Form 10QSB
period 1996-03-31
SNB BANCSHARES INC
filed 1996-05-15
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 1996
                                -----------------------------------------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from _______________________ to _____________________

Commission File Number    33-80076
                       --------------------------------------------------------


                             SNB BANCSHARES, INC.
- - -------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

             GEORGIA                                        58-2107916
- - -------------------------------------            ------------------------------
  State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization                         Identification No.)


700 WALNUT STREET,           MACON, GEORGIA                           31208
- - -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's Telephone Number (912) 477-6030
                          -----------------------------------------------------

                                 SAME AS ABOVE
- - -------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes    ___ No
                                                           ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  ___ Yes    ___ No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

681,400 Shares of $1.00 par value common stock as of March 31, 1996
- - -------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One):  ___ Yes    ___ No

                      SNB BANCSHARES, INC. AND SUBSIDIARY


                                     INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                        --------
PART I     Financial Information

           Condensed Consolidated Balance Sheet                             1

           Condensed Consolidated Statements of Income                      2

           Condensed Consolidated Statements of Cash Flows                  3

           Notes to Condensed Consolidated Financial Statements             4

           Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8


PART II    Other Information

           ITEM 2 Changes in Securities                                    10

           ITEM 6 Exhibits and Reports on Form 8-K                         10

PART I, ITEM 1
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (UNAUDITED)


                                    ASSETS

CASH AND DUE FROM BANKS                                                 $  4,584,671
                                                                      --------------
FEDERAL FUNDS SOLD                                                         2,180,000
                                                                      --------------
INVESTMENTS SECURITIES                                                    32,888,321
                                                                      --------------
LOANS                                                                     69,673,539
                                                                      --------------
BANK PREMISES AND EQUIPMENT                                                2,484,352
                                                                      --------------
OTHER ASSETS                                                               1,836,870
                                                                      --------------
TOTAL ASSETS                                                            $113,647,753
                                                                      ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                $ 97,372,964
                                                                      --------------
BORROWED MONEY                                                             4,497,641
                                                                      --------------
OTHER LIABILITIES                                                          1,403,512
                                                                      --------------
                                                                         103,274,117
                                                                      --------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Authorized 2,500,000 Shares,
    Issued 681,400 Shares                                                    681,400
  Paid-In Capital                                                          6,168,700
  Retained Earnings                                                        3,556,065
  Unrealized Loss on Securities Available for Sale, Net of Tax               (32,529)
                                                                      --------------
                                                                          10,373,636
                                                                      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $113,647,753
                                                                      ==============

The accompanying notes are an integral part of this condensed consolidated balance sheet.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)


                                                             1996          1995
                                                        ------------   -----------
INTEREST INCOME                                           $2,336,620    $1,719,806

INTEREST EXPENSE                                           1,124,400       702,565
                                                        ------------   -----------

NET INTEREST INCOME                                        1,212,220     1,017,241

PROVISION FOR LOAN LOSSES                                     27,000        42,285
                                                        ------------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,185,220       974,956

NONINTEREST INCOME                                           239,235       177,691

NONINTEREST EXPENSE                                          970,579       722,134
                                                        ------------   -----------

INCOME BEFORE INCOME TAXES                                   453,876       430,513

INCOME TAXES                                                 124,388       121,792
                                                        ------------   -----------

NET INCOME                                                $  329,488    $  308,721
                                                        ============   ===========

PRIMARY EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                        $      .45    $      .47
                                                        ============   ===========

FULLY-DILUTED EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                        $      .45    $      .47
                                                        ============   ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                         725,733       656,853
                                                        ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION


                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)


                                                      1996           1995
                                                --------------   ------------
CASH PROVIDED BY OPERATIONS                       $   274,078     $       290
                                                --------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (Purchase) of Investment Securities          1,484,835      (3,745,657)
  Net Loans Made to Customers                      (6,428,031)     (2,520,103)
  Purchase of Premises and Equipment                 (102,047)        (62,033)
  Cash from Sale of OREO                                  -            60,063
  Payment of Dividends                                (74,954)        (60,000)
                                                --------------   ------------

                                                   (5,120,197)     (6,327,730)
                                                --------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Demand, Interest-Bearing
    Demand and Savings Deposits                     5,428,315       1,126,924
  Net Increase in Time Certificates                (1,023,857)      6,032,581
  Proceeds from Issuance (Repayment) of
    Demand Note to the U.S. Treasury                 (149,098)       (437,142)
  Principal Payments on Other Borrowed Money          (27,500)            -
  Proceeds from Issuance of Common Stock            1,750,100             -
                                                --------------   ------------

                                                    5,977,960       6,722,363
                                                --------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           1,131,841         394,923

CASH AND CASH EQUIVALENTS, BEGINNING                5,632,830       4,943,349
                                                --------------   ------------

CASH AND CASH EQUIVALENTS, ENDING                 $ 6,764,671     $ 5,338,272
                                                ==============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

The consolidated financial statements include SNB Bancshares, Inc. and its wholly-owned subsidiary, Security National Bank (the Bank), located in Macon, Georgia. All intercompany accounts have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2)  LOANS

Loans as of March 31, 1996 are comprised of the following:

Commercial                                                       $11,538,078
Real Estate-Construction                                           3,005,820
Real Estate-Other                                                 50,085,703
Installment Loans to Individuals for Personal Expenditures         6,378,435
                                                               -------------

                                                                  71,008,036
Allowance for Loan Losses                                         (1,155,782)
Unearned Interest and Fees                                          (178,715)
                                                               -------------

                                                                 $69,673,539
                                                               =============

Nonperforming Assets

The following table presents the Company's nonperforming assets as of March 31, 1996:

                                                                  ($ IN
                                                                THOUSANDS)
                                                               ------------
Impaired and Other Nonaccrual Loans                                $112
Loans Past Due 90 Days or More and Still Accruing Interest            4
Restructured Loans not Included in the Above                         -
                                                               ------------

TOTAL NONPERFORMING LOANS                                           116

Other Real Estate Owned                                             348
                                                               ------------

TOTAL NONPERFORMING ASSETS                                         $464
                                                               ============

FINANCIAL INFORMATION

(2)  LOANS (CONTINUED)

Loans are generally reported at principal amount less unearned interest and fees. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original loan terms and, generally, represent loans delinquent in excess of 90 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogeneous loans are excluded from impaired loans. Generally, interest payments received on impaired loans are applied to principal. Upon receipt of all loan principal, additional interest payments are recognized as interest income on the cash basis. The adoption of SFAS 114 and 118 did not result in significant changes to the allowance for loan losses and, accordingly, did not have a material impact on the financial statements.

Other nonaccrual loans are loans for which payments of principal and interest are considered doubtful of collection under original terms but collateral values equal or exceed outstanding principal and interest.


(3)  EARNINGS PER SHARE

Earnings per common share and common equivalent share and fully diluted earnings per share for the three-month period ended March 31, 1996 were computed assuming all 179,880 outstanding stock options were exercised as of the beginning of calendar year 1996. The exercise of the option was included in the earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $21.50 and a closing market price of $21.50 for the first quarter of 1996. Consequently, 96,202 shares of stock from the exercise were considered to be common stock equivalents. The excess, if any, of the proceeds from the assumed exercise over the allowable stock repurchase under the treasury stock method was assumed to have been used to reduce short-term debt, with any remaining funds being invested in U.S. Treasury Notes. The net income component of the period's earnings per share computation was adjusted for such assumptions.


(4)  ALLOWANCE FOR LOAN LOSSES

The allowance method is used in providing for losses on loans. Accordingly, all loan losses decrease the allowance and all recoveries increase it. The provision for loan losses is based on factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, economic conditions and the relationship of the allowance for loan losses to outstanding loans.

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged off.

FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the Company's loan loss experience on all loans for the three months ending March 31:

                                                            ($ IN THOUSANDS)
                                                           -----------------

                                                             1996     1995
                                                           --------  -------
ALLOWANCE FOR LOAN LOSSES, JANUARY 1                        $1,128   $1,020
                                                           --------  -------

Charge-Offs
  Commercial, Financial and Agricultural                         9      -
  Real Estate - Construction                                    -       -
  Real Estate - Mortgage                                        -       -
  Consumer                                                       8      -
                                                           --------  -------

                                                                17      -
                                                           --------  -------

Recoveries
  Commercial, Financial and Agricultural                         1        6
  Real Estate - Construction                                    -         1
  Real Estate - Mortgage                                        14        2
  Consumer                                                       3        4
                                                           --------  -------

                                                                18       13
                                                           --------  -------

NET RECOVERIES                                                   1       13
                                                           --------  -------

PROVISION FOR LOAN LOSSES                                       27       42
                                                           --------  -------

ALLOWANCE FOR LOAN LOSSES, MARCH 31                         $1,156   $1,075
                                                           ========  =======

RATIO OF NET RECOVERIES TO AVERAGE LOANS                     0.00%    0.02%
                                                           ========  =======


(5)  INVESTMENT SECURITIES

The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities effective January 1, 1994. In accordance with the provisions of SFAS 115, the Bank elected to classify securities individually as either available for sale or held to maturity. Securities classified as held to maturity are recorded at amortized cost. Those classified as available for sale are adjusted to market value through a tax-effected increase or reduction in stockholders' equity.

FINANCIAL INFORMATION

(5)  INVESTMENT SECURITIES (CONTINUED)

Investment securities as of March 31, 1996 are summarized as follows:

                                                   GROSS           GROSS
                                  AMORTIZED      UNREALIZED      UNREALIZED          FAIR
SECURITIES AVAILABLE FOR SALE       COST           GAINS           LOSSES            VALUE
                               --------------  -------------  ---------------  --------------
U.S. Treasuries                  $ 5,490,910       $ 49,704       $  (1,254)      $ 5,539,360
U.S. Government Agencies
  Mortgage-Backed                  1,066,972         30,948                         1,097,920
  Other                           15,002,725         52,099        (293,977)       14,760,847
State, County and Municipal        4,000,508        121,075          (7,882)        4,113,701
Other                                680,200                                          680,200
                               --------------  -------------  ---------------  --------------

                                 $26,241,315       $253,826       $(303,113)      $26,192,028
                               ==============  =============  ===============  ==============

SECURITIES HELD TO MATURITY
U.S. Government Agencies
  Mortgaged-Backed               $   212,467                      $     (40)      $   212,427
  Other                            1,000,000       $    790                         1,000,790
State, County and Municipal        5,483,826         96,040         (22,231)        5,557,635
                               --------------  -------------  ---------------  --------------

                                 $ 6,696,293       $ 96,830       $ (22,271)      $ 6,770,852
                               ==============  =============  ===============  ==============

The tax-effected change in net unrealized holding losses on securities available for sale in the amount of $32,529 has been charged to stockholders' equity for the three months ended March 31, 1996.

(6)  NONCASH FINANCING ACTIVITIES

Noncash investing activities for the three months ended March 31 are as follows:


                                                              1996         1995
                                                          ----------   -----------

Acquisition of Real Estate through Loan Foreclosure         $    -        $181,285

                                                          ==========   ===========


(7)  ISSUANCE OF COMMON STOCK

During the first quarter of 1996, the Company issued 81,400 shares of additional common stock to new directors and executive officers joining the Company during the interim period. These new shares were issued at current market value resulting in an increase in common stock of $81,400 and an increase in paid-in capital of $1,668,700.

PART I, ITEM 2
FINANCIAL INFORMATION


                      SNB BANCSHARES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Management's discussion and analysis of significant factors affecting the consolidated financial position and operating results during the periods included in the accompanying financial statements are presented hereafter.

RESULTS OF OPERATIONS

The Company's net income was $329,488 and $308,721 for the quarters ending March 31, 1996 and 1995, respectively. Net income per weighted average common and common equivalent share was $0.45 and $0.47, respectively. The decrease in earnings per share resulted from an increase in weighted average shares outstanding due, primarily, to the issuance of 81,400 shares during the quarter ended March 31, 1996. Return on average assets for the Company's sole subsidiary, Security National Bank, was 1.24 percent for March 31, 1996 and 1.57 percent for March 31, 1995. The Bank's return on average equity was 15.57 percent and 17.58 percent, respectively.

Interest earning assets represented 92.16 percent of total assets as March 31, 1996, compared to 92.02 percent as of March 31, 1995. Loans continue to be the Company's largest earning asset, posting a 30.10 percent increase since the first quarter of 1995. Investment securities, the Company's second largest earning asset, increased by 48.59 percent since March 31, 1995. Deposits and borrowed funds continue to serve as the primary funding sources for asset growth, reflected in growth of 33.30 percent and 84.61 percent, respectively,
over the previous year.   These growth trends can be attributed to various
factors including the addition in 1995 of the Company's fourth full service banking office thereby increasing its visibility in the market. This increased visibility is reflected in an increase in advertising costs, up 150 percent over first quarter results of 1995. The Company has also enhanced its services with upgrades in data processing, proof and imaging technology and a new voice response system. Management is currently reviewing various options for additional expansion in 1996 in order to better serve the middle Georgia market.

The provision for loan losses represents management's assessment of the amount necessary to be transferred to the allowance for loan losses to maintain a level which it considers adequate to absorb future losses which may exist in the loan portfolio. The amount of additions to the allowance charged to operating expense is determined through a combination of various methods which include an ongoing loan review, an analysis of current economic conditions, loan loss experience, regulatory guidelines and current levels of nonperforming loans.
The Company's provision for loan losses decreased 36.15 percent from $42,285 for the quarter ended March 31, 1995 to $27,000 for the quarter ended March 31, 1996. The Company's allowance for loan losses decreased 7.56 percent from $1,074,517 for the first quarter of 1995 to $1,155,782 for the first quarter of 1996. Currently, the allowance for loan losses represents 1.63 percent of total outstanding loans which the Company regards as adequate to absorb all future losses inherent in the loan portfolio.

FINANCIAL INFORMATION

LIQUIDITY

The Company manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale or maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. The Company has established an asset/liability committee which continually monitors the relationship of loans to deposits as it relates to the Company's goals. The Company's loan to deposit ratio was 72.74 percent as of March 31, 1996. Management considers this ratio to be satisfactory for liquidity purposes.

CAPITAL RESOURCES

As of March 31, 1996, equity capital equaled 9.13 percent of total assets, compared to 8.61 percent as of March 31, 1995. Book value per common share equaled $15.22 as of March 31, 1996 and $12.17 as of March 31, 1995. The Company issued 81,400 shares of common stock at market value during the first quarter of 1996, resulting in an additional $1,750,100 of equity capital. Other changes to equity were net income for the period of $329,488, cash dividends paid of $74,954 and unrealized losses on investment securities available for sale (net of tax effect) of $56,674.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well capitalized bank as one which has a leverage ratio of at least 5 percent, a Tier 1 capital ratio of at least 6 percent and a total risk based capital ratio of at least 10 percent. As of March 31, 1996, the Company's total risk based capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were all in compliance at 13.8 percent, 12.5 percent and 9.9 percent, respectively.

PART II
OTHER INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY



ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB,
Exhibit 99, filed with the Securities and Exchange Commission for the year ended December 31, 1995 (File No. 33-80076).


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

                                                                              REFERENCE
                                                                     -----------------------
(A)    EXHIBITS INCLUDED HEREIN AND INCORPORATED BY REFERENCE:

       3-Articles of Incorporation and By-Laws                             Incorporated
                                                                           by Reference
                                                                          to 10-KSB for
                                                                            Year Ended
                                                                           December 31,
                                                                               1995


       11-Statement Re Computation of Per Share Earnings                      Page 5,
                                                                            Footnote 3


(B)    REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1996.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.


_______________________________________________________
Robert C. "Neal" Ham
President/Director/Chief Executive Officer


Date: _________________________________________________



_______________________________________________________
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date: _________________________________________________