Form 10QSB
period 1996-06-30
SNB BANCSHARES INC
filed 1996-08-12
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   June 30, 1996
                                 ----------------------------------------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                       to
                               ______________________   ________________

Commission File Number        33-80076
                      --------------------------------------------------

                             SNB BANCSHARES, INC.
- ------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              GEORGIA                                  58-2107916
- -------------------------------------              --------------------
      State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization                  Identification No.)

 700 WALNUT STREET,              MACON,  GEORGIA              31208
- ------------------------------------------------------------------------
(Address  of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number  (912) 477-6030
                          ----------------------------------------------
                             SAME AS ABOVE
- ------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X  Yes     No
                                                           ---        ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 1,362,800 Shares of $1.00 par value common stock as of June 30, 1996
- ------------------------------------------------------------------------------

 Transitional Small Business Disclosure Format (Check One):  ___ Yes    ___ No



                     SNB BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                         --------
PART I     Financial Information

           Condensed Consolidated Balance Sheet                             1

           Condensed Consolidated Statements of Income                      2

           Condensed Consolidated Statements of Cash Flows                  4

           Notes to Condensed Consolidated Financial Statements             5

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11


PART II    Other Information

           ITEM 2 Changes in Securities                                    14

           ITEM 4 Submission of Matters to a Vote of Security Holders      14

           ITEM 6 Exhibits and Reports on Form 8-K                         15


PART I, ITEM 1
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                    ASSETS


CASH AND DUE FROM BANKS                                                  $  5,469,527
                                                                       --------------

FEDERAL FUNDS SOLD                                                             20,000
                                                                       --------------

INVESTMENTS SECURITIES                                                     35,566,924
                                                                       --------------

LOANS                                                                      75,338,293
                                                                       --------------

BANK PREMISES AND EQUIPMENT                                                 2,531,653
                                                                       --------------

OTHER ASSETS                                                                2,205,842
                                                                       --------------

TOTAL ASSETS                                                             $121,132,239
                                                                       ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                                 $104,659,321
                                                                       --------------

BORROWED MONEY                                                              4,455,556
                                                                       --------------

OTHER LIABILITIES                                                           1,476,012
                                                                       --------------

                                                                          110,590,889
                                                                       --------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Authorized 5,000,000 Shares,
    Issued 1,362,800 Shares                                                 1,362,800
  Surplus                                                                   6,168,700
  Retained Earnings                                                         3,164,277
  Unrealized Loss on Securities Available for Sale, Net of Tax Effect        (154,427)
                                                                       --------------

                                                                           10,541,350
                                                                       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $121,132,239
                                                                       ==============

The accompanying notes are an integral part of this condensed consolidated balance sheet.


PART I, ITEM 1 (CONTINUED)
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                          1996        1995
                                                      -----------  ----------

INTEREST INCOME                                        $2,527,912  $1,927,390

INTEREST EXPENSE                                        1,163,420     865,001
                                                     ------------  ----------

NET INTEREST INCOME                                     1,364,492   1,062,389

PROVISION FOR LOAN LOSSES                                  80,000      12,285
                                                     ------------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,284,492   1,050,104

NONINTEREST INCOME                                        259,917     211,211

NONINTEREST EXPENSE                                     1,034,143     795,846
                                                     ------------  ----------

INCOME BEFORE INCOME TAXES                                510,266     465,469

INCOME TAXES                                              145,700     132,962
                                                     ------------  ----------

NET INCOME                                             $  364,566  $  332,507
                                                     ============  ==========

EARNINGS PER COMMON SHARE AND COMMON
  EQUIVALENT SHARE                                     $      .23  $      .24
                                                     ============  ==========

EARNINGS PER COMMON SHARE ASSUMING
  FULL DILUTION                                        $      .23  $      .24
                                                     ============  ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.


PART I, ITEM 1 (CONTINUED)
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)

                                                           1996        1995
                                                       ----------- ------------

INTEREST INCOME                                        $4,864,532  $3,647,196

INTEREST EXPENSE                                        2,287,820   1,567,566
                                                       ----------  ----------

NET INTEREST INCOME                                     2,576,712   2,079,630

PROVISION FOR LOAN LOSSES                                 107,000      54,571
                                                     ------------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     2,469,712   2,025,059

NONINTEREST INCOME                                        513,902     390,410

NONINTEREST EXPENSE                                     2,019,472   1,519,488
                                                     ------------  ----------

INCOME BEFORE INCOME TAXES                                964,142     895,981

INCOME TAXES                                              270,088     254,754
                                                     ------------  ----------

NET INCOME                                             $  694,054  $  641,227
                                                     ============  ==========

EARNINGS PER COMMON SHARE AND COMMON
  EQUIVALENT SHARE                                     $      .45  $      .47
                                                     ============  ==========

EARNINGS PER COMMON SHARE ASSUMING
  FULL DILUTION                                        $      .45  $      .47
                                                     ============  ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                                       1996           1995
                                                              -------------   ------------
CASH PROVIDED BY OPERATIONS                                   $     703,209   $    683,946
                                                              --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Purchase of Investment Securities Available for Sale       (1,095,721)    (5,577,780)
  Net Purchase of Investment Securities Held to Maturity           (292,957)    (1,185,021)
  Net Loans Made to Customers                                   (12,336,445)    (6,590,645)
  Purchase of Premises and Equipment                               (217,403)      (313,132)
  Cash from Sale of OREO                                             23,689         86,695
                                                            ----------------  ------------

                                                                (13,918,837)   (13,579,883)
                                                            ----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Demand, Interest-Bearing Demand
    and Savings Deposits                                         12,880,844        266,445
  Net Increase (Decrease) in Time Certificates                 (1,190,028)`     10,927,757
  Proceeds from Issuance (Repayment) of Demand
    Note to the U.S. Treasury                                      (184,383)         5,290
  Principal Payments on Capital Lease                                     -         (6,144)
  Federal Funds Purchased                                                 -      1,230,000
  Payment of Dividends                                             (149,908)      (120,000)
  Issuance of Capital Stock                                       1,750,100              -
  Proceeds from Issuance (Repayment) of Notes Payable
    to Federal Home Loan Bank                                       (34,300)        (6,300)
                                                            ----------------  ------------

                                                                 13,072,325     12,297,048
                                                            ----------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (143,303)      (598,889)

CASH AND CASH EQUIVALENTS, BEGINNING                              5,632,830      4,943,349
                                                            ----------------  ------------

CASH AND CASH EQUIVALENTS, ENDING                             $   5,489,527   $  4,344,460
                                                            ================  ============

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


(2)  LOANS

Loans as of June 30, 1996 are comprised of the following:

Commercial                                                                              $12,427,788
Real Estate-Construction                                                                  2,142,872
Real Estate-Other                                                                        54,926,169
Loans to Individuals for Personal Expenditures                                            7,305,974
                                                                                      -------------

                                                                                         76,802,803
Allowance for Loan Losses                                                                (1,273,622)
Unearned Interest and Fees                                                                 (190,888)
                                                                                      -------------

                                                                                        $75,338,293
                                                                                      =============

Nonperforming Assets

The following table presents the Company's nonperforming assets as of June 30, 1996:
                                                                                           ($ IN
                                                                                        THOUSANDS)
                                                                                      -------------

Impaired and Other Nonaccrual Loans                                                     $       230
Loans Past Due 90 Days or More and Still Accruing Interest                                        1
Restructured Loans not Included in the Above                                                      -
                                                                                      -------------

TOTAL NONPERFORMING LOANS                                                                       231

Other Real Estate Owned                                                                         493
                                                                                      -------------

TOTAL NONPERFORMING ASSETS                                                              $       724
                                                                                      =============

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


(3)  EARNINGS PER SHARE

Earnings per common share and common equivalent share and fully diluted earnings per share for the three-month period ended June 30, 1996 were computed assuming all 419,760 outstanding stock options were exercised as of the beginning of calendar year 1996. The exercise of options was included in the earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $11.41 and a closing market price of $12.50 for the second quarter of 1996. An average market price of $10.77 and a closing market price of $12.50 were assumed for SNB Bancshares, Inc. stock in the earnings per share computations for the six-month period ended June 30, 1996. Consequently, 230,526 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended June 30, 1996, and 220,585 shares of stock were considered to be common stock equivalents for the six-month period ended June 30, 1996. In the computation of fully diluted earnings per share, 244,917 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended June 30, 1996 and 242,378 shares of stock were considered to be common stock equivalents for the six-month period ended June 30, 1996.

FINANCIAL INFORMATION

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

The following table presents the Company's loan loss experience on all loans for the three months ending June 30:

                                                                                                               ($ in Thousands)
                                                                                                             -----------------
                                                                                                               1996      1995
                                                                                                             -------   -------
ALLOWANCE FOR LOAN LOSSES, APRIL 1                                                                             $1,156   $1,075
                                                                                                             --------  -------

Charge-Offs
  Commercial, Financial and Agricultural                                                                           49        -
  Real Estate - Construction                                                                                        -        -
  Real Estate - Mortgage                                                                                            -        -
  Consumer                                                                                                         27        8
                                                                                                             ---------  ------

                                                                                                                   76        8
                                                                                                             ---------  ------

Recoveries
  Commercial, Financial and Agricultural                                                                           91        3
  Real Estate - Construction                                                                                        -        -
  Real Estate - Mortgage                                                                                           12        -
  Consumer                                                                                                         11        7
                                                                                                             ---------  ------

                                                                                                                  114       10
                                                                                                             ---------  ------

NET RECOVERIES                                                                                                     38        2
                                                                                                             ---------  ------

PROVISION FOR LOAN LOSSES                                                                                          80       13
                                                                                                             ---------  ------

ALLOWANCE FOR LOAN LOSSES, JUNE 30                                                                             $1,274   $1,090
                                                                                                             =========  ======

RATIO OF NET RECOVERIES TO AVERAGE LOANS                                                                         0.05%    0.00%
                                                                                                             =========  ======


FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the Company's loan loss experience on all loans for the six months ending June 30:

                                                                                                              ($ in Thousands)
                                                                                                              -----------------
                                                                                                                1996     1995
                                                                                                              --------  -------
ALLOWANCE FOR LOAN LOSSES, JANUARY 1                                                                           $1,128   $1,020
                                                                                                              --------  -------

Charge-Offs
  Commercial, Financial and Agricultural                                                                           58        -
  Real Estate - Construction                                                                                        -        -
  Real Estate - Mortgage                                                                                            -        -
  Consumer                                                                                                         35        8
                                                                                                              --------  ------

                                                                                                                   93        8
                                                                                                             ---------  ------

Recoveries
  Commercial, Financial and Agricultural                                                                           92        9
  Real Estate - Construction                                                                                        -        1
  Real Estate - Mortgage                                                                                           26        2
  Consumer                                                                                                         14       11
                                                                                                             ---------  ------

                                                                                                                  132       23
                                                                                                             ---------  ------

NET RECOVERIES                                                                                                     39       15
                                                                                                             ---------  ------

PROVISION FOR LOAN LOSSES                                                                                         107       55
                                                                                                             ---------  ------

ALLOWANCE FOR LOAN LOSSES, JUNE 30                                                                             $1,274   $1,090
                                                                                                             =========  ======

RATIO OF NET RECOVERIES TO AVERAGE LOANS                                                                         0.06%    0.03%
                                                                                                             =========  ======

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

FINANCIAL INFORMATION

Investment securities as of June 30, 1996 are summarized as follows:


                                                GROSS        GROSS
                                  AMORTIZED   UNREALIZED  UNREALIZED      FAIR
SECURITIES AVAILABLE FOR SALE       COST        GAINS       LOSSES        VALUE
                                 -----------   ---------   ----------  ------------

U.S. Treasuries                  $ 5,520,621    $ 19,663   $ (29,276)  $ 5,511,008
U.S. Government Agencies
  Mortgage-Backed                    938,839      25,507                   964,346
  Other                           16,835,729      31,102    (335,434)   16,531,397
State, County and Municipal        4,188,816      76,186     (21,729)    4,243,273
Other                                679,300                               679,300
                                 -----------   ---------   ----------   -----------

                                 $28,163,305    $152,458   $(386,439)  $27,929,324
                                 ===========   =========   ==========  ============

SECURITIES HELD TO MATURITY

U.S. Government Agencies
  Mortgaged-Backed               $   161,230               $    (277)  $   160,953
  Other                            1,995,720    $  5,005                 2,000,725
State, County and Municipal        5,480,650      76,072     (64,345)    5,492,377
                                ------------   ---------   ----------  ------------

                                 $ 7,637,600    $ 81,077   $ (64,622)  $ 7,654,055
                                ============   =========   ==========  ============

(6)  NONCASH INVESTING ACTIVITIES

Noncash investing activities for the six months ended June 30 are as follows:

                                                         1996      1995
                                                       --------  --------

Acquisition of Real Estate through Loan Foreclosure    $163,660  $181,285
                                                       ========  ========

(7) STOCKHOLDERS' EQUITY

During the first quarter of 1996, the Company issued 162,800 shares of additional common stock in a private placement to new directors and executive officers joining the Company. These new shares were issued at current market value resulting in an increase in common stock of $162,800 and an increase in paid-in capital of $1,668,700.

During the second quarter of 1996, the board of directors of the Company approved a 100 percent stock split to be effected on June 1, 1996 in the form of a dividend to stockholders. Share, per share data and stockholders' equity account balances for all periods presented in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the additional shares outstanding resulting from the stock split.

FINANCIAL INFORMATION

(7) STOCKHOLDERS' EQUITY (CONTINUED)

In addition to the common stock split, during the second quarter of 1996, the Company approved an Incentive Stock Option Plan authorizing the issuance of stock options to purchase up to 65,000 shares of its $1.00 par value common stock to certain executive officers and key employees. Options to purchase 60,000 shares have been issued pursuant to the plan. The options vest at the rate of 20 percent per year over the next five years. In accordance with Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, measurement of compensation cost and financial statement disclosures related to the issuance of the incentive stock options by the Company will be required in 1997, the year the options begin to vest and become exercisable.

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of June 30, 1996, the bank is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to total assets) of at least 4 percent. The Company's actual ratios as of June 30, 1996 are as follows:

                        ACTUAL   MINIMUM
                       -------   -------

Tier 1 Capital Ratio     12.65%     4.00%
Total Capital Ratio      13.90%     8.00%
Leverage Ratio            9.39%     4.00%


PART I, ITEM 2
FINANCIAL INFORMATION

                              SNB BANCSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the six-month periods ended June 30, 1996 and 1995 and for the years ended December 31, 1995 and 1994. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this prospectus. As SNB has no subsidiaries other than the Bank and no activities other than those of the Bank, the following discussion refers to the financial condition and operations of the Bank.

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995

FINANCIAL CONDITION

Financial condition of a commercial bank should be examined to a large extent in terms of trends in sources and uses of funds. SNB's primary use of funds comes from loan demand. During the six months ended June 30, 1996, net loans made to customers increased $12,336,445 or 19.2 percent. Investment securities increased from $34,439,849 to $35,566,924 during the same period which represents an increase of 3.3 percent. Total assets as of June 30, 1996 were $121,132,239 as compared to $107,566,158 as of December 31, 1995. The increase in total assets (12.6 percent) and the significant loan growth were funded primarily through increased deposits. Deposit growth resulted from increased media advertising and heightened community awareness of the personal banking services provided by SNB. Demand, interest-bearing demand and savings deposits increased by $12,880,844 for the six months ended June 30, 1996. Time deposits decreased by $1,190,028 for the same period.

CAPITAL RESOURCES

The significant growth of SNB for the last two years and, particularly, the last six months has caused management to become increasingly aware of the company's capital needs. Relevant capital balances and ratios for the prior six quarters are as follows:

                                                                QUARTERS
                            -----------------------------------------------------------------------------
                                 2/ND/        1/ST/        4/TH/        3/RD/        2/ND/        1/ST/
                                 1996         1996         1995         1995         1995         1995
                            -----------   -----------   -----------   ----------   ----------   ---------

                                                            (IN THOUSANDS)
Stockholders' Equity          $   10,541   $   10,374   $    8,426   $    7,942   $    7,584   $    7,300
Stockholders' Equity/
  Assets                            8.70%        9.13%        7.83%        7.73%        8.32%        8.61%
Book Value Per Share          $     7.74   $     7.61   $     7.02   $     6.62   $     6.32   $     6.08
Shares Outstanding             1,362,800    1,362,800    1,200,000    1,200,000    1,200,000    1,200,000
Cash Dividends Per
  Share                       $     .055   $     .055   $      .05   $      .05   $      .05   $      .05



FINANCIAL INFORMATION

During the first quarter of 1996, 81,400 shares of additional common stock were issued resulting in contributed capital of $1,750,100. Contributed capital along with net income of $329,488 in the first quarter assisted in raising book value from $7.02 per share as of December 31, 1995 to $7.61 per share at the end of the first quarter. The equity to assets ratio at that time was 9.13 percent. During the quarter ended June 30, 1996, net income of $364,566 less cash dividends paid of $74,954 resulted in book value of $7.74 per share and stockholder equity to assets ratio of 8.70 percent. All share and per share data have been adjusted to reflect a 100 percent stock split effected in the form of a dividend on June 1, 1996 and a 20 percent stock split effected in the form of a dividend on March 20, 1995. Management anticipates future growth in loans and assets will be considerable and may require additional contributed capital.

LIQUIDITY

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments.

The percentage of net loans to deposits as of June 30, 1996 was 73.2, an increase of almost 4 percentage points over the loan-deposit ratio of 69.3 percent as of December 31, 1995. Cash and due from banks and federal funds sold totaled $5,489,527 as of June 30, 1996 as compared with $5,632,830 as of December 31, 1995, representing a decrease of 2.5 percent. The Bank has established relationships with its correspondent banks which will enable it to purchase federal funds on a short-term basis when needed.

Cash provided by operations during the six months ended June 30, 1996 was $703,209. Financing activities consisting primarily of net cash inflows from deposits of $11,690,816 resulted in total cash inflows for the period of $13,072,325. Cash outflows during the same period totaled $13,918,837 for purchases of investment securities ($1,388,678) and net loans to customers of $12,336,445. For the six- month period, cash and cash equivalents decreased overall by $143,303.

RESULTS OF OPERATIONS

  Interest Income

  Interest income from loans and loan fees were $3,880,358 for the period ended June 30, 1996, which represents an increase of $919,763 (31.1%), over the same period for 1995. The increase is attributed to a significant increase in the volume of loans. Interest from investment securities totaled $926,562 for the 1996 period of which 26.4% or $244,727 represents tax-free interest on state, county and municipal obligations. Thirty percent of interest from investment securities in the prior six months ended June 30, 1995 was tax-free interest.

  Interest Expense

  During the first six months of 1996, interest expense to the Bank incurred on behalf of depositors totaled $2,147,607. It was considerably higher than interest expense of the comparable 1995 period which totals $1,474,876. The increase of $672,731 (45.6%) results from increased interest-bearing deposits which were $87,028,963 as of June 30, 1996 versus $65,339,565 as of June 30,
  1995.

FINANCIAL INFORMATION

Provision for Loan Losses

  The Bank provided $107,000 for loan losses for the six months ended June 30, 1996 versus $54,571 for the same period in 1995. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio. The increase in the 1996 provision for loan losses was based primarily on growth in the loans outstanding.

  Management seeks to maintain the allowance for loan losses at a level which will be adequate under current economic conditions. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible loan losses, that additional increases in the allowance will not be required, or that any particular level of allowance for possible loan losses will be maintained.

  As of June 30, 1996, the allowance for loan losses was 1.7 percent of outstanding loans less unearned interest. As of June 30, 1995, the comparable level was 1.9 percent.

  Noninterest Income and Noninterest Expenses

  Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions and other miscellaneous income. Noninterest income of $513,902 for the six months ended June 30, 1996 increased by $123,492 over the comparable period of 1995. Of the total amount,
  62.5 percent resulted from service charges on deposits. Service charges on deposits increased significantly due to increased deposit balances.

  Salaries and employee benefits of $1,047,466 through the second quarter of 1996 were higher than $737,938 for the same period in 1995. The increase is representative of manpower requirements necessary to effectively run a growing financial institution. Total noninterest expenses were $2,019,472 for the six months ended June 30, 1996 and $1,519,488 for the same period in 1995.

  Net Income

  Net income for the first half of 1996 totaled $694,054 as compared to $641,227 for the first half of 1995. Earnings per share were $.45 versus $.47, a decrease of $.02 per share resulting from the issuance of 81,400 shares, which subsequently split to 162,800 shares. Return on average assets for the six months ended June 30, 1996 was 1.24 percent representing a decline of .31 percent from the 1.55 percent earned during the first six months of 1995. The decline resulted, to a large extent, because deposits grew faster than the funds could be effectively employed in earning assets. Return on average stockholders' equity for the first quarter of 1996 was 13.84 percent as compared to 17.66 percent for the comparable period of 1995. The decline can be attributed to the contribution of $1,750,100 of capital during the first six months of 1996.

PART II
OTHER INFORMATION

                              SNB BANCSHARES, INC.

ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

Incorporated herein by reference to Pages 25 and 26 of Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Incorporated herein by reference to Page 12 of Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held on May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

(b) Incorporated herein by reference to Pages 6 through 9 of Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held on May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

(c) PROPOSAL 1 - INCREASE NUMBER OF DIRECTORS AND EXPAND CLASSES

    Incorporated herein by reference to Pages 4 and 5 of Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held on May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

    The number of directors was unanimously voted to be increased from 14 to 18 with each class expanded by an additional person. Of the total votes, 247,482 were given in person and 145,172 by proxy. Abstentions totaled 288,746.

    PROPOSALS 2 AND 3 - ELECTION OF DIRECTORS

    Incorporated herein by reference to Pages 5 and 6 of Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held on May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

    Each of the fourteen nominees named was unanimously voted in office by a total of 392,654 votes. Of the total votes, 247,482 were given in person and 145,172 were given by proxy. Abstentions totaled 288,746.