Form 10QSB
period 1996-09-30
SNB BANCSHARES INC
filed 1996-11-14
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended   September 30, 1996
                               ----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                      to
                               --------------------    -----------------------

Commission File Number        33-80076
                       ----------------------

                             SNB BANCSHARES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

          GEORGIA                                                 58-2107916
------------------------------                               ------------------
State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization                                Identification No.)


700 WALNUT STREET,                 MACON, GEORGIA                    31208
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


Issuer's Telephone Number     (912) 477-6030
                          ------------------------------------------------------


                                 SAME AS ABOVE
--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X    Yes      No
-----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.       Yes        No
                                              -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   1,362,800 Shares of $1.00 par value common stock as of September 30, 1996
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One):      Yes       No
                                                           -----     -----

                      SNB BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I      Financial Information

            Condensed Consolidated Balance Sheet                           1

            Condensed Consolidated Statements of Income                    2

            Condensed Consolidated Statements of Cash Flows                4

            Notes to Condensed Consolidated Financial Statements           5

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

PART II     Other Information

            ITEM 2 Changes in Securities                                  15

            ITEM 6 Exhibits and Reports on Form 8-K                       15

PART I, ITEM 1
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                    ASSETS

Cash and Due from Banks                                         $  6,960,680
                                                                ------------
Federal Funds Sold                                                         -
                                                                ------------
Investments Securities                                            30,168,325
                                                                ------------
Loans                                                             78,292,818
                                                                ------------
Bank Premises and Equipment                                        2,724,631
                                                                ------------
Other Assets                                                       1,737,279
                                                                ------------
Total Assets                                                    $119,883,733
                                                                ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        $102,363,029
                                                                ------------
Borrowed Money                                                     5,284,449
                                                                ------------
Other Liabilities                                                  1,244,466
                                                                ------------
                                                                 108,891,944
                                                                ------------
Stockholders' Equity
  Common Stock, Par Value $1 Per Share; Authorized
    5,000,000 Shares, Issued 1,362,800 Shares                      1,362,800
  Surplus                                                          6,168,700
  Retained Earnings                                                3,540,869
  Unrealized Loss on Securities Available for Sale,
    Net of Tax Effect                                                (80,580)
                                                                ------------
                                                                  10,991,789
                                                                ------------
Total Liabilities and Stockholders' Equity                      $119,883,733
                                                                ============

              The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                          1996         1995
                                                       ----------   ----------
Interest Income                                        $2,646,781   $2,116,450

Interest Expense                                        1,146,442    1,024,232
                                                       ----------   ----------

Net Interest Income                                     1,500,339    1,092,218

Provision for Loan Losses                                 120,000       12,286
                                                       ----------   ----------

Net Interest Income after Provision for Loan Losses     1,380,339    1,079,932

Noninterest Income                                        307,877      219,746

Noninterest Expense                                     1,051,449      766,982
                                                       ----------   ----------

Income before Income Taxes                                636,767      532,696

Income Taxes                                              185,221      152,541
                                                       ----------   ----------

Net Income                                             $  451,546   $  380,155
                                                       ==========   ==========
Earnings Per Common Share and Common
  Equivalent Share                                     $      .27   $      .26
                                                       ==========   ==========

Earnings Per Common Share Assuming
  Full Dilution                                        $      .27   $      .26
                                                       ==========   ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                  1996           1995
                                               ----------     ----------
Interest Income                                $7,511,313     $5,763,646
Interest Expense                                3,434,262      2,591,798
                                               ----------     ----------
Net Interest Income                             4,077,051      3,171,848
Provision for Loan Losses                         227,000         66,857
                                               ----------     ----------
Net Interest Income after Provision
  for Loan Losses                               3,850,051      3,104,991
Noninterest Income                                821,779        608,647
Noninterest Expense                             3,070,921      2,284,961
                                               ----------     ----------
Income before Income Taxes                      1,600,909      1,428,677
Income Taxes                                      455,309        407,295
                                               ----------     ----------
Net Income                                     $1,145,600     $1,021,382
                                               ==========     ==========
Earnings Per Common Share and Common
  Equivalent Share                             $      .74     $      .74
                                               ==========     ==========
Earnings Per Common Share Assuming
  Full Dilution                                $      .72     $      .73
                                               ==========     ==========

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                       1996           1995
                                                   ------------   ------------
CASH PROVIDED BY OPERATIONS                        $  1,390,928   $  1,126,183
                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (Purchase) of Investment Securities            4,103,566    (10,555,022)
  Net Loans Made to Customers                       (15,447,901)    (8,371,613)
  Purchase of Premises and Equipment                   (483,563)      (514,502)
  Cash from Sale of OREO                                234,849         86,695
                                                   ------------   ------------

                                                    (11,593,049)   (19,354,442)
                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Demand, Interest-Bearing Demand
    and Savings Deposits                             14,763,514      2,400,673
  Net Increase in Time Certificates                  (5,368,991)    19,570,542
  Proceeds from Issuance (Repayment) of Demand
    Note to the U.S. Treasury                          (207,990)       196,293
  Principal Payments on Capital Lease                         -         (6,144)
  Federal Funds Purchased                               880,000              -
  Proceeds from Issuance (Repayment) of Notes Payable
    to Federal Home Loan Bank                           (61,800)     1,418,700
  Payment of Dividends                                 (224,862)      (180,000)
  Issuance of Capital Stock                           1,750,100              -
                                                   ------------   ------------

                                                     11,529,971     23,400,064
                                                   ------------   ------------

Net Increase in Cash and Cash Equivalents             1,327,850      5,171,805
Cash and Cash Equivalents, Beginning                  5,632,830      4,943,349
                                                   ------------   ------------

Cash and Cash Equivalents, Ending                  $  6,960,680   $ 10,115,154
                                                   ============   ============

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

(2)  LOANS

Loans as of September 30, 1996 are comprised of the following:

Commercial                                                        $13,489,565
Real Estate-Construction                                            2,458,804
Real Estate-Other                                                  55,993,620
Loans to Individuals for Personal Expenditures                      7,959,220
                                                                  -----------

                                                                   79,901,209
Allowance for Loan Losses                                          (1,435,139)
Unearned Interest and Fees                                           (173,252)
                                                                  ------------

                                                                  $78,292,818
                                                                  ===========

Nonperforming Assets

The following table presents the Company's nonperforming assets as of September 30, 1996:

                                                                     ($ IN
                                                                   THOUSANDS)
                                                                   ----------
Impaired and Other Nonaccrual Loans                                   $263
Loans Past Due 90 Days or More and Still Accruing Interest              31
Restructured Loans not Included in the Above                             -
                                                                      ----

TOTAL NONPERFORMING LOANS                                              294
Other Real Estate Owned                                                319
                                                                      ----

TOTAL NONPERFORMING ASSETS                                            $613
                                                                      ====

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

(3)  EARNINGS PER SHARE

Earnings per common share and common equivalent share and fully diluted earnings per share for the three-month period ended September 30, 1996 were computed assuming all 419,760 outstanding stock options were exercised as of the beginning of calendar year 1996. The exercise of options was included in the earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $15.60 and a closing market price of $16.00 for the third quarter of 1996. An average market price of $10.81 and a closing market price of $16.00 were assumed for SNB Bancshares, Inc. stock in the earnings per share computations for the nine-month period ended September 30, 1996. Consequently, 282,324 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended September 30, 1996, and 221,289 shares of stock were considered to be common stock equivalents for the nine-month period ended September 30, 1996. In the computation of fully diluted earnings per share, 285,760 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended September 30, 1996 and 276,635 shares of stock were considered to be common stock equivalents for the nine-month period ended September 30, 1996.

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

The following table presents the Company's loan loss experience on all loans for the three months ending September 30:

                                                             ($ in Thousands)
                                                            ------------------
                                                              1996      1995
                                                            --------  --------

Allowance for Loan Losses, July 1                            $1,274    $1,090
                                                             ------    ------
Charge-Offs
  Commercial, Financial and Agricultural                          -         -
  Real Estate - Construction                                      -         -
  Real Estate - Mortgage                                          -         -
  Consumer                                                       22         8
                                                             ------    ------

                                                                 22         8
                                                             ------    ------
Recoveries
  Commercial, Financial and Agricultural                         50         -
  Real Estate - Construction                                      -         -
  Real Estate - Mortgage                                          4         5
  Consumer                                                        9         6
                                                             ------    ------

                                                                 63        11
                                                             ------    ------

Net Recoveries                                                   41         3
                                                             ------    ------

Provision for Loan Losses                                       120        12
                                                             ------    ------

Allowance for Loan Losses, September 30                      $1,435    $1,105
                                                             ======    ======

Ratio of Net Recoveries to Average Loans                       0.05%     0.00%
                                                             ======    ======

FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the Company's loan loss experience on all loans for the nine months ending September 30:

                                                             ($ in Thousands)
                                                            ------------------
                                                              1996      1995
                                                            --------  --------

ALLOWANCE FOR LOAN LOSSES, JANUARY 1                         $1,128    $1,020
                                                             ------    ------
Charge-Offs
  Commercial, Financial and Agricultural                         10         -
  Real Estate - Construction                                      -         -
  Real Estate - Mortgage                                          -         -
  Consumer                                                       53        16
                                                             ------    ------

                                                                 63        16
                                                             ------    ------
Recoveries
  Commercial, Financial and Agricultural                         94         9
  Real Estate - Construction                                      -         1
  Real Estate - Mortgage                                         30         7
  Consumer                                                       19        17
                                                             ------    ------

                                                                143        34
                                                             ------    ------

Net Recoveries                                                   80        18
                                                             ------    ------

Provision for Loan Losses                                       227        67
                                                             ------    ------

Allowance for Loan Losses, September 30                      $1,435    $1,105
                                                             ======    ======

Ratio of Net Recoveries to Average Loans                       0.10%     0.03%
                                                             ======    ======

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

FINANCIAL INFORMATION

(5)  INVESTMENT SECURITIES (CONTINUED)

Investment securities as of September 30, 1996 are summarized as follows:

                                                      GROSS           GROSS
                                    AMORTIZED       UNREALIZED      UNREALIZED         FAIR
SECURITIES AVAILABLE FOR SALE          COST           GAINS           LOSSES          VALUE
                                   ------------    ------------    ------------    ------------
U.S. Treasuries                     $ 4,039,697       $  15,537        $ (9,812)    $ 4,045,422
U.S. Government Agencies
  Mortgage-Backed                       484,676          15,019               -         499,695
  Other                              12,679,379          20,964        (248,917)     12,451,426
State, County and Municipal           4,581,984          94,506          (9,388)      4,667,102
Other                                   675,400                                         675,400
                                   ------------    ------------    ------------    ------------
                                    $22,461,136        $146,026       $(268,117)    $22,339,045
                                   ============    ============    ============    ============
SECURITIES HELD TO MATURITY
U.S. Government Agencies
  Mortgaged-Backed                  $   109,196                     $      (186)    $   109,010
  Other                               1,999,115      $      445            (340)      1,999,220
State, County and Municipal           5,720,969          84,825         (18,910)      5,786,884
                                   ------------    ------------    ------------    ------------
                                     $7,829,280        $ 85,270       $ (19,436)     $7,895,114
                                   ============    ============    ============    ============

(6)  NONCASH INVESTING ACTIVITIES

Noncash investing activities for the nine months ended September 30 are as follows:

                                                       1996           1995
                                                     --------       --------
Acquisition of Real Estate
  through Loan Foreclosure                           $200,591         $  -
                                                     ========         ====

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

During the third quarter of 1996, SNB announced an offering of a maximum of 272,560 shares of its $1.00 par common stock at a purchase of $13.50 per share. The shares are offered initially as a rights offering to shareholders of record of SNB pursuant to warrants issued by the Company to shareholders of record as of September 20, 1996. Management anticipates the stock offering to generate an additional $3,600,000 in new equity capital. Form SB-2 Registration Statement filed with the Securities and Exchange Commission is herein incorporated by reference (Exhibit 19).

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of September 30, 1996, the bank is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to total assets) of at least 4 percent. The Company's actual ratios as of September 30, 1996 are as follows:

                                                Actual      Minimum
                                                ------      -------
Tier 1 Capital Ratio                            12.77%        4.00%

Total Capital Ratio                             14.03%        8.00%

Leverage Ratio                                   9.82%        4.00%

PART I, ITEM 2
FINANCIAL INFORMATION

                             SNB BANCSHARES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the nine-month periods ended September 30, 1996 and 1995 and for the years ended December 31, 1995 and 1994. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this prospectus. As SNB has no subsidiaries other than the Bank and no activities other than those of the Bank, the following discussion refers to the financial condition and operations of the Bank.

               Nine Months Ended September 30, 1996 Compared to
                     Nine Months Ended September 30, 1995

FINANCIAL CONDITION

Financial condition of a commercial bank should be examined to a large extent in terms of trends in sources and uses of funds. SNB's primary use of funds comes from loan demand. During the nine months ended September 30, 1996, net loans made to customers increased $15,447,901 or 31.8 percent. Total assets as of September 30, 1996 were $119,883,733 as compared to $107,566,158 as of December 31, 1995. The increase in total assets (16.6 percent) and the significant loan growth were funded primarily through increased deposits. Deposit growth resulted from increased media advertising and heightened community awareness of the personal banking services provided by SNB. Demand, interest-bearing demand and savings deposits increased by $14,763,514 for the nine months ended September 30, 1996. Time deposits decreased by $5,368,991 for the same period.

CAPITAL RESOURCES

The significant growth of SNB for the last two years and, particularly, the last nine months has caused management to become increasingly aware of the company's capital needs. Relevant capital balances and ratios for the prior six quarters are as follows:

                                                                 Quarters
                              -----------------------------------------------------------------------------
                                  3rd           2nd          1st          4th          3rd           2nd
                                  1996         1996          1996        1995          1995          1995
                              ----------    ---------    ----------    ---------    ----------    ----------
                                                               (in thousands)
Stockholders' Equity            $10,992      $10,541       $10,374       $8,426        $7,942        $7,584

Stockholders' Equity/Assets        9.17%        8.70%         9.13%        7.83%         7.73%         8.32%

Book Value Per Share              $8.07        $7.74         $7.61        $7.02         $6.62         $6.32

Shares Outstanding            1,362,800    1,362,800     1,362,800    1,200,000     1,200,000     1,200,000

Cash Dividends Per Share          $.055        $.055         $.055         $.05          $.05          $.05

FINANCIAL INFORMATION

During the first quarter of 1996, 81,400 shares of additional common stock were issued resulting in contributed capital of $1,750,100. Contributed capital along with net income of $329,488 in the first quarter assisted in raising book value from $7.02 per share as of December 31, 1995 to $7.61 per share at the end of the first quarter. The equity to assets ratio at that time was 9.13 percent. During the quarter ended September 30, 1996, net income of $451,546 less cash dividends paid of $74,954 resulted in book value of $8.07 per share and stockholder equity to assets ratio of 8.70 percent. All share and per share data have been adjusted to reflect a 100 percent stock split effected in the form of a dividend on June 1, 1996 and a 20 percent stock split effected in the form of a dividend on March 20, 1995. Management anticipates future growth in loans and assets will be considerable and may require additional contributed capital.

During the third quarter of 1996, SNB announced an offering of a maximum of 272,560 shares of its $1.00 par common stock at a purchase price of $13.50 per share. The shares are offered initially as a rights offering to shareholders of record of SNB pursuant to warrants issued by the Company to shareholders of record as of September 20, 1996. Management anticipates the stock offering to generate an additional $3,600,000 in new equity capital. Form SB-2 Registration Statement filed with the Securities and Exchange Commission is herein incorporated by reference (Exhibit 19).

LIQUIDITY

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments.

The percentage of net loans to deposits as of September 30, 1996 was 77.9, an increase of almost 9 percentage points over the loan-deposit ratio of 69.3 percent as of December 31, 1995. Cash and due from banks and federal funds sold totaled $6,960,680 as of September 30, 1996 as compared with $5,632,830 as of December 31, 1995, representing an increase of 2.4 percent. The Bank has established relationships with its correspondent banks which will enable it to purchase federal funds on a short-term basis when needed. As of September 30, 1996, SNB had $880,000 in federal funds purchased.

Cash provided by operations during the nine months ended September 30, 1996 was $1,390,928. Financing activities consisting primarily of net cash inflows from deposits of $10,722,373 resulted in total cash inflows for the period of $11,529,971. Cash outflows during the same period totaled $11,593,049 for sales of investment securities $4,103,566 and net loans to customers of $(15,447,901). For the nine-month period, cash and cash equivalents increased overall by $1,327,850.

RESULTS OF OPERATIONS

   Interest Income

   Interest income from loans and loan fees were $6,063,625 for the period ended September 30, 1996, which represents an increase of $1,423,527 (30.7%) over the same period for 1995. The increase is attributed to a significant increase in the volume of loans. Interest from investment securities totaled $1,381,167 for the 1996 period of which 27.2% or $376,100 represents tax-free interest on state, county and municipal obligations. Twenty-eight percent of interest from investment securities in the prior nine months ended September 30, 1995 was tax-free interest.

FINANCIAL INFORMATION

   Interest Expense

   During the first nine months of 1996, interest expense to the Bank incurred on behalf of depositors totaled $3,212,685. It was considerably higher than interest expense of the comparable 1995 period which totals $2,443,847. The increase of $768,838 (31.5%) results from increased interest-bearing deposits which were $84,184,837 as of September 30, 1996 versus $74,902,165 as of September 30, 1995.

   Provision for Loan Losses

   The Bank provided $227,000 for loan losses for the nine months ended September 30, 1996 versus $66,857 for the same period in 1995. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio. The increase in the 1996 provision for loan losses was based primarily on growth in the loans outstanding.

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

   As of September 30, 1996, the allowance for loan losses was 1.8 percent of outstanding loans less unearned interest. As of September 30, 1995, the comparable level was also 1.8 percent.

   Noninterest Income and Noninterest Expenses

   Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions and other miscellaneous income. Noninterest income of $821,779 for the nine months ended September 30, 1996 increased by $208,851 over the comparable period of 1995. Of the total amount, 60.9 percent resulted from service charges on deposits. Service charges on deposits increased significantly due to increased deposit balances.

   Salaries and employee benefits of $1,582,424 through the third quarter of 1996 were higher than $1,102,850 for the same period in 1995. The increase is representative of manpower requirements necessary to effectively run a growing financial institution. Total noninterest expenses were $3,070,922 for the nine months ended September 30, 1996 and $2,289,242 for the same period in 1995.

FINANCIAL INFORMATION

   Net Income

   Net income for the nine-months ending September 30, 1996 totaled $1,145,600 as compared to $1,021,382 for the same period of 1995. Earnings per share were $.74 for each period reflecting an increase in shares outstanding for the nine months ending September 30, 1996. Return on average assets for the nine months ended September 30, 1996 was 1.34 percent representing a decline of .21 percent from the 1.55 percent earned during the first nine months of 1995. The decline resulted, to a large extent, because deposits grew faster than the funds could be effectively employed in earning assets. Return on average stockholders' equity for the third quarter of 1996 was 16.66 percent as compared to 19.44 percent for the comparable period of 1995. The decline can be attributed to the contribution of $1,831,500 of capital during the first six months of 1996.

PART II
OTHER INFORMATION

                             SNB BANCSHARES, INC.

ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

Incorporated herein by reference to Pages 25 and 26 of Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)         4   - Instruments Defining the Rights of Security Holders


                - Incorporation herein by reference to Pages 2 and 25 of the
                  Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders held on May 2, 1996 filed with the Securities and Exchange Commission (File No. 33-80076).

            19  - Reports Furnished to Security Holders

                - Incorporated herein by reference to Form SB-2 Registration
                  Statement filed with the Securities and Exchange Commission (File No. 33-80076).

            27  - Financial Data Schedule

(b)         REPORTS ON FORM 8-K

            No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

/s/ H. Averett Walker
---------------------------------------
H. Averett Walker
President

Date: November 14, 1996
     ----------------------------------

/s/ Michael T. O'Dillon
---------------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/
  Controller/Chief Financial Officer

Date: November 14, 1996
     ----------------------------------