Form 10KSB40
period 1996-12-31
SNB BANCSHARES INC
filed 1997-03-31
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB



[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934
            (FEE REQUIRED)

For the Fiscal Year Ended  December 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934
            (NO FEE REQUIRED)

For the Transition Period from ____________________ to _________________________

Commission File Number 33-80076

                             SNB BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          GEORGIA                                          58-2107916
------------------------------                    ------------------------------
State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization                          Identification No.)

700 WALNUT STREET,              MACON,  GEORGIA                    31208
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number (912) 722-6200

Securities Registered Under Section 12(b) of the Exchange Act:


         Title of Each Class           Name of Each Exchange on Which Registered

               NONE
--------------------------------      ------------------------------------------

--------------------------------      ------------------------------------------

         Securities Registered Under Section 12(g) of the Exchange Act:

COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)


--------------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X]  Yes   [ ]  No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $11,305,661 for year ended December 31, 1996.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $24,822,780 Based on Prices as of March 24, 1997.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

                        (ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. [ ] Yes    [ ] No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,654,852 shares of $1.00 par value common stock as of December 31, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                                 See Attached


Transitional Small Business Disclosure Format (Check one):  [ ] Yes   [X] No



                      DOCUMENTS INCORPORATED BY REFERENCE



               LOCATION IN FORM 10-KSB                                INCORPORATED DOCUMENT
---------------------------------------------------    ----------------------------------------------------

PART I
Item 1 - Business                                      Pages 22 through 30 of the Company's Definitive
                                                       Proxy Statement dated April 11, 1997, in connection
                                                       with its Annual Meeting to be held April 22, 1997.

Item 3 - Legal Proceedings                             Page 21 of the Company's Definitive Proxy
                                                       Statement dated April 11, 1997, in connection with
                                                       its Annual Meeting to be held April 22, 1997.


PART II
Item 5 - Market for Common Equity and Related          Pages 2, 31 and 32 of the Company's Definitive
 Stockholder Matters                                   Proxy Statement dated April 11, 1997, in connection
                                                       with its Annual Meeting to be held April 22, 1997.

Item 6 - Management's Discussion and Analysis or       Exhibit 99 (a), Excerpt from 1996 Annual Report to
 Plan of Operation                                     Stockholders.


PART III
Item 9 - Directors, Executive Officers, Promoters      Pages 5 through 13 of the Company's Definitive
 and Control Persons; Compliance with Section 16(a)    Proxy Statement dated April 11, 1997, in connection
 of the Exchange Act.                                  with its Annual Meeting to be held April 22, 1997.

Item 10 - Executive Compensation                       Pages 16 through 21 of the Company's Definitive
                                                       Proxy Statement dated April 11, 1997, in connection
                                                       with its Annual Meeting to be held April 22, 1997.

Item 11 - Security Ownership of Certain Beneficial     Pages 6 through 11 of the Company's Definitive
 Owners and Management                                 Proxy Statement dated April 11, 1997, in connection
                                                       with its Annual Meeting to be held April 22, 1997.

Item 12 - Certain Relationships and Related            Page 15 of the Company's Definitive Proxy
 Transactions                                          Statement dated April 11, 1997, in connection with
                                                       its Annual Meeting to be held April 22, 1997.


PART I
Item 1
BUSINESS

Incorporated herein by reference to pages 22 through 30 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.

Item 2
PROPERTIES

The Bank currently owns three full-service operating locations and leases one full-service location. The rented property is being leased for a term of three years with an option to purchase at any time prior to the end of the lease term. Facilities and locations are:


                                               APPROXIMATE
                                               SQUARE FT.      TYPE OF     OWNED (O) OR
         LOCATION             PRINCIPAL USE     OCCUPIED    CONSTRUCTION    LEASED (L)
------------------------     --------------    ----------   ------------   ------------

MAIN OFFICE:                 Banking Services     4,267     Brick Masonry       0
700 Walnut Street
P.O. Box 4748
Macon, Georgia 31208-4748

BRANCH OFFICE:               Banking Services     6,500     Brick Masonry       0
2918 Riverside Drive
Macon, Georgia  31204

BRANCH OFFICE:               Banking Services     2,225     Brick Masonry       0
4699 Log Cabin Drive
Macon, Georgia  31206

BRANCH OFFICE:               Banking Services     2,541     Brick Masonry       L
1897 Shurling Drive
Macon, Georgia  31211


Management considers that its properties are well maintained.

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 21 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
Item 5
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to pages 2, 31 and 32 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.

Item 6
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Incorporated herein by reference to excerpt from the 1996 Annual Report to Stockholders.

Item 7
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - Years Ended December 31, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995

     Notes to Consolidated Financial Statements

Item 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.


PART III
Item 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Incorporated herein by reference to pages 5 through 13 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.

Item 10
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 16 through 21 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.

Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 6 through 11 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.

Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 15 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 22, 1997.


PART IV
Item 13
EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS INCLUDED HEREIN:                                                                   PAGE

     3(a) - Articles of Incorporation                                                            N/A
          - Filed as Exhibit 3 to the Registrant's Registration Statement on Form SR-2 (File
            No. 33-80076), Filed with the Commission on September 30, 1996 and Incorporated
            Herein

     3(b) - Bylaws                                                                                N/A
          - Filed as Exhibit 3 to the Registrant's Registration Statement on   Form SR-2
            (File No. 33-80076), Filed with the Commission on September 30, 1996 and
            Incorporated Herein

     4 - Instruments Defining the Rights of Security Holders                               Definitive Proxy
                                                                                              Statement,
                                                                                           Incorporated by
                                                                                              Reference

    10 - Material Contracts

    10 (a) Property Lease                                                                     Attachment

    10 (b) 1996 Incentive Stock Option Plan                                                   Attachment

    11 - Statement of Computation of Net Income Per Share                                    Exhibit 99(b)
                                                                                           19, Footnote 17

PART IV
Item 13
EXHIBITS AND REPORTS ON FORM 8-K (Continued)

(a)  EXHIBITS INCLUDED HEREIN:
     13    - 1996 Annual Report to Stockholders,               Attachment

     21    - Subsidiary Information                           Exhibit 99(b) 7,
                                                                Footnote 1

     27    - Financial Data Schedule                           Attachment

     99    - Additional Exhibits

     99(a) - Excerpt from 1996 Annual Report to
             Stockholders Incorporated by Reference            Attachment

     99(b) - Consolidated Financial Statements                 Attachment

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security National Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



SNB BANCSHARES, INC.

__________________________________             ________________________________
Robert C. "Neal" Ham                           H. Averett Walker
Chairman of the Board of Directors             President/Director/Chief
                                               Executive Officer

Date:_____________________________             Date:___________________________


__________________________________             ________________________________
Richard A. Collinsworth                        Shirley O. Jackson
Executive Vice President                       Senior Vice-President/Secretary

Date:_____________________________             Date:___________________________


__________________________________
Michael T. O'Dillon
Senior Vice-President/Treasurer/Controller/
 Chief Financial Officer

Date:_____________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

__________________________________
Robert C. Allen, Director                      Date:___________________________


__________________________________
Alford C. Bridges, Director                    Date:___________________________

__________________________________
William P. Brooks, M.D., Director              Date:___________________________



__________________________________
Lee R. Greene, Jr., Director                   Date:___________________________



__________________________________
Benjamin W. Griffith, III, Director            Date:___________________________



__________________________________
James W. Kinman, Director                      Date:___________________________



__________________________________
Robert T. Mullis, Director                     Date:___________________________



__________________________________
Ben G. Porter, Director                        Date:___________________________



__________________________________
Sydney J. Pyles, Director                      Date:___________________________



__________________________________
John F. Rogers, Jr., Director                  Date:___________________________



__________________________________
Charles W. Selby, Director                     Date:___________________________

__________________________________
Frank M. Shepherd, Jr., Director               Date:___________________________



__________________________________
Chris R. Sheridan, Jr., Director               Date:___________________________



__________________________________
Joe E. Timberlake, III, Director               Date:___________________________



__________________________________
Frank G. Wall, Jr., Director                   Date:___________________________



__________________________________
Richard W. White, Jr., Director                Date:___________________________