Form 10QSB
period 1997-03-31
SNB BANCSHARES INC
filed 1997-05-15
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the Quarterly Period Ended March 31, 1997
                               -------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from ________________________ to _____________________

Commission File Number 33-80076
                       ---------------------------------------------------------

                             SNB BANCSHARES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

             GEORGIA                                      58-2107916
----------------------------------------     -----------------------------------
     State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization                    Identification No.)


700 WALNUT STREET,                         MACON,GEORGIA                31208
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Issuer's Telephone Number (912) 722-6200
                          ------------------------------------------------------

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1.684,560 Shares of $1.00 par value common stock as of March 31, 1997
--------------------------------------------------------------------------------

 Transitional Small Business Disclosure Format (Check One):  ___ Yes    ___ No

                  SNB BANCSHARES, INC. AND SUBSIDIARY


                                     INDEX

                                                                      PAGE
                                                                     NUMBER
                                                                    --------
PART I     Financial Information

           Condensed Consolidated Balance Sheet                         1

           Condensed Consolidated Statements of Income                  2

           Condensed Consolidated Statements of Cash Flows              3

           Notes to Condensed Consolidated Financial Statements         4

           Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9


PART II    Other Information

           ITEM 2 Changes in Securities                                12

           ITEM 6 Exhibits and Reports on Form 8-K                     13

PART I, ITEM 1
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997
                                  (UNAUDITED)


                                    ASSETS
CASH AND DUE FROM BANKS                                           $  6,097,534
                                                                  -------------

FEDERAL FUNDS SOLD                                                   3,680,000
                                                                  -------------

INVESTMENTS SECURITIES                                              29,259,829
                                                                  -------------

LOANS                                                               88,331,816
                                                                  -------------

PREMISES AND EQUIPMENT                                               3,345,228
                                                                  -------------

OTHER ASSETS                                                         2,577,348
                                                                  -------------

TOTAL ASSETS                                                      $133,291,755
                                                                  =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                          $114,264,769
                                                                  -------------

BORROWED MONEY                                                       1,551,131
                                                                  -------------

OTHER LIABILITIES                                                    1,928,310
                                                                  -------------

                                                                   117,744,210
                                                                  -------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Authorized
    2,500,000 Shares, Issued 1,684,560 Shares                        1,684,560
  Paid-In Capital                                                    9,684,012
  Retained Earnings                                                  4,259,181
  Unrealized Loss on Securities Available for Sale, Net of Tax         (80,208)
                                                                  -------------

                                                                    15,547,545
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $133,291,755
                                                                  =============

The accompanying notes are an integral part of this condensed consolidated balance sheet.

FINANCIAL INFORMATION


                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                          1997        1996
                                                       ----------  ----------
INTEREST INCOME                                        $2,770,803  $2,336,620

INTEREST EXPENSE                                        1,183,765   1,124,400
                                                       ----------  ----------

NET INTEREST INCOME                                     1,587,038   1,212,220

PROVISION FOR LOAN LOSSES                                  60,000      27,000
                                                       ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,527,038   1,185,220

NONINTEREST INCOME                                        287,749     239,235

NONINTEREST EXPENSE                                     1,228,464     970,579
                                                       ----------  ----------

INCOME BEFORE INCOME TAXES                                586,323     453,876

INCOME TAXES                                              174,924     124,388
                                                       ----------  ----------

NET INCOME                                             $  411,399  $  329,488
                                                       ==========  ==========

PRIMARY EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                     $      .22  $      .23
                                                       ==========  ==========

FULLY-DILUTED EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                     $      .22  $      .23
                                                       ==========  ==========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                    1,903,243   1,451,466
                                                       ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION


                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                         1997          1996
                                                     ------------  ------------
CASH PROVIDED BY OPERATIONS                          $ 1,774,679   $   274,078
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (Purchase) of Investment Securities             3,229,031     1,484,835
  Net Loans Made to Customers                         (3,953,717)   (6,428,031)
  Purchase of Premises and Equipment                    (871,085)     (102,047)
  Proceeds from Sale of Other Real Estate                172,159             -
  Proceeds from Sale of Repossessions                     13,482             -
                                                     ------------  ------------

                                                      (1,410,130)   (5,045,243)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Demand, Interest-Bearing
    Demand and Savings Deposits                         (467,639)    5,428,315
  Net Increase in Time Certificates                    1,700,746    (1,023,857)
  Repayment of Demand Note to the U.S. Treasury         (259,464)     (149,098)
  Principal Payments on Other Borrowed Money          (2,329,150)      (27,500)
  Proceeds from Issuance of Common Stock                 401,058     1,750,100
  Dividends Paid                                        (101,074)      (74,954)
                                                     ------------  ------------

                                                      (1,055,523)    5,903,006
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (690,974)    1,131,841

CASH AND CASH EQUIVALENTS, BEGINNING                  10,468,508     5,632,830
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, ENDING                    $ 9,777,534   $ 6,764,671
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

(2)  LOANS

Loans as of March 31, 1997 are comprised of the following:

Commercial                                                          $16,611,166
Real Estate-Construction                                              2,173,511
Real Estate-Other                                                    62,485,201
Installment Loans to Individuals for Personal Expenditures            8,673,140
                                                                    ------------

                                                                     89,943,018
Allowance for Loan Losses                                            (1,447,608)
Unearned Interest and Fees                                             (163,594)
                                                                    ------------

                                                                    $88,331,816
                                                                    ===========

Nonperforming Assets


The following table presents the Company's nonperforming assets as of March 31, 1997:

                                                                       ($ IN
                                                                     THOUSANDS)
                                                                   -------------
Impaired and Other Nonaccrual Loans                                  $   609
Loans Past Due 90 Days or More and Still Accruing Interest               249
Restructured Loans not Included in the Above                               -
                                                                   -------------

TOTAL NONPERFORMING LOANS                                                858

Other Real Estate Owned                                                  527
                                                                   -------------

TOTAL NONPERFORMING ASSETS                                           $ 1,385
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

(3)  EARNINGS PER SHARE

Earnings per common share and common equivalent share and fully diluted earnings per share for the three-month period ended March 31, 1997 were computed assuming all 310,560 outstanding stock options were exercised as of the beginning of calendar year 1997. The exercise of the option was included in the earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $13.989 and a closing market price of $14.501 for the first quarter of 1997. Consequently, 229,636 shares of stock from the exercise were considered to be common stock equivalents. In the computation of fully diluted earnings per share, 234,250 shares of stock from the exercise were considered to be common stock equivalents.

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

FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the Company's loan loss experience on all loans for the three months ending March 31:

                                                          ($ in Thousands)
                                                         ------------------

                                                           1997      1996
                                                         --------  --------
ALLOWANCE FOR LOAN LOSSES, JANUARY 1                      $1,383    $1,128
                                                         --------  --------

Charge-Offs
  Commercial, Financial and Agricultural                      60         9
  Real Estate - Construction                                   -         -
  Real Estate - Mortgage                                      27         -
  Consumer                                                    33         8
                                                         --------  --------

                                                             120        17
                                                         --------  --------

Recoveries
  Commercial, Financial and Agricultural                       1         1
  Real Estate - Mortgage                                     121        14
  Consumer                                                     3         3
                                                         --------  --------

                                                             125        18
                                                         --------  --------

NET RECOVERIES                                                 5         1
                                                         --------  --------

PROVISION FOR LOAN LOSSES                                     60        27
                                                         --------  --------

ALLOWANCE FOR LOAN LOSSES, MARCH 31                       $1,448    $1,156
                                                         ========  ========

RATIO OF NET RECOVERIES TO AVERAGE LOANS                    0.01%     0.00%
                                                         ========  ========

(5)  INVESTMENT SECURITIES

The Bank records investment securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of SFAS 115, the Bank elected to classify securities individually as either available for sale or held to maturity. Securities classified as held to maturity are recorded at amortized cost. Those classified as available for sale are adjusted to market value through a tax-effected increase or reduction in stockholders' equity.

FINANCIAL INFORMATION

(5)  INVESTMENT SECURITIES (CONTINUED)

Investment securities as of March 31, 1997 are summarized as follows:

                                                     GROSS        GROSS
                                      AMORTIZED   UNREALIZED   UNREALIZED      FAIR
SECURITIES AVAILABLE FOR SALE           COST        LOSSES       LOSSES        VALUE
                                     -----------  -----------  -----------  -----------
U.S. Treasuries                      $ 4,037,930    $ 10,067    $  (5,942)  $ 4,042,055
U.S. Government Agencies
  Mortgage Backed                        289,999      10,192         (503)      299,688
  Other                               13,432,359      16,050     (226,552)   13,221,857
State, County and Municipal            4,621,235      84,319       (9,160)    4,696,394
Other                                    583,300                                583,300
                                     -----------  -----------  -----------  -----------

                                     $22,964,823    $120,628    $(242,157)  $22,843,294
                                     ===========  ===========  ===========  ===========

SECURITIES HELD TO MATURITY

U.S. Government Agencies
  Mortgaged Backed                   $     2,687                $      (5)  $     2,682
  Other                                1,000,000    $    150                  1,000,150
State, County and Municipal            5,413,848      76,582      (11,821)    5,478,609
                                     -----------  -----------  -----------  -----------

                                     $ 6,416,535    $ 76,732    $ (11,826)  $ 6,481,441
                                     ===========  ===========  ===========  ===========

Unrealized holding losses, net of tax, on securities available for sale in the amount of $82,208 has been charged to stockholders' equity as of March 31, 1997.


(6)  PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of March 31, 1997:

Land                                                                $   741,686
Building                                                              1,646,372
Furniture, Fixtures and Equipment                                     1,965,421
Leasehold Improvements                                                  100,810
                                                                    ------------

                                                                      4,454,289
                                                                     (1,109,061)
                                                                    ------------

                                                                    $ 3,345,228
                                                                    ============

Depreciation charged to operations totaled $69,604 for the quarter ended March 31, 1997.

FINANCIAL INFORMATION

(7)  STOCKHOLDERS' EQUITY

During the first quarter of 1997, the Company issued 29,708 shares of additional common stock in a private placement to new directors and executive officers joining the Company. These new shares were issued at current market value resulting in an increase in common stock of $29,708 and an increase in paid-in capital of $371,350.

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of March 31, 1997, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of March 31, 1997 are as follows:

                                                         ACTUAL       MINIMUM
                                                        --------     ---------
Tier 1 Capital Ratio                                      15.68%         4.00%
Total Capital Ratio                                       16.93%         8.00%
Leverage Ratio                                            12.11%         4.00%

(8)  NONCASH FINANCING ACTIVITIES

Noncash investing activities for the three months ended March 31 are as follows:

                                                          1997         1995
                                                        --------     ---------
Acquisition of Real Estate through Loan Foreclosure     $425,526     $     -
                                                        ========     =========

PART I, ITEM 2
FINANCIAL INFORMATION


                      SNB BANCSHARES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 1997 and 1996. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this quarterly report. As SNB has no subsidiaries other than Security National Bank (the Bank), the following discussion refers to the financial condition and operations of the Bank.

FINANCIAL CONDITION

The financial condition of SNB Bancshares, Inc. and subsidiary (SNB) for the quarter ended March 31, 1997 continues to show strong growth as compared to December 31, 1996. Cash flows from investing activities reveal a shift in interest-earning assets between SNB's investment and loan portfolios. Since December 31, 1996, SNB has funded an additional $3,954,000 in loans while reducing current debt outstanding by $2,589,000. Deposit growth continued for the first quarter evidenced by net cash inflows of $1,233,000 from customer deposits. Compared to the quarter ended March 31, 1996, total assets have grown by 17.3 percent, loans have grown by 26.8 percent and customer deposits have grown by 17.3 percent.

In order to better serve its growing customer base, SNB continued to expand its existing facilities through the acquisition of two additional branch locations and the leasing of a modern operations center facility. SNB is also in the process of renovating its original main office location on Riverside Drive in Macon, Georgia which will house its executive offices. Net expenditures for bank premises and equipment during the first quarter 1997 totaled $871,000 for a net increase of 35 percent since March 31, 1996 and 32 percent since December 31, 1996.

CAPITAL RESOURCES

During the first quarter of 1997, SNB issued an additional 29,708 shares of common stock resulting in an increase in capital of $401,058. Since March 31, 1996, equity capital has increased by $5,174,000 or 49.9 percent. Book value per share has increased from $7.61 as of March 31, 1996 to $9.23 as of March 31, 1997 as a result of continued profitability and contributed capital. For the quarter ended March 31, 1997, equity capital equaled 11.16 percent of total assets compared to 9.13 percent for the same period in 1996.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well capitalized bank as one which has a leverage ratio of at least 5 percent, Tier 1 capital ratio of at least 6 percent and a total risk based capital ratio of at least 10 percent. As of March 31, 1996, SNB's total risk based capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were all in compliance at 16.93 percent, 15.68 percent and 12.11 percent, respectively.

FINANCIAL INFORMATION

LIQUIDITY

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale and maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. As of March 31, 1997, the percentage of net loans to deposits was 78.57, compared to 72.74 as of March 31, 1996 and 75.08 as of December 31, 1996. Cash and cash equivalents totaled $9,778,000 as of March 31, 1997 compared with $10,469,000 as of December 31, 1996. Cash provided from operations totaled $1,775,000 for the first quarter of 1997 compared to $274,000 for the same period in 1996. Cash used in investing and financing activities for the first quarter of 1997 totaled $1,410,000 and $1,056,000, respectively. Net loans made to customers and the reduction of outstanding debt accounted for the majority of cash outflows. The Bank has established relationships with its correspondent banks which will enable it to borrow additional funds as needed. As of March 31, 1997, SNB had $1,551,000 in other borrowed money.

SNB has an asset/liability committee which continually monitors the relationship of interest-earning assets and interest-bearing liabilities as it relates to SNB's goals.

RESULTS OF OPERATIONS

Interest Income and Interest Expense

Interest income for the three months ended March 31, 1997 totaled $2,770,803 compared to $2,336,620 for the same period in 1996 representing an increase of $434,183 or 18.6 percent. This increase is primarily attributable to loan growth of 26.8 percent resulting in an increase in interest and fees on loans of $875,000 or 23.7 percent. Interest on investment securities totaled $439,000 for the first quarter of 1997, of which 29.9 percent represents tax-free interest on state, county and municipal obligations. This is comparable to the same period of 1996 when interest on investments totaled $458,000, of which 27 percent of interest from investments was tax-free.

Interest paid on customer deposits totaled $1,123,000 for the first quarter of 1997 compared to $1,054,000 for the same period in 1996 representing an increase of $69,000 or 6.5 percent. Total customer deposits increased by 17.3 percent over the same period.

Interest income exceeded interest expense by $1,587,000 for the three months ended March 31, 1997 resulting in an increase of $375,000 over the prior year period ended March 31. The Bank's net interest rate margin increased 45 basis points to 5.49 percent as of March 31, 1997 compared to 5.04 percent as of March 31, 1996.

FINANCIAL INFORMATION

Provision for Loan Losses

The Bank provided $60,000 for potential loan losses for the three months ended March 31, 1997 compared to $27,000 for the same period in 1996. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio. The increase in the 1997 provision for loan losses was based primarily on growth in the loans outstanding along with an increase in nonperforming assets.

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

As of March 31, 1997, the allowance for loan losses was 1.61 percent of outstanding loans less unearned interest. As of March 31, 1996, the comparable level was 1.63 percent.

Noninterest Income and Noninterest Expenses

Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions and other miscellaneous income. For the quarter ended March 31, 1997, service charges on deposits totaled $243,000 or 84 percent of total noninterest income. This level of service charges represents a 65 percent increase over the same period for 1996 when service charges on deposits totaled $147,000 or 61 percent of noninterest income. This trend is reflective of the aforementioned increase in customer deposits.

Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense and other miscellaneous operating expenses. For the first quarter of 1997, salary and employee benefits expense totaled $624,000 or 51 percent of noninterest expenses compared to $506,000 or 52 percent of noninterest expenses for the same period of 1996. Salary and employee benefits increased 23.3 percent over this period due to the increased staffing required for SNB's expansion efforts. In total, noninterest expenses increased 26.6 percent for the first quarter of 1997 compared to the first quarter of 1996 which is also reflective of SNB's planned growth. Although noninterest expenses increased, SNB's overhead efficiency ratio for the quarter ended March 31, 1997 was calculated at 67.79 percent compared to 69.43 percent for the same period in 1996.

Net Income

Net income for the quarter ended March 31, 1997 equaled $411,000 compared to $329,000 for the same period in 1996, representing a 24.9 percent increase. This can be attributed in part to the increase in interest-earning assets which represent 128.85 percent of interest-bearing liabilities as of March 31, 1997 compared to 122.79 percent as of the same date in 1996. Return on average assets increased 4 basis points from 1.24 percent for the quarter ended March 31, 1996 to 1.28 percent for the quarter ended March 31, 1997. Return on average equity for the three months ended March 31, 1997 was calculated at 11.14 percent compared to 14.00 percent for the same period ended March 31, 1996. This decline is due to the increase in capital from a successful stock offering during this same period.

PART II
OTHER INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY


ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB,
Exhibit 99, filed with the Securities and Exchange Commission for the year ended December 31, 1996 (File No. 33-80076).


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

                                                                                            PAGE
                                                                                      ----------------
(A)    EXHIBITS INCLUDED HEREIN AND INCORPORATED BY REFERENCE:

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

       11   - Statement Re Computation of Per Share Earnings                                Page 5,
                                                                                           Footnote 3

       27   - Financial Data Schedule                                                      Attachment

(B)    REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.


__________________________________________
H. Averett Walker
President/Chief Executive Officer

Date:_____________________________________





__________________________________________
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date:_____________________________________