Form 10QSB
period 1997-06-30
SNB BANCSHARES INC
filed 1997-08-14
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the Quarterly Period Ended    June 30, 1997
                                                -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                        to
                               ----------------------    ---------------------

                        Commission File Number   33-80076
                                               -----------

                             SNB BANCSHARES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)


          GEORGIA                                                58-2107916
------------------------------                              -------------------
State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                               Identification No.)


2918 RIVERSIDE DRIVE, MACON, GEORGIA                                  31204
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                  Issuer's Telephone Number   (912) 722-6200
                                            -----------------


                               700 WALNUT STREET
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes        No
                                               ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,684,560 Shares of $1.00 par value common stock as of June 30. 1997
     --------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One):      Yes        No
                                                            ---        ---

                      SNB BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                        Page
                                                                       Number
                                                                     ---------

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

PART I, ITEM 1
Financial Information

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (UNAUDITED)


                                    ASSETS

Cash and Due from Banks                                           $  7,429,460
                                                                  ------------

Federal Funds Sold                                                   7,630,000
                                                                  ------------

Investments Securities                                              29,171,073
                                                                  ------------

Loans                                                               89,180,227
                                                                  ------------

Premises and Equipment                                               3,493,768
                                                                  ------------

Other Assets                                                         2,365,491
                                                                  ------------

Total Assets                                                      $139,270,019
                                                                  ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                          $119,363,954
                                                                  ------------

Borrowed Money                                                       2,296,814
                                                                  ------------

Other Liabilities                                                    1,650,637
                                                                  ------------

                                                                   123,311,405
                                                                  ------------
Stockholders' Equity
  Common Stock, Par Value $1 Per Share;
    Authorized 5,000,000 Shares,
    Issued 1,684,560 Shares                                          1,684,560
  Surplus                                                            9,684,012
  Retained Earnings                                                  4,596,434
  Unrealized Loss on Securities
    Available for Sale, Net of Tax                                      (6,392)
                                                                  ------------

                                                                    15,958,614
                                                                  ------------

Total Liabilities and Stockholders' Equity                        $139,270,019
                                                                  ============

             The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

Financial Information

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                         1997        1996
                                                      ----------  ----------
Interest Income                                       $2,819,357  $2,527,912

Interest Expense                                       1,213,921   1,163,420
                                                      ----------  ----------

Net Interest Income                                    1,605,436   1,364,492

Provision for Loan Losses                                 90,000      80,000
                                                      ----------  ----------

Net Interest Income After Provision for Loan Losses    1,515,436   1,284,492

Noninterest Income                                       322,735     259,917

Noninterest Expense                                    1,212,123   1,034,143
                                                      ----------  ----------

Income Before Income Taxes                               626,048     510,266

Income Taxes                                             187,722     145,700
                                                      ----------  ----------

Net Income                                            $  438,326  $  364,566
                                                      ==========  ==========

Primary Earnings Per Common and Common
  Equivalent Share                                    $      .23  $      .23
                                                      ==========  ==========

Earnings Per Common and Common
  Equivalent Share Assuming Full Dilution             $      .23  $      .23
                                                      ==========  ==========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

Financial Information

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                         1997        1996
                                                      ----------   ----------
Interest Income                                       $5,590,160   $4,864,532

Interest Expense                                       2,397,686    2,287,820
                                                      ----------   ----------

Net Interest Income                                    3,192,474    2,576,712

Provision for Loan Losses                                150,000      107,000
                                                      ----------   ----------

Net Interest Income After Provision for Loan Losses    3,042,474    2,469,712

Noninterest Income                                       610,484      513,902

Noninterest Expense                                    2,440,587    2,019,472
                                                      ----------   ----------

Income Before Income Taxes                             1,212,371      964,142

Income Taxes                                             362,645      270,088
                                                      ----------   ----------

Net Income                                            $  849,726   $  694,054
                                                      ==========   ==========

Primary Earnings Per Common and Common
  Equivalent Share                                    $      .44   $      .45
                                                      ==========   ==========

Earnings Per Common and Common
  Equivalent Share Assuming Full Dilution             $      .44   $      .45
                                                      ==========   ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

Financial Information

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                        1997           1996
                                                     -----------   ------------
CASH PROVIDED BY OPERATIONS                          $ 2,107,262   $    703,209
                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Purchase (Sale) of Investment Securities
    Available for Sale                                 3,063,260     (1,095,721)
  Net Purchase (Sale) of Investment Securities
    Held to Maturity                                     356,354       (292,957)
  Net Loans Made to Customers                         (4,784,656)   (12,336,445)
  Purchase of Premises and Equipment                  (1,093,796)      (217,403)
  Proceeds from Sale of Other Real Estate                241,659         23,689
  Proceeds from Sale of Repossessions                     12,599              -
                                                     -----------   ------------

                                                      (2,204,580)   (13,918,837)
                                                     -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase (Decrease) in Demand,
    Interest-Bearing Demand and Savings Deposits        (277,512)    12,880,844
  Net Increase in Time Certificates                    6,609,804     (1,190,028)
  Proceeds from Issuance (Repayment) of Demand
    Note to the U.S. Treasury                            233,502       (184,383)
  Federal Funds Purchased                                252,506              -
  Payment of Dividends                                  (202,148)      (149,908)
  Issuance of Capital Stock                              401,058      1,750,100
  Proceeds from Issuance (Repayment)
    of Other Borrowed Money                           (2,329,940)       (34,300)
                                                     -----------   ------------

                                                       4,687,270     13,072,325
                                                     -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,589,952       (143,303)

CASH AND CASH EQUIVALENTS, BEGINNING                  10,469,508      5,632,830
                                                     -----------   ------------

CASH AND CASH EQUIVALENTS, ENDING                    $15,059,460   $  5,489,527
                                                     ===========   ============


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


(2)  LOANS

Loans as of June 30, 1997 are comprised of the following:

Commercial                                                   $17,112,163
Real Estate-Construction                                       1,303,092
Real Estate-Other                                             63,210,626
Installment Loans to Individuals for Personal Expenditures     9,181,053
                                                             -----------

                                                              90,806,934
Allowance for Loan Losses                                     (1,454,561)
Unearned Interest and Fees                                      (172,146)
                                                             -----------

                                                             $89,180,227
                                                             ===========

Nonperforming Assets

The following table presents the Company's nonperforming assets as of June 30, 1997:
                                                                      ($ in
                                                                    Thousands)
                                                                    ---------
Impaired and Other Nonaccrual Loans                                   $  706
Loans Past Due 90 Days or More and Still Accruing Interest                24
Restructured Loans not Included in the Above                               -
                                                                      ------

TOTAL NONPERFORMING LOANS                                                730

Other Real Estate Owned                                                  355
                                                                      ------

TOTAL NONPERFORMING ASSETS                                            $1,085
                                                                      ======

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


(3)  EARNINGS PER SHARE

Earnings per common share and common equivalent share and fully diluted earnings per share for the three-month period ended June 30, 1997 were computed assuming all 310,560 outstanding stock options were exercised as of the beginning of calendar year 1997. The exercise of the option was included in the earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $16.20 and a closing market price of $18.00 for the second quarter of 1997. An average market price of $14.49 and a closing market price of $18.00 were assumed for SNB Bancshares, Inc. stock in the earnings per share computations for the six-month period ended June 30, 1997. Consequently, 247,495 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended June 30, 1997, and 234,147 shares of stock were considered to be common stock equivalents for the six-month period ended June 30, 1997. In the computation of fully diluted earnings per share, 258,810 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended June 30, 1997 and 258,810 shares of stock were considered to be common stock equivalents for the six-month period ended June 30, 1997.


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

Financial Information

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:
                                                           ($ in Thousands)
                                                         --------------------
                                                          1997          1996
                                                         ------        ------
ALLOWANCE FOR LOAN LOSSES, APRIL 1                       $1,448        $1,156
                                                         ------        ------
Charge-Offs
  Commercial, Financial and Agricultural                     55            49
  Real Estate - Mortgage                                     15             -
  Consumer                                                   29            27
                                                         ------        ------

                                                             99            76
                                                         ------        ------
Recoveries
  Commercial, Financial and Agricultural                      8            91
  Real Estate - Mortgage                                      1            12
  Consumer                                                    7            11
                                                         ------        ------

                                                             16           114
                                                         ------        ------

NET RECOVERIES (CHARGE-OFFS)                                (83)           38
                                                         ------        ------

PROVISION FOR LOAN LOSSES                                    90            80
                                                         ------        ------

ALLOWANCE FOR LOAN LOSSES, JUNE 30                       $1,455        $1,274
                                                         ======        ======

RATIO OF NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS    (0.09%)        0.05%
                                                         ======        ======

Financial Information

(4)  Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:

                                                           ($ in Thousands)
                                                         -------------------
                                                          1997         1996
                                                         ------       ------
ALLOWANCE FOR LOAN LOSSES, JANUARY 1                     $1,383       $1,128
                                                         ------       ------

Charge-Offs
  Commercial, Financial and Agricultural                    115           58
  Real Estate - Mortgage                                     42            -
  Consumer                                                   62           35
                                                         ------       ------

                                                            219           93
                                                         ------       ------

Recoveries
  Commercial, Financial and Agricultural                      9           92
  Real Estate - Mortgage                                    122           26
  Consumer                                                   10           14
                                                         ------       ------

                                                            141          132
                                                         ------       ------

NET RECOVERIES (CHARGE-OFFS)                                (78)          39
                                                         ------       ------

PROVISION FOR LOAN LOSSES                                   150          107
                                                         ------       ------

ALLOWANCE FOR LOAN LOSSES, JUNE 30                       $1,455       $1,274
                                                         ======       ======

RATIO OF NET RECOVERIES (CHARGE-OFFS) TO AVERAGE LOANS    (0.09%)       0.06%
                                                         ======       ======


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

Financial Information

(5)  INVESTMENT SECURITIES (CONTINUED)

Investment securities as of June 30, 1997 are summarized as follows:

                                                                    Gross              Gross
                                             Amortized            Unrealized         Unrealized              Fair
Securities Available for Sale                  Cost                 Gains              Losses                Value
                                            -----------           ----------         ----------           -----------
U.S. Treasuries                             $ 4,014,871           $ 25,723           $       -            $ 4,040,594
U.S. Government Agencies
  Mortgage Backed                               235,762             10,484                   -                246,246
  Other                                      13,428,198             17,602            (156,939)            13,288,861
State, County and Municipal                   4,507,789             94,963              (1,517)             4,601,235
Other                                           583,300                                                       583,300
                                            -----------           --------           ---------            -----------

                                            $22,769,920           $148,772           $(158,456)           $22,760,236
                                            ===========           ========           =========            ===========

Securities Held to Maturity

U.S. Government Agencies
  Other                                     $ 1,000,000           $    145           $       -            $ 1,000,145
State, County and Municipal                   5,410,837             97,239              (1,885)             5,506,191
                                            -----------           --------           ---------            -----------

                                            $ 6,410,837           $ 97,384           $  (1,885)           $ 6,506,336
                                            ===========           ========           =========            ===========

Unrealized holding losses, net of tax, on securities available for sale in the amount of $6,392 has been charged to stockholders' equity as of June 30, 1997.


(6)  NONCASH INVESTING ACTIVITIES

Noncash investing activities for the six months ended June 30 are as follows:

                                                            1997        1996
                                                          --------    --------

Acquisition of Real Estate through Loan Foreclosure       $425,499    $163,660
                                                          ========    ========

Financing of Other Real Estate Purchase                   $107,445    $      -
                                                          ========    ========

Financial Information

(7)  STOCKHOLDERS' EQUITY

During the first quarter of 1997, the Company issued 29,708 shares of additional common stock in a private placement to new directors and executive officers joining the Company. These new shares were issued at current market value resulting in an increase in common stock of $29,708 and an increase in paid-in capital of $371,350.

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of June 30, 1997, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to total assets) of at least 4 percent. The Company's actual ratios as of June 30, 1997 are as follows:

                                                     Actual           Minimum
                                                     ------           -------
Tier 1 Capital Ratio                                 16.19%             4.00 %
Total Capital Ratio                                  17.44%             8.00 %
Leverage Ratio                                       12.08%             4.00 %

PART I, ITEM 2
Financial Information


                      SNB BANCSHARES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the six-month periods ended June 30, 1997 and 1996. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this quarterly report. As SNB has no subsidiaries other than Security National Bank (the Bank), the following discussion refers to the financial condition and operations of the Bank.

FINANCIAL CONDITION

SNB Bancshares, Inc. and subsidiary (SNB) continues to experience steady growth in 1997. Cash flows from investing activities reveals a shift in interest-earning assets between SNB's investment and loan portfolios. Since December 31, 1996, SNB has funded an additional $4,785,000 in loans while reducing current debt outstanding by $1,844,000. Deposit growth continued for the first two quarters evidenced by net cash inflows of $6,332,000 from customer deposits. Compared to the period ending June 30, 1996, total assets have grown by 15.0 percent, loans have grown by 18.3 percent and customer deposits have increased by 14.0 percent.

In order to better serve its growing customer base, SNB continued to expand its existing facilities through the acquisition of two additional branch locations and the leasing of a modern operations center facility. SNB completed the renovation of its original main office on Riverside Drive in Macon, Georgia which houses its executive offices. Net expenditures for bank premises and equipment during the first two quarters of 1997 totaled $1,094,000 for a net increase of 38 percent since June 30, 1996 and 37.9 percent since December 31, 1996.

CAPITAL RESOURCES

During the first quarter of 1997, SNB issued an additional 29,708 shares of common stock resulting in an increase in capital of $401,058. Since June 30, 1996, equity capital has increased by $5,417,000 or 51.4 percent . Book value per share has increased from $7.74 as of June 30, 1996 to $9.47 as of June 30, 1997 as a result of continued profitability and contributed capital. As of June 30, 1997, equity capital equaled 11.46 percent of total assets as compared to
8.70 percent as of June 30, 1996.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well capitalized bank as one which has a leverage ratio of at least 5 percent, Tier 1 capital ratio of at least 6 percent and a total risk based capital ratio of at least 10 percent. As of June 30, 1997, SNB's total risk based capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were all in compliance at 17.44 percent, 16.19 percent and
12.08 percent, respectively.

Financial Information

LIQUIDITY

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale and maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. As of June 30, 1997, the percentage of net loans to deposits was 75.93, compared to 75.08 as of December 31, 1996 and 73.20 as of June 30, 1996. Cash and cash equivalents approximated $15,059,000 as of June 30, 1997 compared with $10,469,000 as of December 31, 1996. Cash provided from operations totaled $2,107,000 for the first half of 1997 compared to $703,000 for the same period in 1996. Cash used in investing and financing activities for the first half of 1997 totaled $2,205,000. Cash provided by financing activities totaled $4,687,000 for the same period. Net loans made to customers, fixed asset purchases and the reduction of outstanding debt accounted for the majority of cash outflows. The Bank has established relationships with its correspondent banks which will enable it to borrow additional funds as needed. As of June 30, 1997, SNB had $2,297,000 in other borrowed money.

SNB has an asset/liability committee which continually monitors the relationship of interest-earning assets and interest-bearing liabilities as it relates to SNB's goals.


RESULTS OF OPERATIONS

Interest Income and Interest Expense

Interest income for the six months ended June 30, 1997 totaled $5,590,000 compared to $4,865,000 for the same period in 1996 representing an increase of $725,000 or 14.9 percent. This increase is primarily attributable to loan growth of 18.3 percent resulting in an increase in interest and fees on loans of $769,000 or 19.8 percent. Interest on investment securities totaled $839,000 for the first quarter of 1997, of which 31.4 percent represents tax-free interest on state, county and municipal obligations. This is comparable to the same period of 1996 when interest on investments totaled $902,000, of which 27.1 percent of interest from investments was tax-free.

Interest paid on customer deposits totaled $2,302,000 for the first two quarters of 1997 compared to $2,148,000 for the same period in 1996 representing an increase of $154,000 or 7.2 percent. Total customer deposits increased by 14.0 percent over the same period.

Interest income exceeded interest expense by $3,192,000 for the six months ended June 30, 1997 resulting in an increase of $616,000 over the prior year period ended June 30.

Financial Information

Provision for Loan Losses

The Bank provided $150,000 for potential loan losses for the six months ended June 30, 1997 compared to $107,000 for the same period in 1996. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio. The increase in the 1997 provision for loan losses was based primarily on growth in the loans outstanding along with an increase in nonperforming assets.

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

As of June 30, 1997, the allowance for loan losses was 1.60 percent of outstanding loans less unearned interest. As of June 30, 1996, the comparable level was 1.66 percent.

Noninterest Income and Noninterest Expenses

Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions and other miscellaneous
income.   For the period ended June 30, 1997, service charges on deposits totaled $474,000 or 72.3 percent of total noninterest income. This level of service charges represents a 47.6 percent increase over the same period for 1996 when service charges on deposits totaled $321,000 or 62.5 percent of noninterest
income.   This trend is reflective of the aforementioned increase in customer deposits.

Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense and other miscellaneous operating expenses. For the first two quarters of 1997, salary and employee benefits expense totaled $1,230,00 or 49.5 percent of noninterest expenses compared to $1,047,000 or 51.9 percent of noninterest expenses for the same period of 1996. Salary and employee benefits increased 17.4 percent over this period due to the increased staffing required for SNB's expansion efforts. In total, noninterest expenses increased 32.1 percent for the first two quarters of 1997 compared to the first two quarters of 1996 which is also reflective of SNB's planned growth.
Although noninterest expenses increased, SNB's overhead efficiency ratio for the period ended June 30, 1997 was calculated at 66.86 percent compared to 68.25 percent for the same period in 1996.

Net Income

Net income for the six months ended June 30, 1997 equaled $850,000 compared to $694,000 for the same period in 1996, representing a 22.4 percent increase. This can be attributed in part to the increase in interest-earning assets which represent 126.22 percent of interest-bearing liabilities as of June 30, 1997
compared to 122.90 percent  as of the same period in 1996.   Return on average
assets increased 4 basis points from 1.24 percent at June 30, 1996 to 1.29 percent at June 30, 1997. Return on average equity for June 30, 1997 was calculated at 11.14 percent compared to 14.08 percent for June 30, 1996. This decline is due to the increase in capital resulting from a successful stock offering during this same period.

PART II
Other Information

                      SNB BANCSHARES, INC. AND SUBSIDIARY


ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

Incorporation herein by reference to page 28 of Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders held April 22, 1997 filed with the Securities and Exchange Commission (File No. 33-80076).

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Incorporated herein by reference to Page 1 of Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders held on April 22, 1997 filed with the Securities and Exchange Commission (File No. 33-80076).

(b) Incorporated herein by reference to Pages 5 through 9 of Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders held on April 22, 1997 filed with the Securities and Exchange Commission (File No. 33-80076).

(c)  PROPOSAL 1 - ELECTION OF THREE (3) CLASS III DIRECTORS

     Incorporated herein by reference to Page 5 of Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders held on April 22, 1997 filed with the Securities and Exchange Commission (File No. 33-80076).

     Each of the three nominees named was unanimously voted in office by a total of 1,225,756 votes. Of the total votes, 513,516 were given in person and 712,240 by proxy. Abstentions totaled 458,804.

     PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS

     Incorporated herein by reference to Page 22 of Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders held on April 22, 1997 filed with the Securities and Exchange Commission (File No. 33-80076).

     McNair, McLemore, Middlebrooks & Co., LLP was unanimously appointed as independent accountants by a total of 1,225,756 votes. Of the total votes, 513,516 were given in person and 712,240 were given by proxy. Abstentions totaled 458,804.

PART II
Other Information (CONTINUED)

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K
                                                                     Page
                                                                     ----
(A)  EXHIBITS INCLUDED HEREIN AND INCORPORATED BY REFERENCE:

     3(a)  -  Articles of Incorporation                               N/A
           -  Filed as Exhibit 3 to the Registrant's Registration
              Statement on Form SR-2 (File No. 33-80076), Filed with the Commission on September 30, 1996 and Incorporated Herein

     3(b)  -  Bylaws                                                  N/A
           -  Filed as Exhibit 3 to the Registrant's Registration
              Statement on Form SR-2 (File No. 33-80076), Filed with the Commission on September 30, 1996 and Incorporated Herein

     4     -  Instruments Defining the Rights of Security Holders
              Definitive Proxy Statement for the 1997 Annual
              Meeting of Stockholders held on April 22, 1997
              filed with the Commission (File No. 33-80076)
              and Incorporated Herein                                 2-22

     11    -  Statement Re Computation of Per Share Earnings         Page 6,
                                                                    Footnote 5

     27    -  Financial Data Schedule                               Attachment


(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.


/s/ H. Averett Walker
---------------------------------
H. Averett Walker
President/Chief Executive Officer

Date:
     ----------------------------


/s/ Michael T. O'Dillon
---------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date:
     ----------------------------