Form 10QSB
period 1997-09-30
SNB BANCSHARES INC
filed 1997-11-12
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended    September 30, 1997
                              ------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from______________________ to ______________________

Commission File Number    33-80076
                      --------------------------------------------------------

                              SNB BANCSHARES, INC.
------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          GEORGIA                                             58-2107916
--------------------------------                   ---------------------------
 State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization                            Identification No.)


2918 RIVERSIDE DRIVE,               MACON,  GEORGIA                  31204
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Issuer's Telephone Number    (912) 722-6200
                          -----------------------------------------------------

                             700 WALNUT STREET
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes       No
                                               ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,107,841 Shares of $1.00 par value common stock as of September 30, 1997
------------------------------------------------------------------------------

  Transitional Small Business Disclosure Format (Check One):      Yes        No
                                                              ---        ---

                      SNB BANCSHARES, INC. AND SUBSIDIARY


                                     INDEX



                                                                        Page
                                                                       Number
                                                                      --------

PART I     Financial Information

           Condensed Consolidated Balance Sheet                          1

           Condensed Consolidated Statements of Income                   2

           Condensed Consolidated Statements of Cash Flows               4

           Notes to Condensed Consolidated Financial Statements          5

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11


PART II    Other Information

           ITEM 2 Changes in Securities                                  14

           ITEM 6 Exhibits and Reports on Form 8-K                       14

PART I, ITEM 1
Financial Information


                       SNB BANCSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS

Cash and Due from Banks                                                     $   7,032,624
                                                                            -------------

Federal Funds Sold                                                              3,180,000
                                                                            -------------

Investments Securities                                                         30,249,440
                                                                            -------------

Loans                                                                          92,454,318
                                                                            -------------

Premises and Equipment                                                          3,989,833
                                                                            -------------

Other Assets                                                                    2,286,648
                                                                            -------------

Total Assets                                                                $ 139,192,863
                                                                            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $ 118,485,072
                                                                            -------------

Borrowed Money                                                                  2,524,261
                                                                            -------------

Other Liabilities                                                               1,797,718
                                                                            -------------

                                                                              122,807,051
                                                                            -------------

Stockholders' Equity
  Common Stock, Par Value $1 Per Share; Authorized 5,000,000 Shares,
    Issued 2,107,841 Shares                                                     2,107,841
  Surplus                                                                       9,689,484
  Retained Earnings                                                             4,573,618
  Unrealized Gain on Securities Available for Sale, Net of Tax                     14,869
                                                                            -------------

                                                                               16,385,812
                                                                            -------------

Total Liabilities and Stockholders' Equity                                  $ 139,192,863
                                                                            =============

  The accompanying notes are an integral part of this condensed consolidated balance sheet.

Financial Information


                       SNB BANCSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                  1997              1996
                                                              -----------       -----------
Interest Income                                               $ 2,969,693       $ 2,646,781

Interest Expense                                                1,274,023         1,146,442
                                                              -----------       -----------

Net Interest Income                                             1,695,670         1,500,339

Provision for Loan Losses                                         147,000           120,000
                                                              -----------       -----------

Net Interest Income After Provision for Loan Losses             1,548,670         1,380,339

Noninterest Income                                                393,270           307,877

Noninterest Expense                                             1,224,971         1,051,449
                                                              -----------       -----------

Income Before Income Taxes                                        716,969           636,767

Income Taxes                                                      217,055           185,221
                                                              -----------       -----------

Net Income                                                    $   499,914       $   451,546
                                                              ===========       ===========

Primary Earnings Per Common and Common
  Equivalent Share                                            $       .21       $       .27
                                                              ===========       ===========

Earnings Per Common and Common
  Equivalent Share Assuming Full Dilution                     $       .21       $       .27
                                                              ===========       ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information


                       SNB BANCSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                   1997              1996
                                                               -----------       -----------
Interest Income                                                $ 8,559,853       $ 7,511,313

Interest Expense                                                 3,671,709         3,434,262
                                                               -----------       -----------

Net Interest Income                                              4,888,144         4,077,051

Provision for Loan Losses                                          297,000           227,000
                                                               -----------       -----------

Net Interest Income After Provision for Loan Losses              4,591,144         3,850,051

Noninterest Income                                               1,048,594           821,779

Noninterest Expense                                              3,710,398         3,070,921
                                                               -----------       -----------

Income Before Income Taxes                                       1,929,340         1,600,909

Income Taxes                                                       579,700           455,309
                                                               -----------       -----------

Net Income                                                     $ 1,349,640       $ 1,145,600
                                                               ===========       ===========

Primary Earnings Per Common and Common
  Equivalent Share                                             $       .56       $       .58
                                                               ===========       ===========

Earnings Per Common and Common
  Equivalent Share Assuming Full Dilution                      $       .56       $       .56
                                                               ===========       ===========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information


                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                                          1997               1996
                                                                      ------------      -------------
Cash Provided by Operations                                           $  3,091,683      $   1,390,928
                                                                      ------------      -------------

Cash Flows from Investing Activities
  Net Sale of Investment Securities Available for Sale                   1,941,062          4,587,944
  Net Sale (Purchase) of Investment Securities Held to Maturity            421,646           (484,378)
  Net Loans Made to Customers                                           (8,234,441)       (15,447,901)
  Purchase of Premises and Equipment                                    (1,672,953)          (483,563)
  Cash from Sale of OREO and Repossessions                                 254,258            234,849
                                                                      ------------      -------------

                                                                        (7,290,428)       (11,593,049)
                                                                      ------------      -------------

Cash Flows from Financing Activities
  Net Increase in Demand, Interest-Bearing
    Demand and Savings Deposits                                          4,309,151         14,763,514
  Net Increase in Time Certificates                                      1,144,260         (5,368,991)
  Proceeds from Issuance (Repayment) of Demand
    Note to the U.S. Treasury                                              257,969           (207,990)
  Federal Funds Purchased                                                  483,348            880,000
  Proceeds from Issuance (Repayment) of Notes Payable
    To Federal Home Loan Bank                                           (2,356,800)           (61,800)
  Payment of Dividends                                                    (303,325)          (224,862)
  Issuance of Capital Stock                                                408,258          1,750,100
                                                                      ------------      -------------

                                                                         3,942,861         11,529,971
                                                                      ------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (255,884)         1,327,850

Cash and Cash Equivalents, Beginning                                    10,468,508          5,632,830
                                                                      ------------      -------------

Cash and Cash Equivalents, Ending                                     $ 10,212,624      $   6,960,680
                                                                      ============      =============

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

(2)  Loans

Loans as of September 30, 1997 are comprised of the following:

                                                                                        ($ in
                                                                                      Thousands)
                                                                                   ----------------
Commercial                                                                                  $17,663
Real Estate-Construction                                                                      1,340
Real Estate-Other                                                                            64,971
Loans to Individuals for Personal Expenditures                                               10,132
                                                                                   ----------------

                                                                                             94,106
Allowance for Loan Losses                                                                    (1,503)
Unearned Interest and Fees                                                                     (149)
                                                                                   ----------------

                                                                                            $92,454
                                                                                   ================

Nonperforming Assets

The following table presents the Company's nonperforming assets as of September 30, 1997:

                                                                                         ($ in
                                                                                       Thousands)
                                                                                    ----------------

Impaired and Other Nonaccrual Loans                                                           $1,031
Loans Past Due 90 Days or More and Still Accruing Interest                                        63
Restructured Loans Not Included in the Above                                                       -
                                                                                    ----------------

Total Nonperforming Loans                                                                      1,094

Other Real Estate Owned                                                                          384
                                                                                    ----------------

Total Nonperforming Assets                                                                    $1,478
                                                                                    ================

Financial Information

(2)  Loans (Continued)

Loans are generally reported at principal amount less unearned interest and fees. The Company records impaired loans under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original loan terms and, generally, represent loans delinquent in excess of 90 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogeneous loans are excluded from impaired loans. Generally, interest payments received on impaired loans are applied to principal. Upon receipt of all loan principal, additional interest payments are recognized as interest income on the cash basis.

Other nonaccrual loans are loans for which payments of principal and interest are considered doubtful of collection under original terms but collateral values equal or exceed outstanding principal and interest.

(3)  Earnings Per Share

Earnings per common share and common equivalent share and fully diluted earnings per share for the three-month period ended September 30, 1997 were computed assuming all 399,326 outstanding stock options were exercised as of the beginning of calendar year 1997. The exercise of options was included in the earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $13.42 and a closing market price of $14.80 for the third quarter of 1997. An average market price of $12.01 and a closing market price of $14.80 were assumed for SNB Bancshares, Inc. stock in the earnings per share computations for the nine-month period ended September 30, 1997. Consequently, 306,836 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended September 30, 1997, and 322,581 shares of stock were considered to be common stock equivalents for the nine-month period ended September 30, 1997. In the computation of fully diluted earnings per share, 336,173 shares of stock from the exercise were considered to be common stock equivalents for the three-month period ended September 30, 1997 and 335,570 shares of stock were considered to be common stock equivalents for the nine-month period ended September 30, 1997.

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

Financial Information

(4)  Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the three months ended September 30:

                                                               ($ in Thousands)
                                                            ---------------------
                                                              1997         1996
                                                            -------       -------
Allowance for Loan Losses, July 1                            $1,455        $1,274
                                                            -------       -------

Charge-Offs
  Commercial, Financial and Agricultural                         10             -
  Real Estate - Mortgage                                         69             -
  Consumer                                                       44            22
                                                            -------       -------

                                                                123            22
                                                            -------       -------

Recoveries
  Commercial, Financial and Agricultural                          -            50
  Real Estate - Mortgage                                          6             4
  Consumer                                                       18             9
                                                            -------       -------

                                                                 24            63
                                                            -------       -------

Net Recoveries (Charge-Offs)                                    (99)           41
                                                            -------       -------

Provision for Loan Losses                                       147           120
                                                            -------       -------

Allowance for Loan Losses, September 30                      $1,503        $1,435
                                                            =======       =======

Ratio of Net Recoveries (Charge-Offs) to Average Loans        0.05%         0.05%
                                                            =======       =======

Financial Information

(4)  Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the nine months ended September 30:

                                                              ($ in Thousands)
                                                           ---------------------
                                                             1997         1996
                                                           -------       -------
Allowance for Loan Losses, January 1                        $1,383        $1,128
                                                           -------       -------

Charge-Offs
  Commercial, Financial and Agricultural                       125            10
  Real Estate - Mortgage                                       111             -
  Consumer                                                     106            53
                                                           -------       -------

                                                               342            63
                                                           -------       -------

Recoveries
  Commercial, Financial and Agricultural                         9            94
  Real Estate - Mortgage                                       128            30
  Consumer                                                      28            19
                                                           -------       -------

                                                               165           143
                                                           -------       -------

Net Recoveries (Charge-Offs)                                  (177)           80
                                                           -------       -------

Provision for Loan Losses                                      297           227
                                                           -------       -------

Allowance for Loan Losses, September 30                     $1,503        $1,435
                                                           =======       =======

Ratio of Net Recoveries (Charge-Offs) to Average Loans       0.10%         0.10%
                                                           =======       =======

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

Financial Information

(5)  Investment Securities (Continued)

Investment securities as of September 30, 1997 are summarized as follows:


                                                                         Gross                  Gross
                                               Amortized              Unrealized             Unrealized                Fair
Securities Available for Sale                     Cost                   Gains                 Losses                  Value
                                            ----------------       -----------------      -----------------      -----------------
U.S. Treasuries                                 $  3,515,113               $  32,239                                  $  3,547,352
U.S. Government Agencies
  Mortgage-Backed                                    170,076                  10,691                                       180,767
  Other                                           15,113,827                  18,488              $(134,508)            14,997,807
State, County and Municipal                        4,503,827                  95,492                   (208)             4,599,111
Other                                                583,300                                                               583,300
                                            ----------------       -----------------      -----------------      -----------------

                                                 $23,886,143                $156,910              $(134,716)           $23,908,337
                                            ================       =================      =================      =================


Securities Held to Maturity
U.S. Government Agencies
  Other                                           $1,000,000              $      142                                    $1,000,142
State, County and Municipal                        5,341,103                  99,246             $   (1,936)             5,438,413
                                            ----------------       -----------------      -----------------      -----------------

                                                  $6,341,103              $   99,388             $   (1,936)            $6,438,555
                                            ================       =================      =================      =================

(6)  Noncash Investing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

                                                                                                 1997                1996
                                                                                           ----------------     ---------------
Acquisition of Real Estate through Loan Foreclosure                                                $457,663            $200,591
                                                                                           ================     ===============

Financing of Other Real Estate Purchase                                                            $110,915            $      -
                                                                                           ================     ===============

Financial Information

(7)  Stockholders' Equity

During the first quarter of 1997, the Company issued 29,708 shares of additional common stock. These new shares were issued at current market value resulting in an increase in common stock of $29,708 and an increase in paid-in capital of $371,350.

During the third quarter of 1997, the board of directors of the Company approved a 25 percent stock split to be effected on September 25, 1997 in the form of a dividend to stockholders. Share and per share data for all periods presented in the accompanying condensed consolidated financial statements and related notes have been restated to reflect the additional shares outstanding resulting from the stock split.

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of September 30, 1997, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to total assets) of at least 4 percent. The Company's actual ratios as of September 30, 1997 are as follows:


                                      Actual                 Minimum
                                  ---------------       ------------------

Tier 1 Capital Ratio                  17.00%                  4.00%
Total Capital Ratio                   18.25%                  8.00%
Leverage Ratio                        11.93%                  4.00%

PART I, ITEM 2
Financial Information

                       SNB BANCSHARES, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the nine-month periods ended September 30, 1997 and 1996. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this quarterly report. As SNB has no subsidiaries other than Security National Bank (the Bank), the following discussion refers to the financial condition and operations of the Bank.

Financial Condition

SNB Bancshares, Inc. and subsidiary (SNB) continues to experience steady growth in 1997. Since December 31, 1996, SNB has funded an additional $8,234,000 in loans while reducing current debt outstanding by $1,615,000. Deposit growth continued for the first three quarters evidenced by net cash inflows of $5,453,000 from customer deposits. Compared to the period ended September 30, 1996, total assets have grown by 16.1 percent, loans have grown by 17.8 percent and customer deposits have grown by 15.7 percent.

In order to better serve its growing customer base, SNB continued to expand its existing facilities through the acquisition of two additional branch locations and the leasing of a modern operations center facility. SNB completed the renovation of its original main office location on Riverside Drive in Macon, Georgia which houses its executive offices. During the third quarter of 1997, SNB opened a full service branch office in south Macon and a mortgage loan office in Warner Robins, Georgia. SNB has also purchased property for the construction of an additional branch office in Macon to be opened in 1998. Net expenditures for bank premises and equipment during the first three quarters of 1997 totaled $1,673,000 for a net increase of 46.4 percent since September 30, 1996 and 57.5 percent since December 31, 1996.

Capital Resources

During the first quarter of 1997, SNB issued an additional 29,708 shares of common stock resulting in an increase in capital of $401,058. The board of directors approved a 25 percent stock split to be effected on September 25, 1997 in the form of a dividend to stockholders during the third quarter of 1997. Share and per share data have been restated to reflect the additional shares resulting from the stock split. Since September 30, 1996, equity capital has increased by $5,817,000 or 49.1 percent. Book value per share has increased from $6.45 as of September 30, 1996 to $7.77 as of September 30, 1997 as a result of continued profitability and contributed capital. For the period ending September 30, 1997, equity capital equaled 11.77 percent of total assets as compared to
9.17 percent for the same period in 1996.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well capitalized bank as one which has a leverage ratio of at least 5 percent, Tier 1 capital ratio of at least 6 percent and a total risk based capital ratio of at least 10 percent. As of September 30, 1997, SNB's total risk based capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were all in compliance at 18.25 percent, 17.00 percent and 11.93 percent, respectively.

Financial Information

Liquidity

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale and maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. As of September 30, 1997, the percentage of net loans to deposits was 79.30, compared to 77.89 as of September 30, 1996 and 75.08 as of December 31, 1996. Cash and cash equivalents approximated $10,213,000 as of September 30, 1997 compared with $10,469,000 as of December 31, 1996. Cash provided from operations totaled $3,092,000 for the first three quarters of 1997 compared to $1,391,000 for the same period in 1996. Cash used in investing activities for the first three quarters of 1997 totaled $7,290,000. Financing activities provided $3,943,000 in additional cash funds during the first three quarters of 1997. Net loans made to customers, fixed asset purchases and the reduction of outstanding debt accounted for the majority of cash outflows. The Bank has established relationships with its correspondent banks which will enable it to borrow additional funds as needed. As of September 30, 1997, SNB had $2,524,000 in other borrowed money.

SNB has an asset/liability committee which continually monitors the relationship of interest-earning assets and interest-bearing liabilities as it relates to SNB's goals.


Results of Operations

Interest Income and Interest Expense

Interest income for the nine months ended September 30, 1997 totaled $8,560,000 compared to $7,511,000 for the same period in 1996 representing an increase of $1,049,000 or 14.0 percent. This increase is primarily attributable to loan growth of 17.8 percent resulting in an increase in interest and fees on loans of $1,050,000 or 17.3 percent. Interest on investment securities totaled $1,302,000 for the first three quarters of 1997, of which 30.3 percent represents tax-free interest on state, county and municipal obligations. This is comparable to the same period of 1996 when interest on investments totaled $1,381,000, of which
27.2 percent of interest from investments was tax-free.

Interest paid on customer deposits totaled $3,540,000 for the first three quarters of 1997 compared to $3,213,000 for the same period in 1996 representing an increase of $328,000 or 10.2 percent. Total customer deposits increased by
15.7 percent over the same period.

Interest income exceeded interest expense by $4,888,000 for the nine months ended September 30, 1997 resulting in an increase of $811,000 over the prior year period ended September 30.

Financial Information

Provision for Loan Losses

The Bank provided $297,000 for potential loan losses for the nine months ended September 30, 1997 compared to $227,000 for the same period in 1996. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio. The increase in the 1997 provision for loan losses was based primarily on growth in the loans outstanding along with an increase in nonperforming assets.

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

As of September 30, 1997, the allowance for loan losses was 1.60 percent of outstanding loans less unearned interest. As of Septenber 30, 1996, the comparable level was 1.80 percent.

Noninterest Income and Noninterest Expenses

Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions and other miscellaneous income. For the period ended September 30, 1997, service charges on deposits totaled $724,000 or 72.1 percent of total noninterest income. This level of service charges represents a 44.7 percent increase over the same period for 1996 when service charges on deposits totaled $500,000 or 60.9 percent of noninterest income. This trend is reflective of the aforementioned increase in customer deposits.

Noninterest expenses consist of salaries and employee benefits, occupancy, furniture and equipment expense and other miscellaneous operating expenses. For the first three quarters of 1997, salary and employee benefits expense totaled $1,847,000 or 50.4 percent of noninterest expenses compared to $1,582,000 or
51.5 percent of noninterest expenses for the same period of 1996. Salary and employee benefits increased 16.8 percent over this period due to the increased staffing required for SNB's expansion efforts. In total, noninterest expenses increased 20.8 percent for the first three quarters of 1997 compared to the first three quarters of 1996 which is also reflective of SNB's planned growth. Although noninterest expenses increased, SNB's overhead efficiency ratio for the period ended September 30, 1997 was calculated at 65.54 percent compared to
66.08 percent for the same period in 1996.

Net Income

Net income for the period ending September 30, 1997 equaled $1,350,000 compared to $1,146,000 for the same period in 1996, representing a 17.8 percent increase. This can be attributed in part to the increase in interest-earning assets which represent 126.35 percent of interest-bearing liabilities as of September 30, 1997 compared to 122.97 percent as of the same period in 1996. Return on average assets remains unchanged since September 30, 1996 at 1.24 percent. Return on average equity for September 30, 1997 was calculated at 11.66 percent compared to 15.01 percent for September 30, 1996. This decline is due to the increase in capital from a successful stock offering during this same period.

PART II
Other Information

                       SNB BANCSHARES, INC. AND SUBSIDIARY



ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

Incorporation herein by reference to page 28 of Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders held April 22, 1997 filed with the Securities and Exchange Commission (File No. 33-80076).


ITEM 6

Exhibits and Reports on Form 8-K

                                                                                                  Page
                                                                                               ----------
(a)           Exhibits Included Herein and Incorporated by Reference:

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

              4     - Instruments Defining the Rights of Security Holders
                      Definitive Proxy Statement for the 1997 Annual Meeting of
                      Stockholders held on April 22, 1997 filed with the
                      Commission
                      (File No. 33-80076) and Incorporated Herein                                  N/A

              11    - Statement Re Computation of Per Share Earnings                             Page 6
                                                                                               Footnote 3

              27    - Financial Data Schedule                                                  Attachment

(b)           Reports on Form 8-K


              No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.





-------------------------------------------
H. Averett Walker
President/Chief Executive Officer

Date:
     --------------------------------------




-------------------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date:
     --------------------------------------