Form 10KSB40
period 1997-12-31
SNB BANCSHARES INC
filed 1998-03-31
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
        (Fee Required)


For the Fiscal Year Ended  December 31, 1997
                           ---------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
        (No Fee Required)


For the Transition Period from _____________________ to ________________________

Commission File Number    000-23261
                      ----------------------------------------------------------

                             SNB BANCSHARES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                GEORGIA                                      58-2107916
------------------------------------------       -------------------------------
     State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization                       Identification No.)

2918 RIVERSIDE DRIVE                  MACON, GEORGIA                  31204
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's Telephone Number  (912) 722-6200
                         -------------------------------------------------------

Securities Registered Under Section 12(b) of the Exchange Act:

       Title of Each Class             Name of Each Exchange on Which Registered

             NONE
---------------------------------      -----------------------------------------

---------------------------------      -----------------------------------------


        Securities Registered Under Section 12(g) of the Exchange Act:


COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)


--------------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  X  Yes        No
                                                          ---        ---

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $12,956,159 for year
                                                         --------------------
ended December 31, 1997.
-----------------------

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $42,470,620 Based on Prices as of March 23, 1998.
-------------------------------------------------

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

2,123,531 shares of $1.00 par value common stock as of December 31, 1997.
------------------------------------------------------------------------


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

                                 See Attached
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one):      Yes     X  No
                                                            ---        ---

                      DOCUMENTS INCORPORATED BY REFERENCE

          Location in Form 10-KSB                                         Incorporated Document
-----------------------------------------     ------------------------------------------------------------------------------------
Part I
Item 1 - Business                             Section titled "Business of SNB" of the Company's Definitive Proxy Statement filed with the Commission in connection with its 1998 Annual Meeting.

Item 3 - Legal Proceedings                    Section titled "Pending Legal Proceedings" of the Company's Definitive Proxy Statement
                                              filed with the Commission in connection with its 1998 Annual Meeting.

Part II
Item 5 - Market for Common Equity and         Information captioned "SNB Market Prices", "Dividends", and "Shareholders of Record"
Related Stockholder Matters                   under the section titled "Comparative Market Prices and Dividends" of the Company's
                                              Definitive Proxy Statement filed with the Commission in connection with its 1998
                                              Annual Meeting.

Item 6 - Management's Discussion and          Exhibit 99(a), Excerpt from 1997 Annual Report to Stockholders.
Analysis or Plan of Operation

Part III
Item 9 - Directors, Executive Officers,       Section titled "Management of SNB" of the Company's Definitive Proxy Statement filed
Promoters and Control Persons; Compliance     with the Commission in connection with its 1998 Annual Meeting.
with Section 16(a) of the Exchange Act.

Item 10 - Executive Compensation              Section titled "Executive Compensation for SNB" of the Company's Definitive Proxy
                                              Statement filed with the Commission in connection with its 1998 Annual Meeting.


Item 11 - Security Ownership of Certain       Section titled "Security Ownership of SNB" of the Company's Definitive Proxy
Beneficial Owners and Management              Statement filed with the Commission in connection with its 1998 Annual Meeting.

Item 12 - Certain Relationships and           Section titled "Certain Relationships and Related Transactions" of the Company's
Related Transactions                          Definitive Proxy Statement filed with the Commission in connection with its 1998
                                              Annual Meeting.


Part I
Item 1
BUSINESS

Incorporated herein by reference to section titled "Business of SNB" of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 2
PROPERTIES

The Bank currently owns five full-service operating locations and leases three full-service locations. The rented properties are being leased for terms of three to five years with options to purchase at any time prior to the end of the lease term. Facilities and locations are:


                                                     Approximate
                                                      Square Ft.     Type of       Owned (O) or
         Location                     Principal Use   Occupied    Construction     Leased (L)
---------------------------------------------------------------------------------------------
Main Office:                        Banking Services    6,500    Brick Masonry        0
2918 Riverside Drive
Macon, Georgia 31204

Branch Office:                      Banking Services    4,267    Brick Masonry        0
700 Walnut Street
P.O. Box 4748
Macon, Georgia 31208-4748

Branch Office:                      Banking Services    2,225    Brick Masonry        0
4699 Log Cabin Drive
Macon, Georgia 31206

Branch Office:                      Banking Services    2,541    Brick Masonry        L
614 Shurling Drive
Macon, Georgia 31211

Branch Office:                      Banking Services    2,500    Brick Masonry        O
3945 Pio Nono Avenue
Macon, Georgia 31206

Operations Facility:                   Operational      6,000    Brick Masonry        L
4100 Riverside Drive                     Support
Macon, Georgia 31210

ATM/Night Depository:                 Remote Banking      N/A    Brick Masonry        O
Forsyth Road                             Services
Macon, Georgia 31210

Branch Office:                        Loan Production     800    Stucco               L
108 Olympia Drive, Ste. 101              Office
Warner Robins, Georgia 31093

Management considers that its properties are well maintained.

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to section titled "Pending Legal Proceedings" of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Part II
Item 5
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to information captioned "SNB Market Prices", "Dividends", and "Shareholders of Record" under the section titled "Comparative Market Prices and Dividends" of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 6
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Incorporated herein by reference to excerpt from the Company's 1997 Annual Report to Stockholders.

Item 7
FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

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


Part III
Item 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Incorporated herein by reference to the section titled "Management of SNB" of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 10
EXECUTIVE COMPENSATION

Incorporated herein by reference to the section titled "Executive Compensation for SNB" of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the section titled "Security Ownership of SNB" of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to section titled the same of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Part IV
Item 13
EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits included herein:                                                              PAGE
          2 - Plan of Acquisition                                                             Attachment

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

          4 - Instruments Defining the Rights of Security Holders                          Definitive Proxy
                                                                                              Statement,
                                                                                           Incorporated by
                                                                                              Reference

          11 - Statement of Computation of Net Income Per Share                               Attachment

          21 - Subsidiary Information                                                      Exhibit 99(b) 7,
                                                                                              Footnote 1

          27 - Financial Data Schedule                                                        Attachment

          99 - Additional Exhibits

          99(a) - Excerpt from 1997 Annual Report to Stockholders,
                    Incorporated by Reference                                                 Attachment

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

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security National Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.


----------------------------------------------        ---------------------------------------------
Robert C. "Neal" Ham                                  H. Averett Walker
Chairman of the Board of Directors                    President/Director/Chief Executive Officer

Date:                                                 Date:
     -----------------------------------------             ----------------------------------------


----------------------------------------------        ---------------------------------------------
Richard A. Collinsworth                               Shirley O. Jackson
Executive Vice President                              Senior Vice-President/Secretary

Date:                                                 Date:
     -----------------------------------------             ----------------------------------------


----------------------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Controller/
  Chief Financial Officer

Date:
     -----------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

----------------------------------------------        Date:
Robert C. Allen, Director                                  ----------------------------------------


----------------------------------------------        Date:
Alford C. Bridges, Director                                ----------------------------------------



----------------------------------------------        Date:
William P. Brooks, M.D., Director                          ----------------------------------------


----------------------------------------------        Date:
Lee R. Greene, Jr., Director                               ----------------------------------------


----------------------------------------------        Date:
Benjamin W. Griffith, III, Director                        ----------------------------------------


----------------------------------------------        Date:
James W. Kinman, Director                                  ----------------------------------------


----------------------------------------------        Date:
Robert T. Mullis, Director                                 ----------------------------------------


----------------------------------------------        Date:
Ben G. Porter, Director                                    ----------------------------------------


----------------------------------------------        Date:
Sydney J. Pyles, Director                                  ----------------------------------------


----------------------------------------------        Date:
John F. Rogers, Jr., Director                              ----------------------------------------


----------------------------------------------        Date:
Charles W. Selby, Director                                 ----------------------------------------


----------------------------------------------        Date:
Frank M. Shepherd, Jr., Director                           ----------------------------------------


----------------------------------------------        Date:
Chris R. Sheridan, Jr., Director                           ----------------------------------------


----------------------------------------------        Date:
Joe E. Timberlake, III, Director                           ----------------------------------------


----------------------------------------------        Date:
Frank G. Wall, Jr., Director                               ----------------------------------------


----------------------------------------------        Date:
Richard W. White, Jr., Director                            ----------------------------------------