Form 10QSB
period 1998-03-31
SNB BANCSHARES INC
filed 1998-05-15
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 1998
                                ----------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                           to
                              --------------------------    ------------------

Commission File Number 33-80076
                       -------------------------------------------------------
                             SNB BANCSHARES, INC.
-------------------------------------------------------------------------------

                (Name of Small Business Issuer in its Charter)


         GEORGIA                                      58-2107916
---------------------------------        ---------------------------------
    State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization                Identification No.)

2918 RIVERSIDE DRIVE,       MACON,  GEORGIA               31204
-----------------------------------------------------------------------------
Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number (912) 722-6200
                          ----------------------------------------------------

                                 SAME AS ABOVE
------------------------------------------------------------------------------
                    (Former Name, Former Address and Former
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Shares of $1.00 par value common stock as of March 31, 1998
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One):  ___ Yes    ___ No

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                                     INDEX
                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                ---------

PART I       Financial Information

             Condensed Consolidated Balance Sheet                                                       1

             Condensed Consolidated Statements of Income and Comprehensive Income
                                                                                                        2
             Condensed Consolidated Statements of Cash Flows
                                                                                                        3
             Notes to Condensed Consolidated Financial Statements
                                                                                                        4
             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                        9

PART II      Other Information

             ITEM 2 Changes in Securities                                                               15

             ITEM 4 Submission of Matters to a Vote of Security Holders                                 15

             ITEM 6 Exhibits and Reports on Form 8-K                                                    15

PART I, ITEM 1
FINANCIAL INFORMATION


                           SNB BANCSHARES, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 1998
                                       (UNAUDITED)
                        ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                          ASSETS
CASH AND DUE FROM BANKS                                                                         $5,645
                                                                                             ---------
FEDERAL FUNDS SOLD                                                                               4,650
                                                                                             ---------
INVESTMENTS SECURITIES                                                                          27,927
                                                                                             ---------
LOANS                                                                                          101,683
                                                                                             ---------
PREMISES AND EQUIPMENT                                                                           4,066
                                                                                             ---------
OTHER ASSETS                                                                                     2,168
                                                                                             ---------
                                                                                              $146,139
                                                                                             =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY


DEPOSITS                                                                                      $124,805
                                                                                             ---------
BORROWED MONEY                                                                                   1,740
                                                                                             ---------
OTHER LIABILITIES                                                                                1,806
                                                                                             ---------
                                                                                               128,351
                                                                                             ---------
STOCKHOLDERS' EQUITY

Common Stock, Par Value $1 Per Share; Authorized 2,500 Shares,
    Issued 2,297 Shares                                                                          2,297
  Paid-In Capital                                                                               10,132
  Retained Earnings                                                                              5,271
  Unrealized Gain on Securities Available for Sale, Net of Tax                                      88
                                                                                             ---------
                                                                                                17,788
                                                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $146,139
                                                                                             =========

The accompanying notes are an integral part of this condensed consolidated balance sheet.

FINANCIAL INFORMATION


                SNB BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED MARCH 31
                            (UNAUDITED)
        ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                           1998                  1997
                                                                     ------------            --------------
INTEREST INCOME                                                        $2,994                      $2,771

INTEREST EXPENSE                                                        1,307                       1,184
                                                                     ------------            -------------

NET INTEREST INCOME                                                     1,687                       1,587

PROVISION FOR LOAN LOSSES                                                  35                          60
                                                                     ------------            -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     1,652                       1,527

NONINTEREST INCOME                                                        461                         287

NONINTEREST EXPENSE                                                     1,438                       1,228
                                                                     ------------            -------------

INCOME BEFORE INCOME TAXES                                                675                         586

INCOME TAXES                                                              210                         175
                                                                     ------------            -------------

NET INCOME                                                                465                         411

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
  Unrealized Holding Gains (Losses)                                        19                         (96)
                                                                     ------------            -------------

COMPREHENSIVE INCOME                                                     $484                        $315
                                                                     ============            =============
BASIC EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                                       $.19                        $.17
                                                                     ============            =============

DILUTED EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                                       $.19                        $.17
                                                                     ============            =============

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                                  2,490,210                 2,379,054
                                                                    =============            =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION


                  SNB BANCSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31
                              (UNAUDITED)

                            ($ IN THOUSANDS)

                                                                               1998                       1997
                                                                        -----------                ------------

CASH PROVIDED BY OPERATIONS                                                   $795                       $1,775
                                                                        -----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (Purchase) of Investment Securities                                   2,981                        3,229

  Net Loans Made to Customers                                               (4,188)                      (3,954)

  Purchase of Premises and Equipment                                          (187)                        (871)

  Proceeds from Sale of Other Real Estate                                      105                          172

  Proceeds from Sale of Repossessions                                            -                           14
                                                                        -----------                ------------

                                                                            (1,289)                      (1,410)
                                                                        -----------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Noninterest-Bearing Deposits                              (3,913)                        (468)

  Net Increase in Interest-Bearing Deposits                                  6,777                        1,701


  Repayment of Demand Note to the U.S. Treasury                               (505)                        (259)

  Principal Payments on Other Borrowed Money                                   (84)                      (2,329)


  Proceeds from Issuance of Common Stock                                       579                          401

  Dividends Paid                                                              (115)                        (101)
                                                                        -----------                ------------

                                                                             2,739                       (1,055)
                                                                        -----------                ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,245                         (690)

CASH AND CASH EQUIVALENTS, BEGINNING                                         8,050                       10,468
                                                                        -----------                ------------

CASH AND CASH EQUIVALENTS, ENDING                                          $10,295                       $9,778
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

FINANCIAL INFORMATION


                      SNB BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Security National Bank (the Bank), located in Macon, Georgia. All intercompany accounts have been eliminated in consolidation.

In June 1997, FASB issued Statement No. 130, Reporting Comprehensive Income.
The new statement is effective for periods beginning after December 15, 1997 and requires that all changes in equity during a period from transactions and events from nonowner sources be reported as other comprehensive income in the financial statements and related notes. SNB Bancshares adopted SFAS 130 on January 1, 1998. Prior years have been restated to conform with the new requirements.

As of March 31, 1998 other comprehensive income is comprised of the following:

                                  BEFORE TAX    TAX EFFECT   NET OF TAX
                                  ----------    ----------   ----------
                                             ($ in Thousands)
UNREALIZED GAIN ON SECURITIES
  Gain Arising During Year               $34           $12          $22

  Reclassification Adjustment             (5)           (2)          (3)
                                  ----------    ----------    ---------
NET UNREALIZED GAIN                      $29           $10          $19
                                  ==========    ==========    =========


The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.


(2)  LOANS

Loans as of March 31, 1998 are comprised of the following:

                                                                  ($ IN
                                                                THOUSANDS)
                                                                ----------
Commercial                                                         $24,140
Real Estate-Construction                                             1,835
Real Estate-Other                                                   66,327
Installment Loans to Individuals for Personal Expenditures          10,881
All Other                                                               90
                                                                ----------
                                                                   103,273

Allowance for Loan Losses                                           (1,450)
Unearned Interest and Fees                                            (140)
                                                                ----------
                                                                  $101,683
                                                                ==========

FINANCIAL INFORMATION

(2)  LOANS (CONTINUED)

Loans are generally reported at principal amount less unearned interest and fees. Impaired loans are recorded under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original loan terms and, generally, represent loans delinquent in excess of 90 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogeneous loans are excluded from impaired loans. Generally, interest payments received on impaired loans are applied to principal. Upon receipt of all loan principal, additional interest payments are recognized as interest income on the cash basis.

Other nonaccrual loans are loans for which payments of principal and interest are considered doubtful of collection under original terms but collateral values equal or exceed outstanding principal and interest.


(3)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated, as applicable, to conform with the new requirements. The following presents earnings per share for the quarter ended March 31, 1998 under the requirements of SFAS 128:


BASIC EARNINGS PER SHARE
  Net Income Per Common Share                                               $0.19

  Weighted Average Common Shares                                        2,257,229

DILUTED EARNINGS PER SHARE
  Net Income Per Common Share                                               $0.19

  Weighted Average Common Shares                                        2,490,210



The exercise of the option was included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $19.6635. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.


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

FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged off.

The following table presents the Bank's loan loss experience on all loans for the three months ended March 31:

                                                                                  ($ IN  THOUSANDS)
                                                                             -------------------------------
                                                                                  1998              1997
                                                                             -----------         ----------
ALLOWANCE FOR LOAN LOSSES, JANUARY 1                                             $1,395              $1,383
                                                                             -----------         ----------
Charge-Offs
  Commercial, Financial and Agricultural                                              1                  60
  Real Estate - Mortgage                                                              -                  27
  Consumer                                                                            7                  33
                                                                             -----------         ----------
                                                                                      8                 120
                                                                             -----------         ----------

Recoveries

  Commercial, Financial and Agricultural                                              3                   1
  Real Estate - Mortgage                                                              -                 121
  Consumer                                                                           25                   3
                                                                             -----------         ----------
                                                                                     28                 125
                                                                             -----------         ----------
NET RECOVERIES                                                                       20                   5
                                                                             -----------         ----------
PROVISION FOR LOAN LOSSES                                                            35                  60
                                                                             -----------         ----------
ALLOWANCE FOR LOAN LOSSES, MARCH 31                                              $1,450              $1,448
                                                                             ===========         ==========
RATIO OF NET RECOVERIES TO AVERAGE LOANS                                           0.02%               0.01%
                                                                             ===========         ==========



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

FINANCIAL INFORMATION

(5)  INVESTMENT SECURITIES (CONTINUED)

Investment securities as of March 31, 1998 are summarized as follows:

                                                   GROSS           GROSS
                                   AMORTIZED     UNREALIZED     UNREALIZED      FAIR
SECURITIES AVAILABLE FOR SALE        COST          GAINS          LOSSES       VALUE
                                   ---------     ----------     ----------     -----
                                                      ($ in Thousands)
U.S. Treasuries                   $ 3,516             $51                       $ 3,567
U.S. Government Agencies
  Mortgage Backed                   1,731               9            $(20)        1,720
  Other                            13,333              39             (60)       13,312
State, County and Municipal         3,690             114                         3,804
Other                                 603                                           603
                                  -------            ----            ----       -------
                                  $22,873            $213            $(80)      $23,006
                                  =======            ====            ====       =======

SECURITIES HELD TO MATURITY

State, County and Municipal       $ 4,921            $128            $ (3)      $ 5,046
                                  =======            ====            ====       =======


Unrealized holding gains, net of tax, on securities available for sale in the amount of $88,000 have been charged to stockholders' equity as of March 31, 1998.


(6)  PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of March 31, 1998:


                                             ($ IN
                                           THOUSANDS)
                                           ---------
Land                                       $ 1,082
Building                                     1,836
Furniture, Fixtures and Equipment            2,378
Leasehold Improvements                         116
Construction in Progress                        81
                                           -------
                                             5,493
                                            (1,427)
                                           -------

                                           $ 4,066
                                           =======


Depreciation charged to operations totaled $92,000 for the quarter ended March 31, 1998.

FINANCIAL INFORMATION

(7)  STOCKHOLDERS' EQUITY

During the first quarter of 1998, various directors and executive officers exercised 173,800 outstanding stock warrants at an exercise price of $3.333 per share. The exercise of these warrants resulted in an increase in common stock of $173,800 and an increase in paid-in capital of $405,534. A summary of warrant transactions follows:

                                                          ORIGINAL
                                                          WARRANTS
                                                          --------
Granted                                                    449,700
Canceled                                                      -
Exercised                                                  253,150
                                                           -------
Outstanding, March 31, 1998                                196,550
                                                           =======
Eligible to be Exercised, March 31, 1998                   196,550
                                                           =======

The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of March 31, 1998, the Bank is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Bank's actual ratios as of March 31, 1998 are as follows:

                                      ACTUAL          MINIMUM
                                      ------          -------
Tier 1 Capital Ratio                  11.66%            4.00%
Total Capital Ratio                   12.91%            8.00%
Leverage Ratio                         8.79%            4.00%

(8)  NONCASH FINANCING ACTIVITIES

Noncash investing activities for the three months ended March 31 are as follows:

                                                             1998       1995
                                                             ----       ----
Acquisition of Real Estate through Loan Foreclosure          $  -     $425,526
                                                             ====     ========

PART I, ITEM 2
FINANCIAL INFORMATION



                      SNB BANCSHARES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The following narrative presents management=s discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 1998 and 1997. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this quarterly report. As SNB has no subsidiaries other than Security National Bank (the Bank), the following discussion refers to the financial condition and operations of the Bank.


FINANCIAL CONDITION

ASSETS

SNB continues to maintain steady growth in the midst of strong competition. Total assets increased 9.6 percent, from $133 million at March 31, 1997 to $146 million at March 31, 1998. Since December 31, 1997, assets have increased by
2.27 percent.    The majority of the asset growth is evidenced in SNB=s loan portfolio which, net of unearned income, grew 14.9 percent since March 31, 1997 and 4.25 percent since December 31, 1997, due in part to the opening of a mortgage division and a new branch office.

Interest-earning assets amounted to $134 million or 91.87 percent of total assets as of March 31, 1998, compared to $129 million or 90.13 percent as of December 31, 1997 and $121 million or 90.98 percent of total assets as of March 31, 1997. As of March 31, 1998, the loan portfolio amounted to 75.74 percent of interest earning assets, compared to 76.81 percent as of December 31, 1997 and
72.84 percent as of March 31, 1997. Investment mix in the Bank=s portfolio has remained relatively unchanged since December 31, 1997. SNB holds 82.38 percent of its portfolio in the available for sale category which is reported at market value.

Nonperforming assets totaled $1,265,000 or 0.87 percent of total assets at March 31, 1998 and reflect a decline of 17 basis points from March 31, 1997 when nonperforming assets totaled $1,385,000 or 1.04 percent of total assets. However, of these totals, nonperforming loans totaling $1,103,000 or 1.06 percent of total loans increased 28 percent from the prior year level when nonperforming loans equaled $858,000 or 0.96 percent of total loans. The increase in the current year is due primarily to an increase in loans past due 90 days or more and still accruing interest.

FINANCIAL INFORMATION

FINANCIAL CONDITION (CONTINUED)

Assets (Continued)

The following table presents SNB's nonperforming assets as of March 31, 1998:


                                                            ($ IN THOUSANDS)
                                                            ----------------

Impaired and Other Nonaccrual Loans                                     $637

Loans Past Due 90 Days or More and Still Accruing Interest               466

Restructured Loans not Included in the Above                              -
                                                                   ---------

TOTAL NONPERFORMING LOANS                                              1,103

Other Real Estate Owned                                                  162
                                                                   ---------

TOTAL NONPERFORMING ASSETS                                            $1,265
                                                                   =========


SNB's investment in bank premises and equipment totaled $4,066,000 as of March 31, 1997, compared to $3,971,000 at December 31, 1997 and $3,345,000 at March
31, 1997, representing increases of 2.39 percent and 21.55 percent, respectively. These increases are evidences of their expanding presence in the middle Georgia area.

Other assets equal 1.48 percent, 1.65 percent and 1.93 percent of total assets at March 31, 1998, December 31, 1997, and March 31, 1997, respectively, and are comprised of other real estate owned, interest receivable, prepaid expenses and other miscellaneous assets.


LIABILITIES

Total deposits at March 31, 1998 were $125 million, increasing 2.35 percent since December 31, 1997 and 9.22 percent since March 31, 1997. Interest-bearing deposits equaled 83.54 percent of total deposits at March 31, 1998, compared to
79.94 percent and 82.07 percent at December 31, 1997 and March 31, 1997, respectively. The current level represents a 6.95 percent increase from December 31, 1997 and an 11.17 percent increase from March 31, 1997. Again, much of this growth can be attributed to the efforts to increase visibility in the middle Georgia area through additional branch locations and continued use of advertising to promote SNB's community bank atmosphere and personalized service.

Federal Home Loan Bank advances totaled $1,287,000 at March 31, 1998, down 2.09 percent and 4.10 percent from December 31, 1997 and March 31, 1997, respectively. Other sources of borrowings for SNB at March 31, 1998 consisted of federal funds purchased and demand notes with the U.S. Treasury. Total borrowings at March 31, 1998 decreased 25.29 percent from December 31, 1997 when borrowings amounted to $2,329,000. Compared to March 31, 1997, borrowings increased 12.1 percent, from $1,551,000 to the current level of $1,740,000.

The remainder of other liabilities consists of interest payable, accrued expenses and various other miscellaneous liabilities.

FINANCIAL INFORMATION

FINANCIAL CONDITION (CONTINUED)

Capital Resources

During the first quarter of 1998, SNB realized an increase in capital of $948,000 or 5.63 percent since December 31, 1997 due to the exercise of 173,800 outstanding stock warrants issued to directors and executive officers. Since March 31, 1997, equity capital has increased by $2,240,000 or 14.41 percent. Dividends paid to shareholders totaled $115,000 for the first quarter of 1998, compared to $101,000 for the first quarter of 1997. Book value per share has increased from $7.38 as of March 31, 1997 to $7.74 as of March 31, 1998 as a result of continued profitability and contributed capital. Equity capital equaled 12.17 percent of total assets as of March 31, 1998, compared to 11.79 percent as of December 31, 1997 and 11.66 percent as of March 31, 1997. As of March 31, 1998, the Bank was in compliance with all applicable regulatory standards regarding capital adequacy levels.


LIQUIDITY

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale and maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. As of March 31, 1998, the percentage total loans to deposits was 82.64, compared to 81.13 as of December 31, 1997 and 78.57 as of March 31, 1997. Cash and cash equivalents totaled $10,295,000, $8,050,000 and $9,778,000 as of March 31, 1998, December 31, 1997
and March 31, 1997, respectively. Cash provided from operations totaled $795,000 for the first quarter of 1998 compared to $1,775,000 for the same period in 1997. Cash used in investing activities for the first quarter of 1998 totaled $1,289,000 and cash provided by financing activities totaled $2,739,000 for the same period. Net loans made to customers accounted for the majority of cash outflows while customer deposits and sales of investment securities provided the majority of cash inflows. The Bank has established relationships with its correspondent banks which will enable it to borrow additional funds as needed. As of March 31, 1998, SNB had $1,740,000 in other borrowed money.

SNB has an asset/liability committee which continually monitors the relationship of interest-earning assets and interest-bearing liabilities as it relates to SNB's goals.


RESULTS OF OPERATIONS


INTEREST INCOME AND INTEREST EXPENSE

Interest income for the three months ended March 31, 1998 totaled $2,994,000 compared to $2,771,000 for the same period in 1997 representing an increase of $223,000 or 8.05 percent. This increase is primarily attributable to loan growth of 14.9 percent resulting in an increase in interest and fees on loans of $253,000 or 11.0 percent. Interest on investment securities totaled $393,000 for the first quarter of 1998, decreasing $46,000 or 10.5 percent from the same period in 1997. Tax-free interest on state, county and municipal obligations represents 30.0 percent of total interest on investments, compared to 29.9 percent at March 31, 1997.

FINANCIAL INFORMATION


RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND INTEREST EXPENSE
(CONTINUED)

Interest expense totaled $1,307,000 at March 31, 1998, of which 97.2 percent consisted of interest paid on customer deposits. This represents an increase of
10.4 percent over quarter ended March 31, 1997 when total interest expense equaled $1,184,000.

Interest income exceeded interest expense by $1,687,000 for the three months ended March 31, 1998 resulting in an increase of $100,000 or 6.3 percent over the prior year period ended March 31, 1997. The Bank's net interest rate margin declined twenty-seven basis points, however, to 5.22 percent as of March 31, 1998 compared to 5.49 percent as of March 31, 1997. This is a result of the overall higher costs of funds paid for deposits and other borrowings.

The following table presents the effective yields and costs of funds for the three month periods ended March 31, 1998 and 1997:

Average Balance Sheets


                                                     AVERAGE                RATE/YIELD
                                                     BALANCE                  THREE
                                                   THREE MONTHS               MONTHS
                                                      ENDED                   ENDED
                                                     MARCH 31                MARCH 31
                                              ---------------------      ------------------
                                                 1998        1997          1998      1997
                                              --------     --------      -------    -------
                                                 ($ in Thousands)
INTEREST-EARNING ASSETS
  Loans                                        $98,404      $88,435       10.25%     10.53%


  Securities                                    28,747       30,994        6.41       6.63

  Federal Funds Sold                             3,933        2,776        5.33       5.13
                                              --------     --------       -----      -----

TOTAL INTEREST-EARNING ASSETS                 $131,084     $122,205        9.26%      9.42%
                                              ========     ========       =====      =====

INTEREST-BEARING LIABILITIES
  Deposits                                    $102,441      $92,753        5.03%      4.91%

  Borrowings                                     2,273        2,815        6.49       8.70
                                              --------     --------       -----      -----

TOTAL INTEREST-BEARING LIABILITIES            $104,714      $95,568        5.06%      5.02%
                                              ========     ========       =====      =====

INTEREST RATE SPREAD                                                       4.20%      4.40%
                                                                          =====      =====

NET INTEREST MARGIN                                                        5.22%      5.49%
                                                                          =====      =====

FINANCIAL INFORMATION

RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND INTEREST EXPENSE (CONTINUED)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Rate/Volume Analysis

                                    CHANGES FROM 1998 TO 1997 (1)
                                   ------------------------------
                                                            NET
                                   VOLUME       RATE       CHANGE
                                   ------       ----       ------
                                          ($ in Thousands)
INTEREST INCOME
  Loans                           $1,050          $(276)     $ 774
  Securities                        (151)           (63)      (214)
  Federal Funds Sold                  59              8         67
                                  ------          -----      -----
TOTAL INTEREST INCOME                958           (331)       627
                                  ------          -----      -----

INTEREST EXPENSE
  Deposits                           476            123        599
  Borrowings                         (47)           (50)       (97)
                                  ------          -----      -----
TOTAL INTEREST EXPENSE               429             73        502
                                  ------          -----      -----
NET INTEREST INCOME                 $529          $(404)      $125
                                  ======          =====      =====

(1) Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

FINANCIAL INFORMATION

RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR LOAN LOSSES

The Bank provided $35,000 for potential loan losses for the three months ended March 31, 1998 compared to $60,000 for the same period in 1997. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio.

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

As of March 31, 1998, the allowance for loan losses was 1.41 percent of outstanding loans less unearned interest. As of March 31, 1997, the comparable level was 1.61 percent.


NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions, other miscellaneous income and, in 1998, mortgage loan related fees produced by the opening of a mortgage division. For the quarter ended March 31, 1998, service charges on deposits totaled $261,000 or 56.6 percent of total noninterest income. The level of service charges as a percent of total noninterest income has declined approximately 270 basis points compared to the first quarter of 1997. This decline is attributable not to a decrease in service charges but to an increase in other noninterest income, primarily mortgage loan origination fees. Mortgage origination and other mortgage related fees totaled $126,000 as of March 31, 1998.

Noninterest expense consists of salaries and employee benefits, occupancy, furniture and equipment expense and other miscellaneous operating expenses.
For the first quarter of 1998, salary and employee benefits amounted to $778,000, an increase of 24.7 percent over the first quarter of 1997.
Occupancy, furniture and equipment related expenses totaled $211,000 as of March 31, 1998 compared to $159,000 as of March 31, 1997, an increase of 33.0 percent. In total, noninterest expense for the first quarter of 1998 increased 17.1 percent compared to the first quarter of 1997, due largely to SNB's continued growth and expansion.


NET INCOME

Net income for the quarter ended March 31, 1998 equaled $465,000 compared to $411,000 for the same period in 1997, representing a 13.1 percent increase. Return on average assets increased 4 basis points from 1.26 percent for the quarter ended March 31, 1997 to 1.30 percent for the quarter ended March 31, 1998. Return on average equity for the three months ended March 31, 1998 was calculated at 10.78 percent compared to 11.05 percent for the same period ended March 31, 1997. This decline is largely due to the increase in capital from the exercise of warrants during this period. Net income per share as of March 31, 1998 equaled $0.1862 compared to $0.1725 as of March 31, 1997, an increase of
7.9 percent.

PART II
OTHER INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY

ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB,
Exhibit 99(b) footnote 22, filed with the Securities and Exchange Commission for the year ended December 31, 1997 (File No. 000-23261).

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1998.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

                                                                     PAGE
                                                                     ----
(a)   EXHIBITS INCLUDED HEREIN AND INCORPORATED BY REFERENCE:

      3(a)  -  Articles of Incorporation                              N/A

            -  Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-4 (File
               No. 333-49977) Filed with the Commission on
               April 13, 1998 and Incorporated Herein

      3(b)  -  Bylaws                                                 N/A

            -  Filed as Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-4 (File No.
               333-49977), Filed with the Commission on April 13, 1998 and Incorporated Herein

        11  -  Statement Re Computation of Per Share Earnings      Attachment

        27  -  Financial Data Schedule                             Attachment


(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1998.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.



---------------------------------
H. Averett Walker
President/Chief Executive Officer


Date:
      ---------------------------



---------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/
Chief Financial Officer


Date:
     ----------------------------