Form 10-Q
period 1998-06-30
SNB BANCSHARES INC
filed 1998-08-14
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Quarterly Period Ended         June 30, 1998
                              --------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                        to
                              ------------------------   -----------------------

Commission File Number  33-80076
                      ----------------------------------------------------------

                             SNB BANCSHARES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

           GEORGIA                                         58-2107916
-------------------------------------         ----------------------------------
State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization                          Identification No.)

2918 RIVERSIDE DRIVE,             MACON, GEORGIA              31204
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


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes        No
                                               ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,297,331 Shares of $1.00 par value common stock as of June 30, 1998
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):      Yes        No
                                                            ---        ---

                      SNB BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX

                                                                                PAGE
                                                                               NUMBER
                                                                            ------------
PART I   Financial Information

         Condensed Consolidated Balance Sheet                                     1

         Condensed Consolidated Statements of Income and Comprehensive Income     2

         Condensed Consolidated Statements of Cash Flows                          4

         Notes to Condensed Consolidated Financial Statements                     5

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    11


PART II  Other Information

         ITEM 2 Changes in Securities                                            17

         ITEM 4 Submission of Matters to a Vote of Security Holders              17

         ITEM 6 Exhibits and Reports on Form 8-K                                 17

PART I, ITEM 1
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                    ASSETS

CASH AND DUE FROM BANKS                                       $  7,455
                                                              --------

FEDERAL FUNDS SOLD                                               4,470
                                                              --------

INVESTMENTS SECURITIES                                          27,163
                                                              --------

LOANS                                                          109,978
                                                              --------

PREMISES AND EQUIPMENT                                           4,432
                                                              --------

OTHER ASSETS                                                     2,064
                                                              --------

TOTAL ASSETS                                                  $155,562
                                                              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                      $130,552
                                                              --------

BORROWED MONEY                                                   5,412
                                                              --------

OTHER LIABILITIES                                                1,457
                                                              --------

                                                               137,421
                                                              --------
STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Authorized
    5,000 Shares; Issued 2,297 Shares                            2,297
  Paid-In Capital                                               10,132
  Retained Earnings                                              5,612
  Net Unrealized Gain on Securities Available for
    Sale, Net of Tax                                               100
                                                              --------

                                                                18,141
                                                              --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $155,562
                                                              ========

The accompanying notes are an integral part of this condensed consolidated balance sheet.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                        1998            1997
                                                     ----------      ----------
INTEREST INCOME                                      $    3,170      $    2,819

INTEREST EXPENSE                                          1,339           1,214
                                                     ----------      ----------

NET INTEREST INCOME                                       1,831           1,605

PROVISION FOR LOAN LOSSES                                   143              90
                                                     ----------      ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         1,688           1,515

NONINTEREST INCOME                                          522             323

NONINTEREST EXPENSE                                       1,503           1,212
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES                                  707             626

INCOME TAXES                                                227             188
                                                     ----------      ----------

NET INCOME                                                  480             438

OTHER COMPREHENSIVE INCOME, NET
  OF INCOME TAX
  Unrealized Holding Gains                                   12              74
                                                     ----------      ----------

COMPREHENSIVE INCOME                                 $      492      $      512
                                                     ==========      ==========

BASIC EARNINGS PER SHARE                                  $0.21           $0.21
                                                     ==========      ==========

DILUTED EARNINGS PER SHARE                                $0.19           $0.18
                                                     ==========      ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                       2,506,394       2,408,261
                                                     ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                        1998            1997
                                                     ----------      ----------

INTEREST INCOME                                      $    6,164      $    5,590

INTEREST EXPENSE                                          2,646           2,398
                                                     ----------      ----------

NET INTEREST INCOME                                       3,518           3,192

PROVISION FOR LOAN LOSSES                                   178             150
                                                     ----------      ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               3,340           3,042

NONINTEREST INCOME                                          992             611

NONINTEREST EXPENSE                                       2,950           2,440
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES                                1,382           1,213

INCOME TAXES                                                437             363
                                                     ----------      ----------

NET INCOME                                                  945             850

OTHER COMPREHENSIVE INCOME, NET
  OF INCOME TAX
  Unrealized Holding Gains (Losses)                          31             (22)
                                                     ----------      ----------

COMPREHENSIVE INCOME                                 $      976      $      828
                                                     ==========      ==========

BASIC EARNINGS PER SHARE                                  $0.41           $0.40
                                                     ==========      ==========

DILUTED EARNINGS PER SHARE                                $0.38           $0.35
                                                     ==========      ==========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                        2,496,749       2,391,575
                                                     ==========      ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)
                               ($ IN THOUSANDS)


                                                             1998        1997
                                                          --------      -------

CASH PROVIDED BY OPERATIONS                               $  1,131      $ 2,107
                                                          --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net Sale of Investment Securities
    Available for Sale                                       1,487        3,063
  Net Sale of Investment Securities
    Held to Maturity                                         2,364          356
  Loans to Customers                                       (12,823)      (4,785)
  Purchase of Premises and Equipment                          (679)      (1,094)
  Other Real Estate and Repossessions                          375          255
                                                          --------      -------

                                                            (9,276)      (2,205)
                                                          --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Interest-Bearing Customer Deposits                        10,874        6,596
  Noninterest-Bearing Customer Deposits                     (2,263)        (264)
  Demand Note to the U.S. Treasury                             144          233
  Issuance of Common Stock                                     579          401
  Dividends Paid                                              (253)        (202)
  Federal Funds Purchased                                      (33)         253
  Repayments on Notes to Federal Home Loan Bank              2,972       (2,330)
                                                          --------      -------

                                                            12,020        4,687
                                                          --------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,875        4,589

CASH AND CASH EQUIVALENTS, BEGINNING                         8,050       10,470
                                                          --------      -------

CASH AND CASH EQUIVALENTS, ENDING                         $ 11,925      $15,059
                                                          ========      =======

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

For the three months ended June 30, 1998, other comprehensive income is comprised of the following:

                                        BEFORE TAX    TAX EFFECT    NET OF TAX
                                        ----------    ----------    ----------
                                                    ($ in Thousands)
UNREALIZED GAIN ON SECURITIES
  Gain Arising During Year                   $22           $ 8           $14
  Reclassification Adjustment                 (4)           (2)           (2)
                                       -----------    ----------    ----------

NET UNREALIZED GAIN                          $18           $ 6           $12
                                       ===========    ==========    ==========

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2)  LOANS

Loans as of June 30, 1998 are comprised of the following:

                                                                      ($ IN
                                                                    THOUSANDS)
                                                                    ----------

Commercial                                                            $ 25,958
Real Estate-Construction                                                 3,675
Real Estate-Other                                                       69,452
Installment Loans to Individuals for
  Personal Expenditures                                                 12,558
                                                                    ----------

                                                                       111,643
Allowance for Loan Losses                                               (1,528)
Unearned Interest and Fees                                                (137)
                                                                    ----------

                                                                      $109,978
                                                                    ==========

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


(3)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated, as applicable, to conform with the new requirements. The following presents earnings per share for the three and six months ended June 30, 1998 under the requirements of SFAS 128:

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30, 1998             JUNE 30, 1998
                                    ------------------      -------------------

BASIC EARNINGS PER SHARE
  Net Income Per Common Share                    $0.21                    $0.41
  Weighted Average Common Shares             2,297,331                2,277,391

DILUTED EARNINGS PER SHARE
  Net Income Per Common Share                    $0.19                    $0.38
  Weighted Average Common Shares             2,506,394                2,496,749

The exercise of the option was included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $24.3594 and $21.3033 for the three and six month periods, respectively. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:

                                                           ($ IN THOUSANDS)
                                                          -------------------
                                                            1998       1997
                                                          -------     -------

ALLOWANCE FOR LOAN LOSSES, APRIL 1                        $ 1,450     $ 1,448
                                                          -------     -------

Charge-Offs
  Commercial, Financial and Agricultural                       15          55
  Real Estate - Mortgage                                        -          15
  Consumer                                                     62          29
                                                          -------     -------

                                                               77          99
                                                          -------     -------

Recoveries
  Commercial, Financial and Agricultural                        3           8
  Real Estate - Mortgage                                        -           1
  Consumer                                                      9           7
                                                          -------     -------

                                                               12          16
                                                          -------     -------

NET CHARGE-OFFS                                               (65)        (83)
                                                          -------     -------

PROVISION FOR LOAN LOSSES                                     143          90
                                                          -------     -------

ALLOWANCE FOR LOAN LOSSES, JUNE 30                        $ 1,528     $ 1,455
                                                          =======     =======

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS                   (0.06)%     (0.09)%
                                                          =======     =======

FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:

                                                             ($ IN THOUSANDS)
                                                            ------------------
                                                             1998        1997
                                                            ------      ------

ALLOWANCE FOR LOAN LOSSES, JANUARY 1                        $1,395      $1,383
                                                            ------      ------

Charge-Offs
  Commercial, Financial and Agricultural                        16         115
  Real Estate - Mortgage                                         -          42
  Consumer                                                      69          62
                                                            ------      ------

                                                                85         219
                                                            ------      ------

Recoveries
  Commercial, Financial and Agricultural                         6           9
  Real Estate - Mortgage                                         -         122
  Consumer                                                      34          10
                                                            ------      ------

                                                                40         141
                                                            ------      ------

NET CHARGE-OFFS                                                (45)        (78)
                                                            ------      ------

PROVISION FOR LOAN LOSSES                                      178         150
                                                            ------      ------

ALLOWANCE FOR LOAN LOSSES, JUNE 30                          $1,528      $1,455
                                                            ======      ======

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS                    (0.04%)     (0.09%)
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

FINANCIAL INFORMATION

(5) INVESTMENT SECURITIES

Investment securities as of June 30, 1998 are summarized as follows:

                                               GROSS        GROSS
                                 AMORTIZED   UNREALIZED   UNREALIZED     FAIR
SECURITIES AVAILABLE FOR SALE      COST        GAINS        LOSSES       VALUE
                                 ----------  -----------  -----------  ---------
                                                 ($ in Thousands)

U.S. Treasuries                     $ 3,516         $ 44                 $ 3,560
U.S. Government Agencies
  Mortgage Backed                     1,215           17                   1,232
  Other                              13,340           25         $(41)    13,324
State, County and Municipal           3,569          105                   3,674
Other                                   611                                  611
                                    -------         ----         ----    -------

                                    $22,251         $191         $(41)   $22,401
                                    =======         ====         ====    =======

SECURITIES HELD TO MATURITY

State, County and Municipal         $ 4,762         $125         $ (2)   $ 4,885
                                    =======         ====         ====    =======

Unrealized holding gains, net of tax, on securities available for sale in the amount of $100,000 have been recorded in stockholders' equity as of June 30, 1998.


(6)  PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of June 30, 1998:
                                                                      ($ IN
                                                                    THOUSANDS)
                                                                    ----------

Land                                                                   $ 1,414
Building                                                                 1,841
Furniture, Fixtures and Equipment                                        2,452
Leasehold Improvements                                                     116
Construction in Progress                                                   138
                                                                      --------

                                                                         5,961
                                                                        (1,529)
                                                                      --------

                                                                       $ 4,432
                                                                      ========

Depreciation charged to operations totaled $101,000 for the three months ended June 30, 1998 and $194,000 for the six months ended June 30, 1998.

FINANCIAL INFORMATION

(7)  STOCKHOLDERS' EQUITY

During the first quarter of 1998, various directors and executive officers exercised 173,800 outstanding stock warrants at an exercise price of $3.333 per share. The exercise of warrants resulted in an increase in common stock of $173,800 and an increase in paid-in capital of $405,534. A summary of warrant transactions follows:

                                                                       ORIGINAL
                                                                       WARRANTS
                                                                       --------

Granted                                                                 449,700
Canceled                                                                      -
Exercised                                                               253,150
                                                                        -------

Outstanding, June 30, 1998                                              196,550
                                                                        =======

Eligible to be Exercised, June 30, 1998                                 196,550
                                                                        =======

The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of June 30, 1998, the Bank is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Bank's actual ratios as of June 30, 1998 are as follows:

                                                            ACTUAL      MINIMUM
                                                            ------      -------

Tier 1 Capital Ratio                                        11.25%        4.00%
Total Capital Ratio                                         12.50%        8.00%
Leverage Ratio                                               8.76%        3.00%


(8)  NONCASH FINANCING ACTIVITIES

Noncash investing activities for the six months ended June 30 are as follows:

                                                                1998      1997
                                                              --------  --------

Acquisition of Real Estate through Loan Foreclosure           $197,668  $425,526
                                                              ========  ========

PART I, ITEM 2
FINANCIAL INFORMATION

                      SNB BANCSHARES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the six-month periods ended June 30, 1998 and 1997. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this quarterly report. As SNB has no subsidiaries other than Security National Bank (the Bank), the following discussion refers to the financial condition and operations of the Bank.

FINANCIAL CONDITION

ASSETS

SNB continues to maintain steady growth in the midst of strong competition. Total assets increased 11.7 percent, from $139 million at June 30, 1997 to $156 million at June 30, 1998. Since December 31, 1997, assets have increased by
8.87 percent.    The majority of the asset growth is evidenced in SNB's loan portfolio which, net of unearned income, grew 23.3 percent since June 30, 1997 and 12.8 percent since December 31, 1997, due in part to the opening of a mortgage division and a new branch office.

Interest-earning assets amounted to $142 million or 91.03 percent of total assets as of June 30, 1998, compared to $129 million or 90.13 percent as of December 31, 1997 and $126 million or 90.46 percent of total assets as of June 30, 1997. As of June 30, 1998, the loan portfolio amounted to 77.66 percent of interest earning assets, compared to 76.81 percent as of December 31, 1997 and
70.79 percent as of June 30, 1997. Investment mix in the Bank's portfolio has remained relatively unchanged since December 31, 1997. SNB holds 82.47 percent of its portfolio in the available for sale category which is reported at market value.

Nonperforming assets totaled $1,015,000 or 0.65 percent of total assets at June 30, 1998 and reflect a decline of 13 basis points from June 30, 1997 when nonperforming assets totaled $1,085,000 or 0.78 percent of total assets. Nonperforming assets are comprised, primarily, of nonperforming loans. Nonperforming loans totaling $939,000 or 0.84 percent of total loans increased 29 percent from the prior year level when nonperforming loans equaled $730,000 or 0.80 percent of total loans. The increase in the current year is due primarily to an increase in loans past due 90 days or more and still accruing interest.

FINANCIAL INFORMATION
FINANCIAL CONDITION (CONTINUED)

ASSETS (CONTINUED)

The following table presents SNB's nonperforming assets as of June 30, 1998:

                                                                       ($ IN
                                                                     THOUSANDS)
                                                                     ----------

Impaired and Other Nonaccrual Loans                                      $  682
Loans Past Due 90 Days or More and Still Accruing Interest                  257
Restructured Loans not Included in the Above                                  -
                                                                         ------

TOTAL NONPERFORMING LOANS                                                   939

Other Real Estate Owned                                                      76
                                                                         ------

TOTAL NONPERFORMING ASSETS                                               $1,015
                                                                         ======

SNB's investment in bank premises and equipment totaled $4,432,000 as of June 30, 1998, compared to $3,971,000 at December 31, 1997 and $3,494,000 at
June 30, 1997, representing increases of 11.61 percent and 26.85 percent, respectively. These increases are evidences of their expanding presence in the middle Georgia area.

Other assets equal 1.33 percent, 1.65 percent and 1.70 percent of total assets at June 30, 1998, December 31, 1997, and June 30, 1997, respectively, and are comprised of other real estate owned, interest receivable, prepaid expenses and other miscellaneous assets.

LIABILITIES

Total deposits at June 30, 1998 were $131 million, increasing 7.06 percent since December 31, 1997 and 9.37 percent since June 30, 1997. Interest-bearing deposits equaled 83.00 percent of total deposits at June 30, 1998, compared to
79.94 percent and 82.67 percent at December 31, 1997 and June 30, 1997, respectively. The current level represents an 11.15 percent increase from December 31, 1997 and a 9.81 percent increase from June 30, 1997. Again, much of this growth can be attributed to the efforts to increase visibility in the middle Georgia area through additional branch locations and continued use of advertising to promote SNB's community bank atmosphere and personalized service.

Federal Home Loan Bank advances totaled $4,288,000 at June 30, 1998, up 226.08 percent and 219.29 percent from December 31, 1997 and June 30, 1997, respectively. Other sources of borrowings for SNB at June 30, 1998 consisted of federal funds purchased and demand notes with the U.S. Treasury. Total borrowings at June 30, 1998 increased 132.37 percent from December 31, 1997 when borrowings amounted to $2,329,000. Compared to June 30, 1997, borrowings increased 135.61 percent, from $2,297,000 to the current level of $5,412,000.

The remainder of other liabilities consists of interest payable, accrued expenses and various other miscellaneous liabilities.

FINANCIAL INFORMATION

FINANCIAL CONDITION (CONTINUED)

CAPITAL RESOURCES

During the first quarter of 1998, SNB realized an increase in capital of $948,000 or 5.63 percent since December 31, 1997 due to the exercise of 173,800 outstanding stock warrants issued to directors and executive officers. Since June 30, 1997, equity capital has increased by $2,182,000 or 13.67 percent. Dividends paid to stockholders totaled $253,000 for the first six months of 1998, compared to $202,000 for the first six months of 1997. Book value per share has increased from $7.58 as of June 30, 1997 to $7.90 as of June 30, 1998 as a result of continued profitability and contributed capital. Equity capital equaled 11.66 percent of total assets as of June 30, 1998, compared to 11.79 percent as of December 31, 1997 and 11.46 percent as of June 30, 1997. As of June 30, 1998, the Bank was in compliance with all applicable regulatory standards regarding capital adequacy levels.

LIQUIDITY

SNB manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale and maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. As of June 30, 1998, the percentage of total loans to deposits was 85.41, compared to 81.13 as of December 31, 1997 and 75.93 as of June 30, 1997. Cash and cash equivalents totaled $11,925,000, $8,050,000 and $15,059,000 as of June 30, 1998, December
31, 1997 and June 30, 1997, respectively. Cash provided from operations totaled $1,131,000 for the first six months of 1998, compared to $2,107,000 for the same period in 1997. Cash used in investing activities for the first six months of 1998 totaled $9,276,000 and cash provided by financing activities was $12,020,000 for the same period. Net loans made to customers accounted for the majority of cash outflows while customer deposits and sales of investment securities provided the majority of cash inflows. The Bank has established relationships with its correspondent banks which will enable it to borrow additional funds as needed. As of June 30, 1998, SNB had $4,288,000 in other borrowed money.

SNB has an asset/liability committee which continually monitors the relationship of interest-earning assets and interest-bearing liabilities as it relates to SNB's goals.

RESULTS OF OPERATIONS

INTEREST INCOME AND INTEREST EXPENSE

Interest income for the six months ended June 30, 1998 totaled $6,164,000 compared to $5,590,000 for the same period in 1997 representing an increase of $574,000 or 10.27 percent. This increase is primarily attributable to loan growth of 23.3 percent resulting in an increase in interest and fees on loans of $637,000 or 13.7 percent. Interest on investment securities totaled $799,000 for the first six months of 1998, decreasing $67,000 or 7.74 percent from the same period in 1997. Tax-free interest on state, county and municipal obligations represents 29.04 percent of total interest on investments, compared to 30.37 percent at June 30, 1997.

FINANCIAL INFORMATION

RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND INTEREST EXPENSE (CONTINUED)

Interest expense totaled $2,646,000 at June 30, 1998, of which 97.01 percent consisted of interest paid on customer deposits. This represents an increase of
10.34 percent over the six months ended June 30, 1997 when total interest expense equaled $2,398,000.

Interest income exceeded interest expense by $3,518,000 for the six months ended June 30, 1998 resulting in an increase of $574,000 or 17.98 percent over the prior year period ended June 30, 1997. The Bank's net interest rate margin was calculated at 5.52 percent as of June 30, 1998 compared to 5.51 percent as of June 30, 1997.

The following table presents the effective yields and costs of funds for the six month periods ended June 30, 1998 and 1997:

Average Balance Sheets

                                        AVERAGE BALANCE          RATE/YIELD
                                          SIX MONTHS             SIX MONTHS
                                         ENDED JUNE 30          ENDED JUNE 30
                                     ----------------------    ---------------
                                        1998         1997      1998      1997
                                     ---------     --------    -----     -----
                                       ($ in Thousands)
INTEREST-EARNING ASSETS
  Loans                               $100,130     $ 87,912    10.56%    10.58%
  Securities                            28,878       30,208     6.36      6.63
  Federal Funds Sold                     2,847        2,689     5.55      5.50
                                      --------     --------    -----     -----

TOTAL INTEREST-EARNING ASSETS         $131,855     $120,809     9.53%     9.48%
                                      ========     ========    =====     =====

INTEREST-BEARING LIABILITIES
  Deposits                            $103,568     $ 93,967     4.96%     4.90%
  Borrowings                             2,910        2,465     5.43      7.71
                                      --------     --------    -----     -----

TOTAL INTEREST-BEARING LIABILITIES    $106,478     $ 96,432     4.97%     4.97%
                                      ========     ========    =====     =====

INTEREST RATE SPREAD                                            4.56%     4.51%
                                                               =====     =====

NET INTEREST MARGIN                                             5.52%     5.51%
                                                               =====     =====

FINANCIAL INFORMATION

RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND INTEREST EXPENSE (CONTINUED)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Rate/Volume Analysis

                                                  CHANGES FROM 1998 TO 1997 (1)
                                                   ---------------------------
                                                                         NET
                                                   VOLUME     RATE      CHANGE
                                                   ------     ----      ------
                                                         ($ in Thousands)

INTEREST INCOME
  Loans                                            $1,292     $(18)     $1,274
  Securities                                         (103)     (63)       (166)
  Federal Funds Sold                                    9       (1)          8
                                                   ------     ----      ------

TOTAL INTEREST INCOME                               1,198      (82)      1,116
                                                   ------     ----      ------

INTEREST EXPENSE
  Deposits                                            470       60         530
  Borrowings                                           18      (50)        (32)
                                                   ------     ----      ------

TOTAL INTEREST EXPENSE                                488       10         498
                                                   ------     ----      ------

NET INTEREST INCOME                                $  710     $(92)     $  618
                                                   ======     ====      ======


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

FINANCIAL INFORMATION

RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR LOAN LOSSES

The Bank provided $178,000 for potential loan losses for the six months ended June 30, 1998 compared to $150,000 for the same period in 1997. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio.

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

As of June 30, 1998, the allowance for loan losses was 1.37 percent of outstanding loans less unearned interest. As of June 30, 1997, the comparable level was 1.60 percent.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions, other miscellaneous income and, in 1998, mortgage loan related fees produced by the opening of a mortgage division. For the six months ended June 30, 1998, service charges on deposits totaled $562,000 or 56.7 percent of total noninterest income. The level of service charges as a percent of total noninterest income has declined approximately 209 basis points compared to the first six months of 1997. This decline is attributable not to a decrease in service charges but to an increase in other noninterest income, primarily mortgage loan origination fees. Mortgage origination and other mortgage related fees totaled $270,000 as of June 30, 1998.

Noninterest expense consists of salaries and employee benefits, occupancy, furniture and equipment expense and other miscellaneous operating expenses. For the first six months of 1998, salary and employee benefits amounted to $1,615,000, an increase of 31.4 percent over the first six months of 1997. Occupancy, furniture and equipment related expenses totaled $425,000 as of June 30, 1998 compared to $330,000 as of June 30, 1997, an increase of 28.9 percent. In total, noninterest expense for the first six months of 1998 increased 58.7 percent compared to the first six months of 1997, due largely to SNB's continued growth and expansion.

NET INCOME

Net income for the six months ended June 30, 1998 equaled $945,000 compared to $850,000 for the same period in 1997, representing a 11.2 percent increase. Return on average assets increased equaled 1.30 percent for the six months ended June 30, 1998 and 1.29 percent for the six months ended June 30, 1998. Return on average equity for the six months ended June 30, 1998 was calculated at 10.78 percent compared to 11.14 percent for the same period ended June 30, 1997. This decline is largely due to the increase in capital from the exercise of warrants during this period. Net income per share as of June 30, 1998 equaled $0.41 compared to $0.40 as of June 30, 1997.

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


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the quarter ended June 30, 1998.


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

        11   -   Statement Re Computation of Per Share Earnings       Attachment

        27   -   Financial Data Schedule                              Attachment


(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 1998.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.



-------------------------------------
H. Averett Walker
President/Chief Executive Officer

Date:
     --------------------------------



-------------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief
 Financial Officer

Date:
     --------------------------------