Form 10QSB
period 1998-09-30
SNB BANCSHARES INC
filed 1998-11-16
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Quarterly Period Ended         September  30, 1998
                                -----------------------------------------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from ______________________ to ______________________

Commission File Number   33-80076
                       ________________________________________________________

                             SNB BANCSHARES, INC.
-------------------------------------------------------------------------------

                (Name of Small Business Issuer in its Charter)


              GEORGIA                                58-2107916
---------------------------------------     -----------------------------------
    State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization               Identification No.)


2918 RIVERSIDE DRIVE,             MACON, GEORGIA              31204
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



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes        No
                                               ---        ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,209,744 Shares of $1.00 par value common stock as of September 30, 1998
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One):     Yes       No
                                                           ---       ---

                     SNB BANCSHARES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                          NUMBER


PART I   Financial Information

         Condensed Consolidated Balance Sheet ...............................1

         Condensed Consolidated Statements of Income and

         Comprehensive Income................................................2

         Condensed Consolidated Statements of Cash Flows.....................4

         Notes to Condensed Consolidated Financial Statements................5

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

PART II  Other Information

         ITEM 2 Changes in Securities........................................18

         ITEM 4 Submission of Matters to a Vote of Security Holders..........18

         ITEM 6 Exhibits and Reports on Form 8-K.............................20

PART I, ITEM 1
FINANCIAL INFORMATION


                          SNB BANCSHARES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                    SEPTEMBER 30, 1998
                                       (UNAUDITED)
                        ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                    ASSETS

CASH AND DUE FROM BANKS                                      $ 13,642
                                                             --------
FEDERAL FUNDS SOLD                                              2,875
                                                             --------
INVESTMENTS SECURITIES                                         36,244
                                                             --------
LOANS                                                         169,720
                                                             --------
PREMISES AND EQUIPMENT                                          6,940
                                                             --------
OTHER ASSETS                                                    3,776
                                                             --------
TOTAL ASSETS                                                 $233,197
                                                             ========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                                     $195,247
                                                             --------
BORROWED MONEY                                                 10,343
                                                             --------
OTHER LIABILITIES                                               2,362
                                                             --------
                                                             $207,952

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $1 Per Share; Authorized
    10,000 Shares; Issued 3,210 Shares                          3,210
  Paid-In Capital                                              12,306
  Retained Earnings                                             9,464
  Net Unrealized Gain on Securities Available
    for Sale, Net of Tax                                          265
                                                             --------

                                                               25,245
                                                             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $233,197
                                                             ========



  The accompanying notes are an integral part of this condensed consolidated balance sheet.

FINANCIAL INFORMATION


                                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                               (UNAUDITED)
                            ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                              1998                 1997
                                                                         --------------       --------------
INTEREST INCOME                                                               $4,493                $4,363
INTEREST EXPENSE                                                               2,057                 1,900
                                                                         --------------       --------------
NET INTEREST INCOME                                                            2,436                 2,463
PROVISION FOR LOAN LOSSES                                                        198                   207
                                                                         --------------       --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            2,238                 2,256
NONINTEREST INCOME                                                               886                   497
NONINTEREST EXPENSE                                                            2,181                 1,765
                                                                         --------------       --------------
INCOME BEFORE INCOME TAXES                                                       943                   988
INCOME TAXES                                                                     344                   337
                                                                         --------------       --------------
NET INCOME                                                                       599                   651
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
  Unrealized Holding Gains                                                       164                    14
                                                                         --------------       --------------
COMPREHENSIVE INCOME                                                            $763                  $665
                                                                         ==============       ==============
BASIC EARNINGS PER SHARE                                                       $0.19                 $0.22
                                                                         ==============       ==============
DILUTED EARNINGS PER SHARE                                                     $0.18                 $0.20
                                                                         ==============       ==============
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                                       3,155,500             2,948,306
                                                                         ==============       ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                          1998          1997
                                                       ----------    ----------
INTEREST INCOME                                        $   13,520    $   12,600

INTEREST EXPENSE                                            5,856         5,444
                                                       ----------    ----------

NET INTEREST INCOME                                         7,664         7,156

PROVISION FOR LOAN LOSSES                                     466           399
                                                       ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         7,198         6,757

NONINTEREST INCOME                                          2,087         1,281

NONINTEREST EXPENSE                                         6,234         5,196
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES                                  3,051         2,842

INCOME TAXES                                                1,046           959
                                                       ----------    ----------

NET INCOME                                                  2,005         1,883

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
  Unrealized Holding Gains                                    195            32
                                                       ----------    ----------

COMPREHENSIVE INCOME                                   $    2,200    $    1,915
                                                       ==========    ==========

BASIC EARNINGS PER SHARE                               $     0.64    $     0.64
                                                       ==========    ==========

DILUTED EARNINGS PER SHARE                             $     0.60    $     0.58
                                                       ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                    3,134,704     2,947,551
                                                       ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)
                               ($ IN THOUSANDS)

                                                           1998          1997
                                                         --------      --------
CASH PROVIDED BY OPERATIONS                              $  3,157      $  3,246
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net Sale of Investment Securities
    Available for Sale                                      4,160        10,624
  Net Sale of Investment Securities
    Held to Maturity                                        1,092           422
  Loans to Customers                                      (26,912)      (17,214)
  Purchase of Premises and Equipment                       (1,334)       (1,724)
  Other Real Estate and Repossessions                         632           127
                                                         --------      --------
                                                          (22,362)       (7,765)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Interest-Bearing Customer Deposits                       16,358         9,791
  Noninterest-Bearing Customer Deposits                    (9,918)       (8,512)
  Demand Note to the U.S. Treasury                           (238)          119
  Issuance of Common Stock                                    798           416
  Dividends Paid                                             (504)         (363)
  Federal Funds Purchased                                   6,263           483
  (Repayments) Proceeds on Other Borrowed Money             1,670        (2,051)
                                                         --------      --------
                                                           14,429          (117)
                                                         --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (4,776)       (4,636)

CASH AND CASH EQUIVALENTS, BEGINNING                       21,293        25,582
                                                         --------      --------
CASH AND CASH EQUIVALENTS, ENDING                        $ 16,517      $ 20,946
                                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINANCIAL INFORMATION

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security National Bank located in Macon, Georgia and Crossroads Bank of Georgia, Inc. headquartered in Perry, Georgia. All intercompany accounts have been eliminated in consolidation.

On August 7, 1998, the Company completed an agreement to merge with Crossroads Bancshares of Georgia, Inc. and its wholly-owned subsidiary, Crossroads Bank, after obtaining the necessary regulatory and stockholder approvals. Crossroads Bank has three offices in the middle Georgia area and listed assets, loans and deposits of approximately $66 million, $48 million and $59 million, respectively. The merger is being accounted for utilizing the pooling-of-interests method. All prior periods have been restated to reflect the merger.

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

For the three months ended September 30, 1998, other comprehensive income is comprised of the following:

                                   BEFORE TAX      TAX EFFECT      NET OF TAX
                                   ----------      ----------      ----------
                                                ($ in Thousands)
UNREALIZED GAIN ON SECURITIES
  Gain Arising During Year             $247            $84             $163
  Reclassification Adjustment             2              1                1
                                       ----            ---             ----
NET UNREALIZED GAIN                    $249            $85             $164
                                       ====            ===             ====

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

FINANCIAL INFORMATION

(2)  LOANS

Loans as of September 30, 1998 are comprised of the following:

                                                                 ($ IN
                                                               THOUSANDS)
                                                               ----------
Commercial                                                      $ 41,488
Real Estate-Construction                                          10,947
Real Estate-Other                                                102,119
Installment Loans to Individuals for Personal Expenditures        17,283
                                                                --------
                                                                 171,837
Allowance for Loan Losses                                         (1,984)
Unearned Interest and Fees                                          (133)
                                                                --------
                                                                $169,720
                                                                ========

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

(3)  EARNINGS PER SHARE

Earnings per share are recorded under SFAS No. 128 as basic and fully diluted. Basic earnings per share exclude the dilutive effects of options, warrants and other common stock equivalents. Diluted earnings per share include the dilutive effect of common stock equivalents. The following presents earnings per share for the three and nine months ended September 30, 1998:

FINANCIAL INFORMATION

(3)  Earnings Per Share (CONTINUED)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30, 1998      SEPTEMBER 30, 1998
                                     ------------------      ------------------
BASIC EARNINGS PER SHARE
  Net Income Per Common Share            $     0.19              $     0.64
  Weighted Average Common Shares          3,155,500               3,134,704

DILUTED EARNINGS PER SHARE
  Net Income Per Common Share            $     0.18              $     0.60
  Weighted Average Common Shares          3,355,928               3,342,994

The exercise of options was included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $21.9157 and $21.6411 for the three and nine month periods, respectively. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

The following table presents the Company's loan loss experience on all loans for the three months ended September 30:

FINANCIAL INFORMATION

(4)  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

                                                     ($ IN THOUSANDS)
                                                    ------------------
                                                     1998        1997
                                                    ------      ------
ALLOWANCE FOR LOAN LOSSES, JULY 1                   $2,007      $1,860
                                                    ------      ------
Charge-Offs
  Commercial, Financial and Agricultural                 6          11
  Real Estate - Mortgage                                 -          76
  Consumer                                             224          58
                                                    ------      ------
                                                       230         145
                                                    ------      ------
Recoveries
  Commercial, Financial and Agricultural                 -           -
  Real Estate - Mortgage                                 -           6
  Consumer                                               9          19
                                                    ------      ------
                                                         9          25
                                                    ------      ------

NET CHARGE-OFFS                                       (221)       (120)
                                                    ------      ------

PROVISION FOR LOAN LOSSES                              198         207
                                                    ------      ------

ALLOWANCE FOR LOAN LOSSES, SEPTEMBER 30             $1,984      $1,947
                                                    ======      ======

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS            (0.14%)     (0.09%)
                                                    ======      ======

FINANCIAL INFORMATION

(4)  Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the nine months ended September 30:

                                                                  ($ IN THOUSANDS)
                                                              -------------------------
                                                               1998               1997
                                                              ------             ------
ALLOWANCE FOR LOAN LOSSES, JANUARY 1                          $1,861             $1,760
                                                              ------             ------
Charge-Offs
  Commercial, Financial and Agricultural                          22                132
  Real Estate - Mortgage                                           -                118
  Consumer                                                       375                128
                                                              ------             ------
                                                                 397                378
                                                              ------             ------
Recoveries
  Commercial, Financial and Agricultural                           8                  -
  Real Estate - Mortgage                                           -                128
  Consumer                                                        46                 38
                                                              ------             ------
                                                                  54                166
                                                              ------             ------
NET CHARGE-OFFS                                                 (343)              (212)
                                                              ------             ------
PROVISION FOR LOAN LOSSES                                        466                399
                                                              ------             ------
ALLOWANCE FOR LOAN LOSSES, SEPTEMBER 30                       $1,984             $1,947
                                                              ======             ======

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS                      (0.06%)            (0.16%)
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

Financial Information

(5)  INVESTMENT SECURITIES

Investment securities as of September 30, 1998 are summarized as follows:

                                                                     Gross                Gross
                                            Amortized              Unrealized           Unrealized           Fair
Securities Available for Sale                  Cost                  Gains               Losses             Value
                                            ---------              ----------           ----------         --------
                                                                         ($ in Thousands)
U.S. Treasuries                               $ 4,019                 $ 75                                  $ 4,094
U.S. Government Agencies
  Mortgage Backed                               4,546                   65                                    4,611
  Other                                        18,718                  131                $(19)              18,830
State, County and Municipal                     3,570                  148                                    3,718
Other                                             831                                                           831
                                              -------                 ----                ----              -------

                                              $31,684                 $419                $(19)             $32,084
                                              =======                 ====                ====              =======

Securities Held to Maturity

State, County and Municipal                   $ 4,160                 $138                $ (1)             $ 4,297
                                              =======                 ====                ====              =======

Unrealized holding gains, net of tax, on securities available for sale in the amount of $265,000 have been recorded in stockholders' equity as of September 30, 1998.


(6)  PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of September 30, 1998:

                                                                                     ($ IN THOUSANDS)
                                                                                     -----------------
Land                                                                                      $ 1,915
Building                                                                                    3,336
Furniture, Fixtures and Equipment                                                           3,330
Leasehold Improvements                                                                        192
Construction in Progress                                                                      634
                                                                                          -------

                                                                                            9,407
Accumulated Depreciation                                                                   (2,467)
                                                                                          -------

Net Premises and Equipment                                                                $ 6,940
                                                                                          =======

Depreciation charged to operations totaled $160,000 for the three months ended September 30, 1998 and $462,000 for the nine months ended September 30, 1998.

FINANCIAL INFORMATION

(7)  STOCKHOLDERS' EQUITY

During the first and third quarters of 1998, various directors and executive officers exercised 173,800 and 65,700 outstanding stock warrants, respectively, at an exercise price of $3.333 per share. The exercise of warrants resulted in an increase in common stock of $239,500 and an increase in paid-in capital of $558,754. A summary of warrant transactions follows:

                                                       ORIGINAL
                                                       WARRANTS
                                                       --------
Granted                                                449,700
Canceled                                                     -
Exercised                                              318,850
                                                       -------

Outstanding, September 30, 1998                        130,850
                                                       =======

Eligible to be Exercised, September 30, 1998           130,850
                                                       =======

The Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of September 30, 1998, the Bank is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Bank's actual ratios as of September 30, 1998 are as follows:

                                        ACTUAL               MINIMUM
                                   --------------      ----------------
Tier 1 Capital Ratio                   10.62%                 4.00%
Total Capital Ratio                    11.79%                 8.00%
Leverage Ratio                          8.55%                 4.00%


(8)  NONCASH FINANCING ACTIVITIES

Noncash investing activities for the nine months ended September 30 are as follows:

                                                                              1998               1997
                                                                         --------------     --------------
Acquisition of Real Estate through Loan Foreclosure                         $349,384           $457,663
                                                                            ========           ========

PART I, ITEM 2
Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the nine-month periods ended September 30, 1998 and 1997. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this quarterly report. SNB owns and operates Security National Bank (Security Bank) and Crossroads Bank of Georgia (Crossroads Bank). Crossroads Bank was acquired August 7, 1998 in a business combination accounted for as a pooling-of-interests. All prior period balances included hereafter have been restated to give retroactive effect to the pooling-of-interests. SNB and its wholly-owned subsidiaries are collectively known as "the Company."

FINANCIAL CONDITION

ASSETS

The Company operates banking offices in Bibb and Houston Counties (Georgia) and continues to generate steady growth in the midst of strong competition. Total assets increased 13.6 percent, from $205 million at September 30, 1997 to $233 million at September 30, 1998. Since December 31, 1997, assets have increased by
7.77 percent. The majority of the asset growth is evidenced in the Company's loan portfolio which, net of unearned income, grew 22.3 percent since September 30, 1997 and 18.0 percent since December 31, 1997, due in part to the opening of a mortgage division and new branches.

Interest-earning assets amounted to $209 million or 90.25 percent of total assets as of September 30, 1998, compared to $193 million or 89.62 percent as of December 31, 1997 and $184 million or 90.77 percent of total assets as of September 30, 1997. As of September 30, 1998, the loan portfolio amounted to
82.22 percent of interest earning assets, compared to 75.02 percent as of December 31, 1997 and 76.15 percent as of September 30, 1997. Investment mix in the Bank's portfolio has remained relatively unchanged since December 31, 1997. The Company holds 88.52 percent of its portfolio in the available for sale category which is reported at market value.

Nonperforming assets totaled $1,647,000 or 0.71 percent of total assets at September 30, 1998 and reflect a decline of 35 basis points from September 30, 1997 when nonperforming assets totaled $1,478,000 or 1.06 percent of total assets. Nonperforming assets are comprised, primarily, of nonperforming loans. Nonperforming loans totaling $1,125,000 or 0.66 percent of total loans remaining relatively unchanged from the prior year level when nonperforming loans equaled $1,094,000 or 0.78 percent of total loans.

Financial Information

FINANCIAL CONDITION (CONTINUED)

ASSETS (CONTINUED)

The followling table presents the Company's nonperforming asets as of September 30, 1998:

                                                                   ($ in
                                                                Thousands)
                                                               -------------
Impaired and Other Nonaccrual Loans                              $  780
Loans Past Due 90 Days or More and Still Accruing Interest          345
Restructured Loans not Included in the Above                         -
                                                                 ------

TOTAL NONPERFORMING LOANS                                         1,125

Other Real Estate Owned                                             522
                                                                 ------

TOTAL NONPERFORMING ASSETS                                       $1,647
                                                                 ======


The Company's investment in bank premises and equipment totaled $6,940,000 as of September 30, 1998, compared to $6,075,000 at December 31, 1997 and $6,120,000 at September 30, 1997, representing changes of 14.24 percent and 13.40 percent, respectively. These increases are evidences of their expanding presence in the middle Georgia area in addition to capital expenditures related to the Company's Year 2000 project.

Other assets equal 1.62 percent, 1.93 percent and 1.97 percent of total assets at September 30, 1998, December 31, 1997, and September 30, 1997, respectively, and are comprised of other real estate owned, interest receivable, prepaid expenses and other miscellaneous assets.

LIABILITIES

Total deposits at September 30, 1998 were $195 million, increasing 3.41 percent since December 31, 1997 and 9.58 percent since September 30, 1997. Interest-bearing deposits equaled 83.91 percent of total deposits at September 30, 1998, compared to 78.11 percent and 83.68 percent at December 31, 1997 and September 30, 1997, respectively. The current level represents an 11.09 percent increase from December 31, 1997 and a 9.89 percent increase from September 30, 1997. Again, much of this growth can be attributed to the efforts to increase visibility in the middle Georgia area through additional branch locations and continued use of advertising to promote the Company's community bank atmosphere, competitive rates and personalized service.

Federal Home Loan Bank advances totaled $3,110,000 at September 30, 1998, up
136.50 percent from December 31, 1997 and September 30, 1997, respectively. Other sources of borrowings for the Company at September 30, 1998 consisted of federal funds purchased, demand notes with the U.S. Treasury and capital leases. Total borrowings at September 30, 1998 increased 290.60 percent from December 31, 1997 when borrowings amounted to $2,648,000. Compared to September 30, 1997, borrowings increased 265.56 percent, from $2,829,000 to the current level of $10,343,000.

The remainder of other liabilities consists of interest payable, accrued expenses and various other miscellaneous liabilities.

Financial Information

FINANCIAL CONDITION (CONTINUED)

CAPITAL RESOURCES

During the first three quarters of 1998, the Company realized an increase in capital of $2,495,000 or 10.97 percent since December 31, 1997 due to earnings and to the exercise of 239,500 outstanding stock warrants issued to directors and executive officers. Since September 30, 1997, equity capital has increased by $3,227,000 or 14.66 percent. Dividends paid to stockholders totaled $504,000 for the first nine months of 1998, compared to $363,000 for the first nine months of 1997. Book value per share has increased from $7.45 as of September 30, 1997 to $7.86 as of September 30, 1998 as a result of continued profitability and contributed capital. Equity capital equaled 10.83 percent of total assets as of September 30, 1998, compared to 10.51 percent as of December 31, 1997 and 10.73 percent as of September 30, 1997. As of September 30, 1998, the subsidiary banks were in compliance with all applicable regulatory standards regarding capital adequacy levels.

LIQUIDITY

The Company manages its liquidity position to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income and the sale and maturity of existing investments. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. As of September 30, 1998, the percentage of total loans to deposits was 87.94, compared to 77.21 as of December 31, 1997 and 78.78 as of September 30, 1997. Cash and cash equivalents totaled $16,517,000, $21,293,000 and $20,946,000 as of September 30, 1998, December 31, 1997 and September 30, 1997, respectively.
Cash provided from operations totaled $3,157,000 for the first nine months of 1998, compared to $3,246,000 for the same period in 1997. Cash used in investing activities for the first nine months of 1998 totaled $22,362,000 and cash provided by financing activities was $14,429,000 for the same period. Net loans made to customers accounted for the majority of cash outflows while customer deposits and sales of investment securities provided the majority of cash inflows. Security and Crossroads Banks have established relationships with their correspondent banks which will enable them to borrow additional funds as needed. As of September 30, 1998, the Company had $10,343,000 in other borrowed money.

The Company has an asset/liability committee which continually monitors the relationship of interest-earning assets and interest-bearing liabilities as it relates to the Company's goals.

RESULTS OF OPERATIONS

INTEREST INCOME AND INTEREST EXPENSE

Interest income for the nine months ended September 30, 1998 totaled $13,520,000 compared to $12,600,000 for the same period in 1997 representing an increase of $920,000 or 7.30 percent. This increase is primarily attributable to loan growth of 22.3 percent resulting in an increase in interest and fees on loans of $1,046,000 or 9.9 percent. Interest on investment securities totaled $1,562,000 for the nine months of 1998, decreasing $44,000 or 2.70 percent from the same period in 1997.

Financial Information

RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND INTEREST EXPENSE  (CONTINUED)

Interest expense totaled $5,855,000 at September 30, 1998, of which 96.23 percent consisted of interest paid on customer deposits. This represents an increase of 7.60 percent over the nine months ended September 30, 1997 when total interest expense equaled $5,444,000.

Interest income exceeded interest expense by $7,664,000 for the nine months ended September 30, 1998 representing an increase of $508,000 or 7.10 percent over the prior year period ended September 30, 1997. The Company's net interest rate margin was calculated at 5.13 percent as of September 30, 1998 compared to
5.16 percent as of September 30, 1997.

The following table presents the effective yields and costs of funds for the nine-month periods ended September 30, 1998 and 1997:

Average Balance Sheets

                                                  Average Balance                  Rate/Yield
                                                 Nine Months Ended              Nine Months Ended
                                                   September 30                    September 30
                                            --------------------------        ---------------------
                                              1998             1997            1998          1997
                                            ---------        --------         ------        -----
                                                       ($ in Thousands)
INTEREST-EARNING ASSETS
  Loans                                     $154,476         $137,062          9.98%        10.23%
  Securities                                  36,692           36,512          5.68          5.87
  Federal Funds Sold                           7,956           10,715          6.57          5.78
                                            --------         --------          ----         -----

TOTAL INTEREST-EARNING ASSETS               $199,124         $184,289          9.05%         9.11%
                                            ========         ========          ====         =====

INTEREST-BEARING LIABILITIES
  Deposits                                  $189,995         $175,932          3.95%         4.02%
  Borrowings                                   4,805            2,716          6.12          6.96
                                            --------         --------          ----         -----

TOTAL INTEREST-BEARING LIABILITIES          $194,800         $178,648          4.01%         4.06%
                                            ========         ========          ====         =====

INTEREST RATE SPREAD                                                           5.04%         5.04%
                                                                               ====         =====

NET INTEREST MARGIN                                                            5.13%         5.17%
                                                                               ====         =====

Financial Information

RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND INTEREST EXPENSE  (CONTINUED)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Rate/Volume Analysis

                                                                            CHANGES FROM 1998 TO 1997 (1)
                                                                      ------------------------------------------
                                                                                                           NET
                                                                      VOLUME             RATE             CHANGE
                                                                      ------            -----             ------
                                                                                ($ in Thousands)
INTEREST INCOME
  Loans                                                               $1,782            $(387)            $1,395
  Securities                                                              11              (70)               (59)
  Federal Funds Sold                                                    (159)              63                (96)
                                                                      ------            -----             ------

TOTAL INTEREST INCOME                                                  1,634             (394)             1,240
                                                                      ------            -----             ------

INTEREST EXPENSE
  Deposits                                                               565             (122)               443
  Borrowings                                                             145              (40)               105
                                                                      ------            -----             ------

TOTAL INTEREST EXPENSE                                                   710             (162)               548
                                                                      ------            -----             ------

NET INTEREST INCOME                                                   $  924            $(232)            $  692
                                                                      ======            =====             ======


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

Financial Information

RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR LOAN LOSSES

The Banks provided $466,000 for potential loan losses for the nine months ended September 30, 1998 compared to $399,000 for the same period in 1997. The amount of the provision for loan losses is the result of judgment made by management after giving due consideration to the credit worthiness and size of the loan portfolio.

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

As of September 30, 1998, the allowance for loan losses was 1.16 percent of net loans. As of September 30, 1997, the comparable level was 1.39 percent.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income consists of service charges on deposits, other service charges, commissions and fees, security transactions, other miscellaneous income and, in 1998, mortgage loan related fees produced by the opening of a mortgage division. For the nine months ended September 30, 1998, service charges on deposits totaled $1,131,000 or 54.2 percent of total noninterest income. The level of service charges as a percent of total noninterest income has declined approximately 192 basis points compared to the first nine months of 1997. This decline is attributable not to a decrease in service charges but to an increase in other noninterest income, primarily mortgage loan origination fees. Mortgage origination and other mortgage related fees totaled $473,000 as of September 30, 1998.

Noninterest expense consists of salaries and employee benefits, occupancy, furniture and equipment expense and other miscellaneous operating expenses. For the first nine months of 1998, salary and employee benefits amounted to $3,383,000, an increase of 27.8 percent over the first nine months of 1997. Occupancy, furniture and equipment related expenses totaled $889,000 as of September 30, 1998 compared to $749,000 as of September 30, 1997, an increase of
18.7 percent. In total, noninterest expense for the first nine months of 1998 increased 20.0 percent compared to the first nine months of 1997, due largely to the Company's continued growth and expansion.

NET INCOME

Net income for the nine months ended September 30, 1998 equaled $2,005,000 compared to $1,883,000 for the same period in 1997, representing a 6.5 percent increase. Return on average assets equaled 1.22 percent for the nine months ended September 30, 1998 and 1.27 percent for the nine months ended September 30, 1997. Return on average equity for the nine months ended September 30, 1998 was calculated at 11.13 percent compared to 12.10 percent for the same period ended September 30, 1997. This decline is largely due to the increase in capital from the exercise of warrants during this period. Net income per share for the nine months ended September 30, 1998 was $0.60 compared to $0.58 for the same period in 1997.

PART II
Other Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES


ITEM 2

CHANGES IN SECURITIES (LIMITATIONS UPON PAYMENT OF DIVIDENDS)

On August 7, 1998 the Company amended its charter to give effect to the recent approval granted by the regulatory authorities, increasing the number of authorized shares of common stock from 5,000,000 to 10,000,000. This authorization places no further restrictions upon the rights of the current holders of such securities.

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB,
Exhibit 99(b) footnote 22, filed with the Securities and Exchange Commission for the year ended December 31, 1997 (File No. 000-23261).


ITEM 4

Submission of Matters to a Vote of Security Holders

(a) Incorporated herein by references to Page 1 of Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders held on August 6, 1998 filed with the Securities and Exchange Commission (File No. 333-49977).

(b) Incorporated herein by reference to Pages 5 through 9 of Company's Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders held on August 6, 1998 filed with the Securities and Exchange Commission (File No. 333-49977).

(c)  PROPOSAL I - AGREEMENT AND PLAN OF MERGER

     Incorporated herein by reference to the Company's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders held on August 6, 1998 filed with the Securities and Exchange Commission on Form S-4 (File No. 333-49977).

     The Agreement and Plan of Merger was approved by a total of 1,689,997 votes (73.2 percent) for the proposal and 4,480 votes against. There were no abstentions.

     PROPOSAL II - AMENDMENT TO THE ARTICLES OF INCORPORATION

     Incorporated herein by reference to the Company's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders held on August 6, 1998 filed with the Securities and Exchange Commission on Form S-4 (File No. 333-49977).

     Amendment to the Articles of Incorporation was approved by a total of 1,829,544 votes (79.4 percent) for the proposal and 54,975 votes against. Abstentions totaled 17,900.

PART II
Other Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES


ITEM 4 (CONTINUED)

Submission of Matters to a Vote of Security Holders (CONTINUED)

(c)  (Continued)

     PROPOSAL III - AMENDMENT TO THE ARTICLES OF INCORPORATION AND RESTRUCTURE OF THE BOARD OF DIRECTORS; ELECTION OF DIRECTORS

     Incorporated herein by reference to the Company's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders held on August 6, 1998 filed with the Securities and Exchange Commission on Form S-4 (File No. 333-49977).

     Restructure of the Board of Directors was approved by a total of 1,678,688 votes (72.8 percent) for the proposal and 6,075 votes against. Abstentions totaled 6,075.

     Each of the eight nominees named was approved by a total of 1,894,859 votes (99.9 percent). Abstentions totaled 1,625.

     PROPOSAL IV - RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS

     Incorporated herein by reference to the Company's Joint Proxy Statement/Prospectus for the 1998 Annual Meeting of Stockholders held on August 6, 1998 filed with the Securities and Exchange Commission on Form S-4 (File No. 333-49977).

     McNair, McLemore, Middlebrooks & Co., LLP was approved by a total of 1,891,119 votes (82.1 percent). Abstentions totaled 11,300.

PART II
OTHER INFORMATION

                     SNB BANCSHARES, INC. AND SUBSIDIARIES


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

    11   -  Statement Re Computation of Per Share Earnings           Attachment

    27   -  Financial Data Schedule                                  Attachment


(b) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.


/s/ H. Averett Walker
---------------------------------
H. Averett Walker
President/Chief Executive Officer

Date:   11/16/98
      ---------------------------


/s/ Michael T. O'Dillon
---------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date:   11/16/98
      ---------------------------