Form 10KSB40
period 1998-12-31
SNB BANCSHARES INC
filed 1999-03-30
CIK 925464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (Fee Required)

For the Fiscal Year Ended  December 31, 1998
                         -------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
     (No Fee Required)

For the Transition Period from                         to
                               ------------------------   ----------------------
Commission File Number          000-23261
                       --------------------------------------------------------

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

Securities Registered Under Section 12(b) of the Exchange Act:  NONE

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

  Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year: $21,219,588 for year
                                                           --------------------
ended December 31, 1998.
-----------------------

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $50,109,360 Based on Prices as of March 16, 1999.
       -------------------------------------------------

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 3,340,624 shares of $1.00 par value common stock as of December 31, 1998.
 ------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Proxy Statement for the annual meeting of stockholders on April 29, 1999 are incorporated by reference into Part III.

 Transitional Small Business Disclosure Format (Check one):      Yes     X  No
                                                             ---        ---

Part I
Item 1
BUSINESS

General

SNB Bancshares, Inc. (SNB) is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National
Bank) ("Security Bank") under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of Security Bank. At a special meeting of the shareholders of Security Bank on August 2, 1994, the shareholders of Security Bank voted in favor of a plan of reorganization and agreement of merger pursuant to which Security Bank became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of Security Bank then issued and outstanding were converted into shares of the common stock of SNB. Security Bank has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of Security Bank, its Board of Directors, staff and physical office locations underwent no changes as a result of the reorganization.

On August 8, 1998, SNB acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia ("Crossroads Bank") in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information shown below has been restated as if this business combination had always existed. The parent company of Crossroads Bank was subsequently dissolved. Crossroads Bank now operates as a wholly-owned subsidiary of SNB.

History and Business of the Subsidiaries

Substantially all of the business of SNB is conducted through its two subsidiary
banks.   A brief description of each Bank's history and business operations is discussed below.

SECURITY BANK

Security Bank is a state-chartered bank which engages in the commercial banking
business primarily in Bibb County, Georgia.   Security Bank commenced operations
on November 4, 1988.   The Bank now operates six full-service offices in Macon,
Georgia and has mortgage loan offices in Warner Robins and Savannah, Georgia.
On March 1, 1999, the Bank converted its banking charter from a national to a state charter and changed its name from Security National Bank to Security Bank of Bibb County.

The Bank offers a full range of deposit products, lending services (including a specialized mortgage division), automated teller machines, safe deposit boxes, credit cards, night depositories and other services for the convenience of its
customers.   No trust services are currently offered.   The Bank provides its
own data processing services.

As of December 31, 1998, Security Bank had total assets of $172.0 million, total deposits of $149.9 million and total stockholders' equity of $13.6 million.
Net income amounted to $1.8 million for the year ended December 31, 1998.

CROSSROADS  BANK

Crossroads Bank commenced operation in 1987 as a state-chartered bank in Perry, Houston County, Georgia. The Bank currently operates three full-service facilities in Houston County, having added two full-service branches in Warner
Robins, Georgia.   Crossroads Bank's main office remains at 1208 Washington
Street, Perry, Georgia. The Bank recently purchased additional property in Warner Robins for an additional full-service branch. A fall 1999 opening date is anticipated.

Crossroads Bank operates a full-service commercial banking business and provides a wide range of banking services, including checking and savings accounts, a broad range of certificates of deposit, agricultural, consumer, commercial and real estate loans, safe deposit boxes, credit cards, night depositories and 24-hour automated teller machines. Crossroads Bank's customers reside mainly in the Houston County area. No trust services are currently offered. Data services are provided by Security Bank.

As of December 31, 1998, Crossroads Bank had total assets of $79.7 million, total deposits of $72.4 million, and stockholders' equity of $6.5 million. Net income for the year ended December 31, 1998 totaled $728,000.

Market Area

SNB primarily serves the residents of Bibb and Houston counties, which had estimated populations of 156,000 and 105,000, respectively, as of July 1998.
SNB also conducts business to a lesser extent in the surrounding counties of
Jones, Monroe, Twiggs, Crawford, Peach and Wilkinson.   The loan portfolio is
concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia, and the ultimate collectiblity of the loans and future growth of the Company are largely
dependent upon economic conditions in the Middle Georgia area.   The Company's
agricultural loans are negligible.   The economy of the Middle Georgia area has
been generally favorable in recent years, although population growth has been
moderate at best.   Robins Air Force Base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

Competition

The financial services industry in the middle Georgia area is highly
competitive.   SNB's subsidiary banks compete actively with national and state chartered banks, savings and loan associations and credit unions for loans and
deposits.   In addition, the Banks compete with other financial service institutions, including brokers and dealers, insurance companies and finance companies, all of which actively engage in marketing various types of loans,
deposits and other services.   Management believes that competitive pricing and
personalized service will provide it with a method to compete effectively in the middle Georgia area.

Employees

As of December 31, 1998, the Company had 125 employees on a full-time equivalent
basis.   SNB considers its relationship with its employees to be excellent.

Supervision and Regulation

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company's subsidiaries.

This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the
Company and its subsidiaries.   The scope of regulation and permissible
activities of the Company and its subsidiaries is subject to change by future
federal and state legislation.   Supervision, regulation and examination of the
Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company

SNB is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the
"Georgia Department"), respectively.   As a bank holding company, the Company is
required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator
may require pursuant to the Federal and Georgia Bank Holding Company Acts.   The
Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

In addition, the Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.

The Georgia Department requires similar approval prior to the acquisition of any
additional banks from every Georgia bank holding company.   A Georgia bank
holding company is generally prohibited from acquiring ownership or control of 5 percent or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial
strength to its subsidiary banks.   In adhering to the Federal Reserve policy,
the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable
to provide such assistance.   Similarly, the Federal Reserve also monitors the
financial performance and prospects of nonbank subsidiaries with an inspection process to ascertain whether such nonbanking subsidiaries enhance or detract from the Company's ability to serve as a source of strength for the Bank.

Capital Requirements

The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the bank owned by the
holding company.   Bank holding companies must have capital (as defined in the
rules) equal to eight (8)  percent of risk-weighted assets.   The risk weights
assigned to assets are based primarily on credit risk.   For example, securities
with an unconditional guarantee by the United States government are assigned the
least risk category.   A risk weight of 50 percent is assigned to loans secured
by owner-occupied one-to-four family residential mortgages.   The aggregate
amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the
overall capital adequacy of bank holding companies.   The guidelines define
capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt
instruments and a portion of the allowance for loan losses).   Tier 1 capital
for banking organizations includes common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock.
(Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate, exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite "1" under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board's risk-based capital
measure for market risk.   For all other bank holding companies, the minimum
ratio of Tier 1 capital to total assets is 4.0 percent.   Banking organizations
with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are
expected to maintain capital ratios well above the minimum levels.   Higher
capital ratios may be required for any bank holding company if warranted by its
particular circumstances or risk profile.   Bank holding companies are required
to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

At December 31, 1998, SNB exceeded the minimum Tier 1, risk-based and leverage
ratios.   The table which follows sets forth certain capital information for the
Company as of December 31, 1998.

CAPITAL ADEQUACY
($ in Thousands)

                            December 31, 1998
                          ---------------------
                             Amount    Percent
                          -----------  --------

Leverage Ratio
  Actual                  $25,537,666    11.42%
  Minimum Required (1)      8,944,455     4.00%

Risked-Based Capital:

Tier 1 Capital
  Actual                   25,537,666    13.34%
  Minimum Required          7,657,639     4.00%

Total Capital
  Actual                   27,607,919    14.42%
  Minimum Required         15,315,278     8.00%

(1) Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

The Riegle-Neal Interstate Banking and Branching Efficiency Act

Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to
whether such acquisition is permissible under state law.   A bank holding
company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the
"thirty percent concentration limit").   States may waive the thirty percent
concentration limit, or may make the limits more or less restrictive, so long as they do no discriminate against out-of-state bank holding companies.

The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank
with interstate branches.   However, a state may (i) prevent interstate
branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks, or (ii) permit such merger
transactions prior to June 1, 1997.   Under the Riegle-Neal Act, an interstate
merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten (10) percent concentration limit and the thirty (30) percent concentration limit described above, as well as the rights of the states to modify or waive the thirty (30) percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately
before the transaction.   After completion of the transaction, the resulting
bank may establish or acquire additional branches at any location where any bank
involved in the transaction could have established or acquired a branch.   The
Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted
interstate branching, although only through merger and acquisition.   In
addition, Georgia law provides that a bank may not be acquired by an out-of-
state company unless the bank has been in existence for five years.   Georgia
has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.


Regulation of the Banks

As state-chartered banks, the Banks are examined and regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department.

The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claim of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe
banking practices.   In addition, the FDIC also approves conversions, mergers,
consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as
collateral for loans to any borrower.   In addition, a bank holding company and
its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

The Georgia Department regulates all areas of the banks' banking operations, including mergers, establishment of branches, loans, interest rates and
reserves.   The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

     (i) the total classified assets at the most recent examination of such banks do not exceed 80 percent of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

     (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50 percent of the net profits, after taxes but before dividends, for the previous calendar year; and

     (iii) the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

The Banks are also subject to State of Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

Expansion through Branching, Merger or Consolidation

With respect to expansion, the Banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

     (i)  in adjacent counties in certain situations, or

     (ii by means of merger or consolidation with a bank which has been in existence for at least five years.

In addition, in the case of a merger or consolidation, the acquiring bank must
have been in existence for at least 24 months prior to the merger.   However,
effective July 1, 1996, Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of
Georgia.   Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the Banks' market area.

Capital Requirements

The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the
Federal Reserve System.   Beginning December 31, 1992, all banks were required
to maintain a minimum ratio of total capital to risk weighted assets of eight
(8) percent of which at least four (4) percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite "1" under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal
Financial Institutions Examination Council.   All other financial institutions
are required to maintain a leverage ratio of four (4) percent.

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a "ten (10) percent haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100 percent of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25 percent of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

Amounts of servicing assets and PCCRs in excess of the amounts allowable must be
deducted in determining Tier 1 capital.   Interest-only Strips receivable,
whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC Insurance Assessments

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards.
One aspect of the Act is the requirement that banks will have to meet certain
safety and soundness standards.   In order to comply with the Act, the Federal
Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund ("BIF"). Under the regulations, banks pay an assessment depending upon risk classification.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two-step process based on capital ratios and on other
relevant information.   Each bank is assigned to one of three groups: (i) well
capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on
its capital ratios.   The FDIC also assigned each bank to one of three subgroups
based upon an evaluation of the risk posed by the bank.   The three subgroups
include (i) banks that are financially sound with only a few minor weaknesses,
(ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in
which an institution is classified.   As of December 31, 1998, the Bank met the
definition of a "well capitalized" institution and will be assessed accordingly for 1998.

Under FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking
agencies' regulations issued thereunder.   Under the CRA, all banks and thrifts
have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution's CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5)
substantial noncompliance.   An institution will receive a certain number of
points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Each of SNB's subsidiary banks received a "high satisfactory" CRA rating as a result of their last CRA examination.

Proposed Legislation

Legislation is regularly considered and adopted by both the United States
Congress and the Georgia General Assembly.   Such legislation could result in
regulatory changes and changes in competitive relationships for banks and bank
holding companies.   The effect of such legislation on the business of the
Company and the Banks cannot be predicted.

Monetary Policy

The results of operations of the Company and the Banks are affected by credit
policies of monetary authorities, particularly the Federal Reserve.   The
instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time
and savings deposits.   In view of the changing conditions in the foreign and
national economy, as well as the effect of policies and actions taken by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

Year 2000 Project

The Banks rely heavily upon computers for the daily conduct of their business and will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the Year 2000 and beyond.

The Year 2000 Issue is the result of computer programs being written using two
digits rather than four to define the applicable year.   Any of the Company's
programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

In accordance with sound management policy and directives from regulatory agencies, the bank began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating and cooling systems, alarms, vaults, elevators and other office equipment, and was
completed in 1998.   Items that were found not Year 2000 compliant were slated
for upgrade or replacement.

The Company presently believes that, with modification to existing software and conversion to new software, the Year 2000 problem will not be a significant operational problem for the Company's computer systems or the third parties' computer systems with whom the Company relies upon.

The project is receiving full support and attention from senior management of the Company. A comprehensive plan which addresses all aspects of the project is
in place and work on the project is well underway.   The project is on schedule
and the timetable will allow for an adequate period of thorough testing well in
advance of the year of change.   Future costs related to the Year 2000 issue are
not expected to have a material effect on earnings in 1999.

Item 2
PROPERTIES

SNB's subsidiaries, Security Bank and Crossroads Bank, owned nine full-service
banking locations.   Leased properties include one full-service branch, two
mortgage lending facilities and Security Bank's operations center, which houses
its in-house data processing facility and operational support functions.   The
total net book value of all facilities including furniture, fixtures and equipment totaled $7,786,000 as of December 31, 1998. Management considers that its properties are well maintained.

Item 3
LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings
arising from the normal course of business.   As of December 31, 1998, there are
no material pending legal proceedings to which SNB or its subsidiaries is a party or of which any of its property is the subject.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II
Item 5
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SNB common stock is quoted on the NASDAQ Stock Market under the symbol "SNBJ." Prior to December 1, 1997, SNB common stock was not traded on any public market or exchange, although certain brokerage firms made a market for its common
stock.   The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ Stock Market, and the dividends declared per share for the periods indicated.

Part II
Item 5 (Continued)

                                                         Dividend
Year Ended December 31, 1998     High    Low    Close   Per Share
----------------------------    ------  ------  ------  ----------
Fourth Quarter                  $21.00  $17.00  $20.00    $0.060
Third Quarter                    25.00   19.00   19.50     0.060
Second Quarter                   25.00   22.20   23.94     0.063
First Quarter                    23.00   18.00   22.00     0.037


Year Ended December 31, 1997
------------------------------
Fourth Quarter                  $19.50  $17.50  $18.00    $0.036
Third Quarter                    15.00   14.00   14.80     0.034
Second Quarter                   18.00   16.00   18.00     0.034
First Quarter                    15.00   13.50   14.50     0.035

As of March 12, 1999 the Company had approximately 714 shareholders of record.

For a discussion on dividend restrictions, refer to Item 1, Business-Regulation of the Banks.

Item 6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following discussion reviews the results of operations and assesses the financial condition of SNB Bancshares, Inc. ("SNB") in Macon, Georgia for each of the five most recent years ended December 31, 1998. This discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

SNB is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank) ("Security Bank") under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of Security Bank. At a special meeting of the shareholders of Security Bank on August 2, 1994, the shareholders of Security Bank voted in favor of a plan of reorganization and agreement of merger pursuant to which Security Bank became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of Security Bank then issued and outstanding were converted into shares of the common stock of SNB. Security Bank has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of Security Bank, its Board of Directors, staff and physical office locations underwent no changes as a result of the reorganization.

Security Bank is a state-chartered bank which engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank commenced operations on November 4, 1988. The Bank now operates six full-service offices in Macon, Georgia and has mortgage loan offices in Warner Robins and Savannah, Georgia. On March 1, 1999, the Bank converted its banking charter from a national to a state charter and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SNB acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia ("Crossroads Bank") in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information shown below has been restated as if this business combination had always existed. The parent company of Crossroads Bank was subsequently dissolved. Crossroads Bank now operates as a wholly-owned subsidiary of SNB.

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of deposit products, lending services (including a specialized mortgage division), automated teller machines, safe deposit boxes, credit cards, night depositories and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties.
As of December 31, 1998, SNB had 125 employees on a full-time equivalent basis.

The following table illustrates selected key financial data of SNB for each of the past five years.

Table 1
SELECTED FIVE YEAR FINANCIAL DATA

                                     Years Ended December 31
                          -------------------------------------------
                           1998     1997     1996     1995      1994
                          -------  -------  -------  -------   ------

INCOME STATEMENT                           ($ in Thousands)

Interest Income           $18,662  $17,042  $14,787  $11,847   $8,810
Interest Expense            7,895    7,345    6,613    5,495    3,510
                          -------  -------  -------  -------   ------
  Net Interest Income      10,767    9,697    8,174    6,352    5,300
Provision for Loan
 Losses                       636      505      320      219      365
Other Income                2,558    1,816    1,418    1,377    1,451
Other Expense               8,979    7,178    5,788    4,611    4,123
                          -------  -------  -------  -------   ------
  Income Before Tax         3,710    3,830    3,484    2,899    2,263
Income Taxes                1,383    1,223    1,091      900      699
                          -------  -------  -------  -------   ------
Net Income                $ 2,327  $ 2,607  $ 2,393  $ 1,999   $1,564
                          =======  =======  =======  =======   ======

                                                  Years Ended December 31,
                             ----------------------------------------------------------------
                                 1998        1997         1996         1995          1994
                              ----------  ----------   ----------   ----------    -----------
PER SHARE (a)                 ($ in Thousands, Except Per Share Data and Number of Shares)
  Earnings Per Common Share
    Basic                     $     0.73  $     0.88   $     0.94   $     0.90    $     0.72
    Diluted                         0.69        0.80         0.83         0.79          0.63
  Cash Dividends Paid               0.22        0.16         0.15         0.17          0.14
  Weighted Average Shares      3,185,014   2,950,611    2,551,037    2,231,011     2,170,191

RATIOS
  Return on Average Assets          1.04%       1.30%        1.40%        1.43%         1.33%
  Return on Average Equity          9.41%      12.17%       15.11%       16.90%        14.92%
  Dividend Payout Ratio (b)        30.26%      17.95%       15.58%       18.65%        19.17%
  Average Equity to
  Average Assets                   11.06%      10.65%        9.29%        8.47%         8.91%
  Net Interest Margin               5.35%       5.42%        5.33%        5.17%         5.55%

BALANCE SHEET
(At End of Period)
  Assets                      $  252,795  $  216,393   $  204,061   $  164,311    $  128,465
  Investment Securities           39,301      41,233       46,768       47,869        25,102
  Loans, Net of Income           179,159     145,485      124,004       96,959        82,282
  Reserve for Loan Losses          2,070       1,861        1,759        1,45         11,402
  Deposits                       217,573     188,807      176,899      144,695       113,198
  Stockholders' Equity            25,736      22,750       20,063       12,961        10,921
  Shares Outstanding           3,340,624   2,970,274    2,501,595    1,446,743     1,346,743

(a) All per share amounts have been restated to apply SFAS No. 128 Earnings Per Share. Per share data for all periods have been retroactively restated for a 20 percent stock split on March 20, 1995, a 100 percent stock split on June 1, 1996, and a 25 percent stock split on September 25, 1997. All stock splits were effected in the form of dividends.

(b)  Determined by dividing dividends declared by current year net income.

Consolidated total assets of $252.8 million at December 31, 1998 were up by $36.4 million, or 16.8 percent, over total assets at December 31, 1997. Total assets of $216.4 million at December 31, 1997 were up by $12.3 million, or 6.0 percent, over total consolidated assets at December 31, 1996. On average the balance sheet grew by 11.2 percent during 1998 and 15.3 percent during 1997. These growth rates are generally higher than the economic growth statistics for the Company's middle Georgia market area. SNB's above average growth trends are attributed to recent industry consolidations and restructuring efforts of the larger super regional banks in the area, SNB's broader coverage of the geographic area through its expanded branch network, and the momentum and synergies from the 1998 Crossroads Bank merger.

The following tables present condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.

TABLE 2
AVERAGE BALANCE SHEETS

                                                                  Years Ended December 31
                                        ----------------------------------------------------------------------------
                                                  1998                       1997                       1996
                                        ----------------------------------------------------------------------------
                                          Amount        Percent      Amount       Percent       Amount       Percent
                                        ----------------------------------------------------------------------------
                                                                          ($ in Thousands)
ASSETS
  Cash & Due From Banks                 $  9,482         4.2%      $  9,320         4.6%       $ 6,587         3.9%
  Time Deposits-Other Banks                   36         0.0%            20         0.0%            11         0.0%
  Federal Funds Sold                       8,113         3.6%        11,215         5.6%         7,668         4.5%
  Taxable Investment Securities           28,299        12.7%        26,897        13.4%        29,726        17.5%
  Nontaxable Investment                    8,479         3.8%         9,895         4.9%         9,827         5.8%
   Securities
  Market Adjustment-Securities               213         0.1%           (92)        0.0%          (133)      (0.1)%
  Loans, Net of Interest                 160,542        71.8%       135,761        67.5%       111,161        65.2%
  Allowance for Loan Losses               (1,981)      (0.9)%        (1,856)      (0.9)%        (1,624)      (1.0)%
  Bank Premises and  Equipment             6,670         3.0%         5,908         2.9%         4,122         2.4%
  Other Real Estate                          598         0.3%           844         0.4%           551         0.3%
  Other Assets                             3,206         1.4%         3,219         1.6%          2,509        1.5%
                                        --------       -----       --------       -----        --------      -----
    TOTAL ASSETS                        $223,657       100.0%      $201,131       100.0%       $170,405      100.0%
                                        ========       =====       ========       =====        ========      =====

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits
    Noninterest-Bearing                 $ 34,669        15.5%      $ 29,510        14.7%      $  24,514       14.4%
    Interest-Bearing                     156,492        70.0%       144,883        72.0%        123,730       72.6%
  Federal Funds Purchased and
    Repurchase Agreements Sold             2,083         0.9%           486         0.2%            212        0.1%
  Demand Notes-US Treasury                   802         0.4%           487         0.2%            522        0.3%
  Other Borrowed Money-FHLB                2,461         1.1%         1,612         0.8%          3,750        2.2%
  Obligations Under Capital                  211         0.1%           236         0.1%              0        0.0%
   Leases
  Other Liabilities                        2,166         1.0%         2,598         1.3%          1,843        1.1%
                                        --------       -----       --------       -----        --------      -----
    Total Liabilities                    198,884        89.0%       179,812        89.3%        154,571       90.7%
                                        --------       -----       --------       -----        --------      -----
  Common Stock                             6,953         3.1%         2,661         1.3%          2,210        1.3%
  Surplus                                 10,906         4.9%        11,664         5.8%          8,247        4.8%
  Undivided Profits                        6,914         3.1%         6,994         3.5%          5,377        3.2%
                                        --------       -----       --------       -----        --------      -----
    Total Stockholders' Equity            24,773        11.1%        21,319        10.6%         15,834        9.3%
                                        --------       -----       --------       -----        --------      -----
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $223,657       100.0%      $201,131       100.0%       $170,405      100.0%
                                        ========       =====       ========       =====        ========      =====

Loans

The Banks' loan portfolio constitutes the major interest-earning asset of SNB. To analyze prospective loans, management assesses the Company's objectives for both credit quality and interest rate pricing to determine whether to extend a loan and the appropriate rate of interest for each loan. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions in the middle Georgia area. The local economy is generally stable.

Loans net of unearned income of $179.2 million and $145.5 million at December 31, 1998 and 1997 amounted to 70.9 percent and 67.2 percent of total assets, and
82.3 percent and 77.1 percent of deposits. The average yields generated by interest and fees from the loan portfolio amounted to 10.04 percent during 1998,
compared to 10.52 percent during 1997 and 10.91 percent during 1996.   SNB's
reserve for loan losses as a percentage of outstanding loans amounted to 1.16 percent at December 31, 1998, compared to 1.28 percent and 1.42 percent at December 31, 1997 and 1996, respectively.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

TABLE 3
LOANS BY TYPE

($ in Thousands)                                             December 31
                                        --------------------------------------------------
                                            1998       1997      1996      1995     1994
                                        --------------------------------------------------
Commercial, Financial
  and Agricultural                      $ 37,906   $ 34,798   $ 24,446    $19,319  $16,566
Real Estate-Construction                  17,606      6,943      9,714      7,641    4,936
Real Estate-Mortgage
  Mortgage Loans Held for Sale             3,121      1,181
  Other Mortgage                         103,158     88,027     77,047     60,285    53,675
Loans to Individuals                      17,500     14,683     12,797      9,701     7,105
                                        --------   --------   --------    -------   -------
  Total Loans                            179,291    145,632    124,004     96,946    82,282
Unearned Income                             (132)      (147)      (175)      (186)     (167)
                                        --------   --------   --------    -------   -------
  Total Net Loans                       $179,159   $145,485   $123,829    $96,760   $82,115
                                        ========   ========   ========    =======   =======

Percentage of Total Portfolio
Commercial, Financial
  and Agricultural                          21.2 %     23.9 %     19.7 %     20.0 %    20.2 %
Real Estate-Construction                     9.8 %      4.8 %      7.8 %      7.9 %     6.0 %
Real Estate-Mortgage
   Mortgage Loans Held for                   1.7 %      0.8 %      0.0 %      0.0 %     0.0 %
    Sale
   Other Mortgage                           57.6 %     60.5 %     62.2 %     62.3 %    65.4 %
Loans to Individuals                         9.8 %     10.1 %     10.4 %     10.0 %     8.6 %
                                           -----      -----      -----      -----     -----
   Total Loans                             100.1 %    100.1 %    100.1 %    100.2 %   100.2 %
Unearned Income                             (0.1)%     (0.1)%     (0.1)%     (0.2)%    (0.2)%
                                           -----      -----      -----      -----     -----
   Total Net Loans                         100.0 %    100.0 %    100.0 %    100.0 %   100.0 %
                                           =====      =====      =====       =====     =====

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 1998.

TABLE 4
LOAN MATURITY DISTRIBUTION AND INTEREST SENSITIVITY


($ in Thousands)                                   December 31, 1998
                                       ------------------------------------------
                                                   Over One
                                         One         Year      Over
                                        Year       Through     Five
                                       Or Less    Five Years   Years       Total
                                       -------    ----------   -----      -------
Selected Loan Categories
  Commercial, Financial and            $28,050    $8,908        $948      $37,906
   Agricultural
  Real Estate-Construction              16,726       880                   17,606
                                       -------    ------        ----      -------
    Total                              $44,776    $9,788        $948      $55,512
                                       =======    ======        ====      =======

Loans Shown Above Due After One Year
  Having Predetermined Interest Rates                                     $ 6,442
  Having Floating Interest Rates                                            4,294
                                                                          -------
    Total                                                                 $10,736
                                                                          =======

Investment Securities

The investment securities portfolio is another major interest-earning asset and consists of debt and equity securities categorized as either Available for Sale or Held to Maturity. These securities provide SNB with a source of liquidity and a stable source of income. The investment portfolio provides a resource to help balance interest rate risk and credit risk related to the loan portfolio.

As of December 31, 1998, the securities portfolio amounted to $39.3 million, or
15.5 percent of total assets, compared to $41.2 million, or 19.1 percent of assets at December 31, 1997. The decrease in investment portfolio size relative to the balance sheet reflects the deployment of a higher percentage of assets into the loan portfolio in recent years.

The average tax equivalent yield on the portfolio, excluding the impact of SFAS No. 115 market value adjustments for unrealized gains and losses on Available for Sale securities, was 6.31 percent for the year 1998 versus 6.52 percent in 1997. The decline is attributed to replacement of maturing and called bonds at slightly lower current replacement interest rates. During the year 1998, the investment securities portfolio, excluding unrealized gains and losses, represented 17.9 percent of average earning assets and 16.4 percent of average total assets. During 1997, the portfolio averaged 20.0 percent of earning assets and 18.3 percent of total assets.

At December 31, 1998, the major portfolio components, based on amortized or accreted cost, included 10.3 percent in U.S. Treasury securities, 49.7 percent in U.S. agency obligations, 17.3 percent in mortgage backed securities, 20.6 percent in tax-exempt state, county and municipal bonds and 2.1 percent in stocks of the Federal Reserve Bank and Federal Home Loan Bank. On December 31, 1998, the market value of the total bond portfolio as a percentage of the book value was 101.2 percent, up from 100.6 percent a year earlier. The bond markets have experienced relatively stable years during 1998 and 1997, causing little fluctuation in the market value of the portfolio. As of December 31, 1998, the entire investment securities portfolio had gross unrealized gains of $496,009 and gross unrealized losses of ($64,257), for a net unrealized gain of $431,752. As of December 31, 1997, the portfolio had a net unrealized gain of $230,356.
In accordance with SFAS No. 115, stockholders' equity included net unrealized gains of $197,917 and $69,977 recorded on the Available for Sale portfolio as of December 31, 1998 and 1997, respectively, net of deferred tax effects. No trading account has been established by SNB and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 1998, 1997 and 1996. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost.

TABLE 5

INVESTMENT SECURITIES
($ in Thousands)                                            December 31
                                                     -------------------------
                                                       1998     1997     1996
                                                     -------  -------  -------
Securities Available for Sale
  U. S. Treasury                                     $ 4,087  $ 4,070  $ 4,573
  U. S. Government Agencies
    Mortgage Backed                                    6,725    3,005    1,908
    Other                                             19,495   23,012   27,779
  State, County and Municipal                          4,010    4,621    4,867
  Other Investments                                      831      793      868
                                                     -------  -------  -------
                                                     $35,148  $35,501  $39,995
                                                     =======  =======  =======
Securities Held to Maturity
  U. S. Government Agencies
    Mortgage Backed                                                    $    56
    Other                                                     $   500    1,000
  State, County and Municipal                        $ 4,153    5,232    5,717
                                                     -------  -------  -------
                                                     $ 4,153  $ 5,732  $ 6,773
                                                     =======  =======  =======
Total Investment Securities
  U. S. Treasury                                     $ 4,087  $ 4,070  $ 4,573
  U. S. Government Agencies
    Mortgage Backed                                    6,725    3,005    1,964
    Other                                             19,495   23,512   28,779
  State, County and Municipal                          8,163    9,853   10,584
  Other Investments                                      831      793      868
                                                     -------  -------  -------
                                                     $39,301  $41,233  $46,768
                                                     =======  =======  =======

The following tables illustrate the contractual maturities and weighted average yields of investment securities held at December 31, 1998. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a taxable equivalent basis using a statutory federal income tax rate of 34 percent.

TABLE 6
MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

December 31, 1998
                               Investment Securities                 Investment Securities
($ in Thousands)                  Held to Maturity                     Available for Sale
                            -----------------------------       ------------------------------
                            Carrying    Average      Fair       Carrying    Average      Fair
                             Value       Yield      Value        Value       Yield       Value
                            --------    -------     -----       --------    -------      -----
U.S. Treasury
  Within 1 Year                                                 $ 2,530      6.29%$       2,550
  1 to 5 Years                                                    1,489      6.36%        1,537
                                                                -------      ----       -------
                                                                $ 4,019      6.32%      $ 4,087
                                                                =======      ====       =======
Mortgage Backed
  Government Agencies
  5 to 10 Years                                                 $   121      8.66%$         128
  More Than 10 Years                                              6,610      5.59%        6,597
                                                                -------      ----       -------
                                                                $ 6,731      5.65%      $ 6,725
                                                                =======      ====       =======
Other U.S. Government Agencies
  Within 1 Year                                                 $13,397      5.82%      $13,445
  1 to 5 Years                                                    5,001      5.48%        5,040
  5 to 10 Years                                                   1,003      6.05%        1,010
                                                                -------      ----       -------
                                                                $19,401      5.74%      $19,495
                                                                =======      ====       =======
State, County and Municipal
  Within 1 Year              $  744      6.11%      $  744      $   568      9.62%      $   575
  1 to 5 Years                1,706      7.88%       1,736        1,307      7.40%        1,356
  5 to 10 Years               1,703      7.57%       1,804        1,866      7.27%        1,954
  More Than 10 Years                                                125      6.29%          125
                             ------      ----       ------      -------      ----       -------
                             $4,153      7.44%      $4,284      $ 3,866      7.63%      $ 4,010
                             ======      ====       ======      =======      ====       =======
Other Investments
  More Than 10 Years                                            $   831      6.98%      $   831
                                                                =======      ====       =======

Total Securities
  Within 1 Year              $  744      6.11%      $  744      $16,495      6.02%      $16,570
  1 to 5 Years                1,706      7.88%       1,736        7,797      5.97%        7,933
  5 to 10 Years               1,703      7.57%       1,804        2,990      6.92%        3,092
  More Than 10 Years                                              7,566      5.75%        7,553
                             ------      ----       ------      -------      ----       -------
                             $4,153      7.44%      $4,284      $34,848      6.03%      $35,148
                             ======      ====       ======      =======      ====       =======

As of December 31, 1998 and 1997, SNB had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded ten percent of stockholders' equity, with the exception of
U. S. Treasury and U. S. Government Agencies securities.

Other Assets

SNB holds additional earning assets in overnight Federal Funds Sold. These balances amounted to $10.7 million and $9.1 million as of December 31, 1998 and 1997, respectively. Balances in nonearning assets are comprised of cash and correspondent bank balances, fixed assets, income receivable on loans and investments and other miscellaneous assets. Management works to minimize nonearning asset balances in order to maximize profit potential. Nonearning assets represented 10.2 percent of the balance sheet as of December 31, 1998, and 10.4 percent as of December 31, 1997.

Deposits

Deposits are SNB's primary liability and funding source.   Total deposits as of
December 31, 1998 were $217.6 million, up 15.2 percent from $188.8 million at December 31, 1997. Average deposits in 1998 were $191.2 million, up 9.6 percent from $174.4 million during 1997. The average cost of deposits, with noninterest checking accounts factored in, was 3.96 percent during 1998, down from 4.10 percent during 1997 and 4.26 percent in 1996. The decreases are attributed to an improved deposit mix, with more relative balances in NOW accounts and noninterest checking, plus declining rates paid on interest checking and savings account balances.

During 1998, 18.1 percent of average deposits were held in noninterest-bearing checking accounts, 28.9 percent were in lower yielding interest-bearing transaction and savings accounts, and 53.0 percent were in time certificates with higher yields. Comparable average deposit mix percentages during 1997 were
16.9 percent, 26.7 percent and 56.4 percent, respectively. The Banks' total interest expense on deposits and borrowed funds as a percentage of average earning assets was 3.84 percent during 1998, down from 4.00 percent during 1997 and 4.18 percent during 1996.

The following tables reflect average balances of deposit categories for the years 1998, 1997 and 1996.

TABLE 7
AVERAGE DEPOSITS

($ in Thousands)                                   Years Ended December 31
                         ---------------------------------------------------------------------------
                                  1998                       1997                       1996
                          Amount       Percent      Amount        Percent       Amount       Percent
                         --------      -------     --------       -------      --------      -------
Noninterest-Bearing
  Demand Deposits         $34,669       18.1%      $ 29,510        16.9%        $24,514       16.6%
Interest-Bearing Demand
  Deposits                 18,130        9.5%        15,690         9.0%         11,634        7.8%

Money Market Accounts      30,981       16.2%        24,721        14.2%         20,619       13.9%
Savings Deposits            6,058        3.2%         6,086         3.5%          5,205        3.5%
Time Deposits of                                                                 19,888       13.4%
 $100,000
  or More                  24,547       12.8%        23,435        13.4%
Other Time Deposits        76,776       40.2%        74,951        43.0%         66,384       44.8%
                         --------      -----       --------       -----        --------      -----
                         $191,161      100.0%      $174,393       100.0%       $148,244      100.0%
                         ========      =====       ========       =====        ========      ======

The following table summarizes the maturities of time deposits of $100,000 or
more as of December 31, 1998, 1997 and 1996.   SNB's large denomination time
deposits are generally from customers within the local market area, therefore providing a greater degree of stability than is typically associated with this
source of funds.   SNB holds no foreign deposits and has no brokered deposits.

TABLE 8
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

($ in Thousands)                                  December 31
                                     -------------------------------------
                                      1998           1997           1996
                                     -------        -------        -------
As of the End of Period
  3 Months or Less                   $ 9,662        $ 6,258        $ 5,653
  Over 3 Months Through 6 Months       3,934          3,185          2,792
  Over 6 Months Through 12 Months      7,869          6,371          5,732
  Over 12 Months                       5,590          6,344          5,702
                                     -------        -------        -------
                                     $27,055        $22,158        $19,879
                                     =======        =======        =======

Borrowed Money

Other interest-bearing sources of funds at December 31, 1998 totaled $6.4 million, including $3.1 million in various advance agreements from the Federal Home Loan Bank (FHLB) under the fixed and principal reducing credit programs. Demand Notes to the U.S. Treasury of $0.3 million represented accumulated federal tax deposit payments through the Treasury Department's note option program. Federal funds purchased and securities sold under agreements to repurchase amounted to $2.8 million, and a capital lease obligation amounted to $0.2 million. Reliance on other borrowed money as a funding source increased on average from $2.8 million during 1997 to $5.6 million during 1998 due to an increase in the use of repurchase agreements to accommodate customers who want an alternative liquid investment, and an increase in the use of FHLB notes to match against the Company's longer term assets. The cost of nondeposit borrowed money components averaged 5.70 percent in 1998, down from 6.95 percent in 1997.

Other interest-bearing sources of funds at December 31, 1997 totaled $2.6 million, down from $4.3 million at December 31, 1996. Of the 1997 balance, $1.3 million consisted of FHLB notes, $0.7 million was in treasury, tax and loan note balances, $0.3 million was in federal funds purchased and securities sold under agreements to repurchase, and $0.2 million was in capital lease obligations. Other borrowed money decreased on average from $4.5 million during 1996 to $2.8 million during 1997 due to FHLB note payoffs. The cost of nondeposit borrowed money components averaged 6.95 percent in 1997, up from 6.74 percent in 1996.

Other Liabilities

Other liabilities of $3.1 million at December 31, 1998 and $2.2 million at December 31, 1997 consist of interest payable on deposits, federal income taxes payable and other accrued but unpaid expenses.

LIQUIDITY

SNB, primarily through the actions of its subsidiary banks, engages in liquidity management to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income, and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of
maturing deposits.   Management monitors deposit flow and evaluates alternate
pricing structures to retain and grow deposits as needed. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Balances held in cash and correspondent banks are reviewed daily to maximize the federal funds investment position. Internal policies which are consistent with regulatory liquidity guidelines are monitored and enforced by the Banks.

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of December 31, 1998, SNB held $34.8 million in bonds, at amortized or accreted cost, in the Available for Sale portfolio, and $16.5 million of these bonds mature, or are callable, within a one-year period. At December 31, 1997, the Available for Sale portfolio amounted to $35.4 million, with $10.6 million maturing or callable within one year. Only marketable investment grade bonds are purchased. The Banks from time to time invest in short-term CDs at other banks, and generally maintain a net sold position in overnight federal funds.

Management continually monitors the relationship of loans to deposits as it relates to SNB's liquidity posture. SNB had ratios of loans to deposits of 82.3 percent as of December 31, 1998 and 77.1 percent at December 31, 1997, which were considered by management to be satisfactory levels for liquidity purposes. The stability of the Banks' core deposit base is an important factor in the SNB's liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. The Banks have no brokered deposits. Additionally, only 52.8 percent of SNB's portfolio of investment securities was pledged at December 31, 1998 to secure deposits of public and governmental entities and for other purposes which require a pledge of the Banks' assets, leaving almost half of the portfolio unencumbered for liquidity management.

At December 31, 1998 and 1997, respectively, the Banks had $27.1 million and $22.2 million in certificates of deposit of $100,000 or more. Although these deposits represented 12.4 percent and 11.7 percent of respective total deposits, the majority of these large CDs are stable deposits of local individuals and small businesses. Management works to avoid reliance on volatile deposits that might lead to liquidity pressures. The parent company has an unsecured line of credit and the Banks have established borrowing lines for federal funds through correspondent banks. The parent company has a large excess cash position from new stock issued in recent years. Borrowing capacity also exists through the membership of the Banks in the Federal Home Loan Bank program. Management believes that the various funding sources discussed above are adequate to meet the Company's liquidity needs in the future without any material adverse impact on operating results.

Management is taking additional precautions to prepare for the potential of increased liquidity needs during the fourth quarter of 1999 due to public concerns about the Year 2000 compliance issue. Contingency arrangements are being made with the Federal Home Loan Bank for extra borrowing lines and with the Federal Reserve Bank for use of the discount window to ensure that all potential liquidity needs of SNB's customers can be met in a timely and efficient manner.

CAPITAL RESOURCES AND DIVIDENDS

SNB has always placed great emphasis on maintaining a strong capital base and continues to exceed all minimum capital requirements. SNB's equity capital of $25.7 million at December 31, 1998 amounts to 10.2 percent of total assets, compared to 10.5 percent at December 31, 1997, and 9.8 percent at December 31, 1996. On average, the equity capital was 11.1 percent of assets during 1998, compared to 10.6 percent for 1997 and 9.3 percent for 1996.

Information discussed below has been adjusted for stock splits. In August, 1998, 846,743 new shares of the Company's common stock were issued in connection with the pooling of interests stock swap merger with Crossroads Bancshares, Inc. Additionally, 1998 marked the expiration of the outstanding stock warrants held by the Company's organizing directors and executive officers. During the past three years, the holders have completed the exercise of 449,700 warrants,
generating a total of $1.5 million in new capital.   There are no remaining
founders' warrants outstanding.

Capital levels in 1996 and 1997 reflect an influx of $5.4 million in proceeds from the issuance of new stock in two different events. In September 1996, SNB issued a stock offering for the sale of 340,700 new shares of the Company's common stock. The issue, which generated $3.6 million in new capital, was fully subscribed and successfully completed by February 1997. At the beginning of 1996, SNB issued an additional 203,500 shares of its common stock, primarily to
newly elected directors and executive officers of the Company.   This action
produced $1.8 million in new capital.

Principal uses of the strong capital base in recent years have been (a) sustaining the capital adequacy of the Banks as they continue to grow at a steady pace, (b) expanding the Company's presence in Macon and middle Georgia with more physical locations and improved delivery systems, (c) expanding into contiguous Houston County through the merger with Crossroads Bank and development of a mortgage loan division, and (d) enhancing corporate infrastructure support systems to prepare for SNB's new multi-bank environment. Additional acquisitions may occur in the future.

Regulators use a risk adjusted calculation to aid them in their determination of capital adequacy by weighting assets based on the degree of risk associated with on- and off-balance sheet assets. The majority of these risk weighted assets for the Company are on-balance sheet assets in the form of loans. A small portion of risk weighted assets are considered off-balance sheet assets comprised of letters of credit and loan commitments. Capital is categorized as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of stockholders' equity minus any intangible assets, while Tier 2 capital can consist of the reserve for loan losses up to certain limits, certain short-term and other preferred stock and certain debt instruments.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well capitalized bank as one which has a leverage ratio of at least 5 percent, a Tier 1 capital ratio of at least 6 percent and a total risk based capital ratio of at least 10 percent. SNB's capital ratios under these guidelines as of December 31, 1998 and 1997 are well above the levels for a well capitalized bank as shown in the following table.

($ in Thousands)                                     December 31
                                             --------------------------
As of End of Period                            1998             1997
                                             --------       -----------
Tier 1 Capital
    Stockholders' Equity                      $25,538       $    22,470
    Less Intangible Assets
                                             --------       -----------
      Total Tier 1 Capital                     25,538            22,470
                                             --------       -----------
  Tier 2 Capital
    Eligible Portion of Reserve for Loan                     2,0701,861
     Losses
    Subordinated and Other Qualifying Debt
                                             --------       -----------
      Total Tier 2 Capital                      2,070             1,861
                                             --------       -----------

  Total Risk-Based Capital                    $27,608       $    24,331
                                             ========       ===========
  Total Net Risk Weighted Assets             $191,466       $   154,206
                                             ========       ===========

                                     Regulatory
                                     Requirement
                                ---------------------             December 31
                                              Well           -------------------
                                Minimum   Capitalized        1998          1997
                                -------   -----------        ------      -------
  Total Risk-Based Capital        8.0%       10.0%            14.42%       15.8%
   Ratio
  Tier 1 Capital Ratio            4.0%        6.0%            13.34%       14.6%
  Leverage Ratio                  4.0%        5.0%            10.10%       10.4%

Cash dividends of $704,126, or $0.22 per weighted average common share, were declared and paid during 1998, up from $467,897, or $0.16 per share during 1997, and $372,846, or $0.15 per share in 1996. The ratios of cash dividends paid to net income for these years were 30.3 percent, 18.0 percent and 15.6 percent, respectively. Since the commencement of cash dividend payments in 1992, the SNB Board of Directors has consistently declared and paid dividends on a quarterly basis.

On March 20, 1995, SNB issued a 20 percent stock split effected in the form of a dividend. On June 1, 1996, a 100 percent stock split was issued and effected in the form of a dividend, and on September 25, 1997, a 25 percent stock split was issued and effected in the form of a dividend. Per share data for all periods presented has been retroactively restated to reflect the additional shares resulting from these stock splits.

Management is not aware of any trends, events or uncertainties that will have, or that are reasonably likely to have a material impact on SNB's liquidity, capital resources or operations. Further, management is aware of no current recommendations by regulatory authorities which, if they were to be implemented, would have such an effect.

Acquisition

On January 29, 1998, SNB entered into an Agreement and Plan of Merger with Crossroads Bancshares, Inc. in Perry, Georgia, pursuant to which Crossroads would be merged with and become a wholly-owned subsidiary of SNB. On August 8, 1998, the merger was completed in a 100 percent stock pooling of interests transaction, and 846,743 shares of SNB common stock were issued to effect the merger. Crossroads Bank operates three offices in Houston County - one in
Perry, Georgia and two in Warner Robins, Georgia.   The merger allowed SNB to
establish an immediate presence in its primary targeted market for expansion.

Houston County is included in the same Macon-Warner Robins metropolitan statistical area as SNB's principal Bibb County market. The Warner Robins Air Force Base is the largest employer in the middle Georgia area and helps to make the two counties a common market.

Expanded Coverage of Market Area

Bibb County

As the Company grows, it continues to add physical office locations to serve its existing middle Georgia market. SNB is adequately capitalized to meet all anticipated capital expenditure needs. In 1998, the Hartley Bridge Road branch
was constructed and opened in southwest Bibb County by the lead bank.   This is
Security Bank's sixth full-service location in Macon. Security Bank purchased an existing facility and opened its fifth full-service office at 3945 Pio Nono Avenue in south Macon in August 1997. Security Bank's existing Shurling Drive branch was relocated to a larger and more convenient major intersection at 614 Shurling Drive. In February 1997, the Bank relocated its in-house data processing facility and operational support functions to a leased operations
center on Riverside Drive near the Bank's main office.   Platformation and other
improvements to the Company's internal information technology were made in 1997. During 1996, a remote ATM/night depository facility was established on Forsyth Road in northwest Macon. In October 1996, Security Bank converted its data
processing software to a new advanced system.   These additional fixed asset
purchases were financed through the equity base and retained earnings of the Company with no external borrowing.

Houston County

During 1998, a land lot on Houston Lake Road in Warner Robins was purchased to construct the third full-service office in Warner Robins. This will be the fourth office of Crossroads Bank in Houston County. It is slated to open in the fall of 1999. In October, 1997 prior to the Crossroads Bank merger, Security Bank made its first expansion move into neighboring Houston County. A mortgage loan production office was established in Warner Robins, Georgia under the management of a veteran mortgage originator from the area. In conjunction, the mortgage lending function was strengthened in Bibb County as well, and an additional mortgage loan production office was opened in Savannah, Chatham County, in late 1998.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Information for all prior periods in the following discussion has been retroactively adjusted for the pooling of interests combination with Crossroads Bancshares, Inc., which occurred on August 8, 1998. All share and per share data have been restated to reflect a 25 percent stock split on September 25, 1997, and a 100 percent stock split on June 1, 1996. All stock splits were effected in the form of dividends.

SNB's net income was $2,326,967, $2,607,379, and $2,393,237 for the years 1998,
1997 and 1996, respectively. Diluted earnings per share amounted to $0.69 in 1998, $0.80 in 1997, and $0.83 in 1996. The Company's return on average assets amounted to 1.04 percent for 1998, 1.30 percent for 1997, and 1.40 percent for 1996. The return on average equity was 9.41 percent, 12.17 percent, and 15.11
percent, respectively.   The declining trend in earnings per share and
profitability ratios results from several factors.

First, one-time charges of $532,484 were taken during the fourth quarter of 1998 which relate to the costs of merging with Crossroads Bancshares, Inc., computer conversions and costs of changing signage.

Second, the Company has seen an influx of new capital. The issuance of additional stock and the exercise of all outstanding founders' warrants over the past three years generated almost $6.9 million in new equity capital. The Company's current equity strength will allow for substantial future growth and expansion without concern for raising additional capital.

Third, expansion of the Company's physical branch network in Bibb County has added significantly to overhead as discussed below. Offices opened in the past three years have not yet reached an optimum size in deposits and loans to cover fixed costs and contribute significantly to earnings. These branches should trend toward profitability as more seasoned growth is realized at the newer offices in the future.

Fourth, management has taken steps to grow internal support systems which can accommodate a larger organization in the future. Expenditures on technology in the past three years include new mainframe software for the Company's internal data processing system, check imaging and platformation, and a separate operations and processing center. SNB's data processing facility can now support a multi-bank environment with minimal additional costs, and the conversion of Crossroads Bank to the in-house system is planned for mid-year 1999. Similar steps have been taken to strengthen staff in commercial lending, mortgage lending, credit administration, personnel and operations.

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of earnings for the Company. SNB's average net interest rate margin, on a taxable equivalent basis, compares well with industry standards at 5.35 percent in 1998,
5.42 percent in 1997 and 5.33 percent in 1996. Net interest income before tax equivalency adjustments in 1998 amounted to $10,766,666, up 11.0 percent from $9,697,198 in 1997. The 1997 net interest income was up 18.6 percent from $8,173,967 posted in 1996.

The following table presents interest income and interest expense for the past three years. Interest income shown in the table has been adjusted to reflect taxable equivalent adjustments to tax-exempt securities income, thereby presenting interest income as if it were fully taxable, using SNB's incremental statutory corporate federal income tax rate of 34 percent.

TABLE 10
NET INTEREST INCOME

($ in Thousands)                      Years Ended December 31
                                 -------------------------------
                                   1998        1997        1996
                                 -------     -------     -------
Interest Income                  $18,662     $17,042     $14,787
Taxable Equivalent Adjustment        228      269            264
                                 -------     -------     -------
  Interest Income (1)             18,890      17,311      15,051
Interest Expense                   7,895       7,345       6,613
                                 -------     -------     -------
  Net Interest Income (1)        $10,995     $ 9,966     $ 8,438
                                 =======     =======     =======

(1) Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34 percent in adjusting interest on tax-exempt securities to a fully taxable basis.

The resulting average net interest rate margins during these period were as follows:

                                         Years Ended December 31
                                      -----------------------------
                                      1998          1997       1996
                                      ----          ----       ----
                                  As A Percent of Average Earning Assets
Interest Income (1)                   9.19%         9.42%      9.50%
Interest Expense                      3.84%         4.00%      4.17%
                                      ----          ----       ----
  Net Interest Rate Margin (1)        5.35%         5.42%      5.33%
                                      ====          ====       ====

(1) Reflects taxable equivalent adjustments using the statutory federal income tax return of 34 percent in adjusting interest on tax-exempt securities to a fully taxable basis.

1998 Compared To 1997

Tax equivalent net interest income increased by $1,029,000 from 1997 to 1998. This significant increase in absolute dollars of margin in 1998 was driven by strong balance sheet growth. The average margin yield declined by 7 basis points, from 5.42 percent in 1997 to 5.35 percent in 1998. In the latter part of 1998, three cuts in the prime rate reduced this key rate from 8.50 percent to
7.75 percent by year-end. Management is pleased with the stability of the margin in spite of downward pressure on loan rates due to the national interest rate cycle and intense local competition on cut rate loan pricing.

Balances in average interest-earning assets rose by 11.8 percent in 1998 over 1997. A buildup of average balances in the higher yielding loan portfolio and a decline in lower yielding bond portfolio balances produced a more profitable balance sheet mix during 1998. Loans represented 71.8 percent of the average balance sheet in 1998, up from 67.5 percent in 1997. Investment securities and federal funds sold, on the other hand, were 20.1 percent of average 1998 assets, down from 23.9 percent during 1997. The overall yield on average interest-earning assets, on a taxable equivalent basis, declined by 23 basis points from
9.42 percent in 1997 to 9.19 percent in 1998. The decline is attributed to a 48 basis point drop in average loan yields.

At the same time, the overall average cost of interest-bearing liabilities has fallen 10 basis points, from 4.97 percent in 1997 to 4.87 percent in 1998. The mix of deposits has improved steadily over the past few years. The relative percentages of demand and low cost transaction accounts have increased. This is attributed to aggressive marketing in a period of flux for area super regional competition, growing consumer business due to the convenience of a larger branch network, and increases in business deposit relationships from larger commercial credit lines. Rates paid on interest-bearing checking and savings accounts have trended downward over the periods to reflect current market pricing. The average cost of certificates of deposit has held steady for three years now, but reliance on CDs has fallen as evidenced by decreases in the relative percentage mix.

1997 Compared To 1996

Similar patterns are evident when comparing 1997 margin results to 1996. Tax equivalent net interest income increased by $1,528,000 from 1996 to 1997. The increase is attributed to significant balance sheet growth and improvements in balance sheet mix. The average margin yield improved by 9 basis points, from
5.33 percent in 1996 to 5.42 percent in 1997.  Average interest-earning assets
rose by 15.0 percent in 1997 over 1996.   Loans became a more dominant asset,
representing 67.5 percent of the average balance sheet in 1997, up from 65.2 percent in 1996. Lower yielding investment securities and federal funds sold dropped to 23.9 percent of average 1997 assets, down from 27.7 percent during
1996.  The mix of deposits improved during 1997 as well.   The costlier
certificates of deposit totaled 56.4 percent of average 1997 deposits, down from
58.2 percent in 1996. The average balances in lower cost core deposits improved from 41.8 percent in 1996 to 43.6 percent in 1997.

The following table summarizes average balance sheets, interest and yield information on a taxable equivalent basis for the years ended December 31, 1998, 1997 and 1996.

TABLE 11
AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax Equivalent Basis, $ in Thousands)

                                             December 31, 1998              December 31, 1997               December 31, 1996
                                        -----------------------------------------------------------------------------------------
                                        Average              Yield/    Average               Yield/     Average             Yield/
                                        Balance   Interest    Rate     Balance    Interest    Rate      Balance   Interest   Rate
                                        --------  --------   ------    --------   --------   -------   --------   --------  ------
ASSETS
Loans, Net of Unearned Income: (a) (b)
  Taxable                               $160,542   $16,121    10.04%   $135,761    $14,277     10.52%  $111,161    $12,131   10.91%
  Tax-Exempt (c)
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----
    Net Loans                            160,542    16,121    10.04     135,761     14,277     10.52    111,161     12,131   10.91
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----
Investment Securities: (d)
  Taxable                                 28,299     1,647     5.82      26,897      1,606      5.97     29,726      1,734    5.83
  Tax-Exempt (c)                           8,479       672     7.93       9,895        792      8.00      9,827        776    7.89
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----
Total Investment Securities               36,778     2,319     6.31      36,792      2,398      6.52     39,553      2,510    6.35
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----
Interest Earning Deposits                     36         2     4.39          20          2     10.36         11          2   17.48
Federal Funds Sold                         8,113       448     5.52      11,215        634      5.65      7,668        408    5.32
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----

Total Interest Earning Assets            205,469    18,890     9.19     183,788     17,311      9.42    158,393     15,051    9.50
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----
Nonearning Assets                         18,188                         17,343                          12,012
                                        --------                       --------                        --------

Total Assets                            $223,657                       $201,131                        $170,405
                                        ========                       ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Demand Deposits        $ 18,130   $   278     1.53%   $ 15,690    $   250      1.59%  $ 11,634    $   239    2.06%
Money Market Accounts                     30,981     1,107     3.57      24,721        939      3.80     20,619        736    3.57
Savings Deposits                           6,058       140     2.31       6,086        140      2.30      5,205        128    2.46
Time Deposits of $100,000 or More         24,547     1,446     5.89      23,435      1,375      5.87     19,888      1,169    5.88
Other Time Deposits                       76,776     4,607     6.00      74,951      4,444      5.93     66,384      4,038    6.08
Federal Funds Purchased and
   Repurchase Agreements Sold              2,083       106     5.09         486         24      4.98        212         13    6.13
Demand Note U.S. Treasury                    802        27     3.37         487         29      5.93        522         29    5.55
Other Borrowed Money-FHLB                  2,461       173     7.03       1,613        125      7.71      3,750        261    6.94
Capital Leases and Mortgage Debt             211        11     5.21         236         19      8.05          0          0    0.00
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----
Total Interest Bearing Liabilities       162,049     7,895     4.87     147,705      7,345      4.97    128,214      6,613    5.16
                                        --------   -------    -----    --------    -------     -----   --------    -------   -----

Noninterest Bearing Demand Deposits       34,669                         29,510                          24,514
Other Liabilities                          2,166                          2,597                           1,843
Stockholders' Equity                      24,773                         21,319                          15,834
                                        --------                       --------                        --------
Total Liabilities and
  Stockholders' Equity                  $223,657                       $201,131                        $170,405
                                        ========                       ========                        ========

Interest Rate Spread                                           4.32%                            4.45%                         4.34%
                                                              =====                            =====                         =====
Net Interest Income                                $10,995                          $9,966                          $8,438
                                                   =======                          ======                          ======
Net Interest Margin                                            5.35%                            5.42%                         5.33%
                                                              =====                            =====                         =====

(a) Interest income includes loan fees as follows (in thousands): 1998-$885; 1997-$726 and 1996-$779.
(b)  Average loans are shown net of unearned income.   Nonaccrual loans are
     included.
(c) Reflects taxable equivalent adjustments using the statutory income tax rate of 34 percent in adjusting interest on tax-exempt investment securities to
     a fully taxable basis.   The taxable equivalent adjustment included in the
     table above amounts to $228 for 1998, $269 for 1997 and $264 for 1996 (in thousands).
(d)  Investment securities are stated at amortized or accreted costs.

The following tables provide a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 1998 compared to the year 1997 and for the year 1997 compared to the year 1996.

TABLE 12
RATE/VOLUME ANALYSIS

                                                   For the Years Ended December 31
                                          --------------------------------------------------
($ in Thousands)                           1998 Compared to 1997      1997 Compared to 1996
                                             Changes Due To (a)         Changes Due to (a)
                                          -----------------------   ------------------------
                                                             Net                       Net
                                          Volume    Rate   Change   Volume    Rate    Change
                                          ------   -----   ------   ------   -----    ------
INTEREST EARNED ON
  Taxable Loans, Net                      $2,607   $(762)  $1,844   $2,685   $(540)   $2,146
  Tax-Exempt Loans (b)                         0       0        0        0       0         0
  Taxable Investment Securities               84     (43)      41     (165)     37      (128)
  Tax-Exempt Investment Securities (b)      (113)     (7)    (120)       5      11        16
  Interest-Earning Deposits                    2      (2)       0        2      (1)        0
  Federal Funds Sold                        (175)    (11)    (186)     189      37       226
                                          ------   -----   ------   ------   -----    ------
    Total Interest Income                  2,404    (825)   1,579    2,716    (456)    2,260
                                          ------   -----   ------   ------   -----    ------

INTEREST PAID ON
  Interest-Bearing Demand Deposits            40     (11)      28       84     (71)       11
  Money Market Accounts                      238     (69)     168      146      56       202
  Savings Deposits                            (1)      1        0       22     (10)       12
  Time Deposits of $100,000 or More           65       6       71      208      (2)      207
  Other Time Deposits                        108      54      162      521    (115)      406
  Federal Funds Purchased
    and Repurchase Agreements Sold            79       2       82       17      (6)       11
  Demand Note U.S. Treasury                   19     (21)      (2)      (2)      2         0
  Other Borrowed Money-FHLB                   65     (17)      49     (148)     12      (136)
  Capital Leases and Mortgage Debt            (2)     (6)      (8)       0      19        19
                                          ------   -----   ------   ------   -----    ------
    Total Interest Expense                   611     (61)     550      848    (115)      732
                                          ------   -----   ------   ------   -----    ------
    Net Interest Income                   $1,793   $(764)  $1,029   $1,868   $(341)   $1,528
                                          ======   =====   ======   ======   =====    ======

(a) The change in interest due to both rate and volume has been allocated to the rate component.
(b) Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34 percent in adjusting interest on tax-exempt investment securities to a fully taxable basis.

Interest Rate Risk Management

The management of interest rate risk is the primary goal of SNB's asset/liability management function. SNB attempts to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. SNB's asset/liability mix is sufficiently balanced so that the effect on net interest income of interest rate moves in either direction is not expected to be significant over time.

The principal tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model which seeks to measure the repricing differentials, or gap, between rate sensitive assets and liabilities over various time horizons. Additionally, simulation modeling is used to estimate the impact on net interest income of overall repricing at various levels of increase or decrease in current market interest rates over a range of plus or minus 300 basis points. At December 31, 1998, the Company estimates through simulation modeling that net interest income would decrease by ($38,000) if interest rates rose by 300 basis points, and increase by $38,000 if interest rates declined by 300 basis points.

The following table reflects the gap positions of SNB's consolidated balance sheet as of December 31, 1998 and 1997 at various repricing intervals. This gap analysis indicates that SNB's repricing abilities were well matched, with only a mild liability sensitive over a one-year time horizon at December 31, 1998 and December 31, 1997, with negative cumulative one -year gaps of (3.1 percent) at 1998 year-end and (0.2 percent) at 1997 year-end. The projected deposit repricing volumes reflect adjustments based on management's assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the
bond portfolio to place these bonds in call date categories.   Management
believes that these adjustments allow for a more accurate profile of SNB's interest rate risk position. Management is of the opinion that the current degree of interest rate risk is acceptable and within policy parameters.

TABLE 13
INTEREST RATE SENSITIVITY

($ in Thousands)                                                         December 31, 1998
                                                     --------------------------------------------------------
                                                                      Over 3         Over 1 Year
                                                     0 Up to 3       Up to 12          Up to           Over 5
Amounts Maturing or Repricing                          Months         Months          5 Years          Years
                                                     --------        --------         -------         -------
Investment Securities (a)                             $ 6,446         $10,793         $ 9,503         $12,259
Loans, Net of Unearned Income (b)                      43,671          38,422          79,475          17,130
Other Earning Assets                                   10,682
                                                      -------         -------         -------         -------
  Interest Sensitive Assets                            60,799          49,215          88,978          29,389
                                                      -------         -------         -------         -------
Deposits                                               58,553          55,191          53,331
Other Borrowings                                        3,299              55           3,055
                                                      -------         -------         -------         -------
  Interest Sensitive Liabilities                       61,852          55,246          56,386               -
                                                      -------         -------         -------         -------

    Interest Sensitivity Gap                          $(1,053)        $(6,031)        $32,592         $29,389
                                                      =======         =======         =======         =======
    Cumulative Interest Sensitivity Gap               $(1,053)        $(7,084)        $25,508         $54,897
                                                      =======         =======         =======         =======
Cumulative Interest Sensitivity Gap as a Percentage
  of Total Interest Sensitive Assets                     (0.5)%          (3.1)      %    11.2%           24.0%
                                                      =======         =======         =======         =======
Cumulative Interest Sensitive Assets as a Percentage
   of Cumulative Interest Sensitive Liabilities          98.3%           94.0%          114.7%          131.6%
                                                      =======         =======         =======         =======

($ in Thousands)                                                         December 31, 1997
                                                     --------------------------------------------------------
                                                                      Over 3         Over 1 Year
                                                     0 Up to 3       Up to 12          Up to           Over 5
Amounts Maturing or Repricing                          Months         Months          5 Years          Years
                                                     --------        --------         -------         -------
Investment Securities (a)                             $ 9,144         $ 4,450         $20,268         $ 7,265
Loans, Net of Unearned Income (b)                      50,071          20,996          63,624          10,071
Other Earning Assets                                    9,098
                                                     --------        --------         -------         -------
  Interest Sensitive Assets                            68,313          25,446          83,892          17,336
                                                     --------        --------         -------         -------
Deposits                                               48,529          44,181          54,769
Other Borrowings                                        1,333              55             990             270
                                                     --------        --------         -------         -------
  Interest Sensitive Liabilities                       49,862          44,236          55,759             270
                                                     --------        --------         -------         -------

  Interest Sensitivity Gap                             $18,451       $(18,790)        $28,133         $17,066
                                                     ========        ========         =======         =======
  Cumulative Interest Sensitivity Gap                 $18,451        $   (339)        $27,794         $44,860
                                                     ========        ========         =======         =======
Cumulative Interest Sensitivity Gap as a Percentage
  of Total Interest Sensitive Assets                      9.5%           (0.2)%          14.3%           23.0%
                                                     ========        ========         =======         =======
Cumulative Interest Sensitive Assets as a Percentage
  of Cumulative Interest Sensitive Liabilities          137.0%           99.6%          118.5%          129.9%
                                                     ========        ========         =======         =======

(a) Excludes the effect of SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, consisting of net unrealized gains of $300 in 1998 and $106 in 1997 ($ in thousands).
(b)  Nonaccrual loans are excluded.

Provision for Loan Losses

The general nature of lending results in periodic charge-offs, in spite of SNB's continuous loan review process, credit standards and internal controls. Amounts of net loans charged off during 1998 and 1997, although higher than the Company's recent history, are reasonable by industry standards. The majority of the 1998 and 1997 losses are attributed to the transition of executive management and efforts to purge weaker credits of lenders who have left the organization. SNB incurred net charge-offs of $426,734 during 1998, compared to $403,589 during 1997 and $11,709 in 1996. SNB expensed $636,000 in 1998,
$505,000 in 1997, and $320,000 in 1996 for loan loss provisions. The reserve for loan losses on December 31, 1998 stood at 1.16% of outstanding net loans, compared to 1.28 percent and 1.42 percent at December 31, 1997 and 1996, respectively.

The provision for loan losses represents management's determination of the amount necessary to be transferred to the reserve for loan losses to maintain a level which it considers adequate in relation to the risk of future losses inherent in the loan portfolio. It is the policy of SNB's subsidiary banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses which must be charged off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the Loan Committees of the Banks' Boards of Directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of Banks, the primary banking regulators may, from time to time, require additions to Banks' provisions for loan losses and reserves for loan losses if the regulators' credit evaluations differ from those of management.

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the reserve including current economic conditions, loan loss experience, regulatory guidelines and current levels of nonperforming loans. Management believes that the $2,070,253 balance in the reserve for loan losses at December 31, 1998, and the $1,860,987 balance at December 31, 1997 were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded, through a charge to earnings, as an adjustment to the reserve for loan losses. When management considers a loan, or a portion thereof, as uncollectible, it is charged against the reserve for loan losses.

The following tables summarize loans charged off, recoveries of loans previously charged off and additions to the reserve which have been charged to operating expense for the periods indicated. The Company has no lease financing or foreign loans.

TABLE 14
RESERVE FOR LOAN LOSSES

($ in Thousands)                                                 Years Ended December 31
                                                       ------------------------------------------
                                                        1998     1997     1996     1995     1994
                                                       ------   ------   ------   ------   ------
Reserve for Loan Losses at
   Beginning of Period                                 $1,861   $1,759   $1,451   $1,402   $1,100
                                                       ------   ------   ------   ------   ------
Loans Charged Off During the Period
  Commercial, Financial and Agricultural                   35      295       75       12       30
  Real Estate-Construction                                 58        0        0        0        0
  Real Estate-Mortgage                                    200      150       53      164       27
  Loans to Individuals                                    204      243       90       67       78
                                                       ------   ------   ------   ------   ------
Total Loans Charged Off                                   497      688      218      243      135
                                                       ------   ------   ------   ------   ------

Recoveries During the Period of Loans
  Previously Charged Off
    Commercial, Financial and Agricultural                 36      205      124       23       18
     Real Estate-Construction                               0        0        0        0        0
     Real Estate-Mortgage                                   3        9       37       25       14
     Loans to Individuals                                  31       71       45       25       40
                                                       ------   ------   ------   ------   ------
Total Loans Recovered                                      70      285      206       73       72
                                                       ------   ------   ------   ------   ------
Net Loans Charged Off During the Period                   427      403       12      170       63
                                                       ------   ------   ------   ------   ------

Additions to Reserve-Provision Expense                    636      505      320      219      365
                                                       ------   ------   ------   ------   ------

Reserve for Loan Losses at End of Period               $2,070   $1,861   $1,759   $1,451   $1,402
                                                       ======   ======   ======   ======   ======
Reserve for Loan Losses to Period End Net Loans          1.16%    1.28%    1.42%    1.50%    1.70%
                                                       ======   ======   ======   ======   ======

Ratio of Net Loans Charged Off During the Period to
   Average Net Loans Outstanding During the Period       0.27%    0.30%    0.01%    0.19%    0.08%
                                                       ======   ======   ======   ======   ======

An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge offs may ultimately occur. The adoption of SFAS 114 in 1995 did not have a material effect on the consolidated financial statements and prior years have not been restated. The following table shows a five year comparison of the allocation of the reserve for loan losses.

TABLE 15
ALLOCATION OF RESERVE FOR LOAN LOSSES

($ in Thousands)                                                            December 31
                              ---------------------------------------------------------------------------------------------------
                                    1998                 1997                1996                  1995                1994
                              Reserve   Percent*  Reserve    Percent*  Reserve   Percent*    Reserve  Percent*   Reserve  Percent*
                              -------   -------   -------    -------   -------   -------     -------  -------    -------  -------
Balance at End of Period
Applicable To
  Commercial, Financial and
     Agricultural             $  279       21%    $  265       24%     $  264       20%      $  239      20%     $  252      20%
  Real Estate-Construction       124       10%        98        5%         66        8%          43       8%         42       6%
  Real Estate-Mortgage           776       59%       726       61%        725       62%         599      62%        610      65%
  Loans to Individuals           373       10%       307       10%        264       10%         207      10%        147       9%
  Unallocated                    518        0%       465        0%        440        0%         363       0%        351       0%
                              ------      ---     ------      ---      ------      ---       ------     ---      ------     ---
Total Reserve for
  Loan Losses                 $2,070      100%    $1,861      100%     $1,759      100%      $1,451     100%     $1,402     100%
                              ======      ===     ======      ===      ======      ===       ======     ===      ======     ===

* Loan balance in each category expressed as a percentage of total end of period loans.

Asset Quality

Nonperforming assets consist of nonaccrual loans, loans restructured due to debtors' financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and real estate acquired through foreclosure and repossession. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Loans, whether secured or unsecured, are generally placed on nonaccrual status when principal and/or interest is 90 days or more past due, or sooner if it is known or expected that the collection of all principal and/or interest is unlikely. Any loan past due 90 days or more, if not classified as nonaccrual based on a determination of collectibility, is classified as a past due loan. Other real estate is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at December 31, 1998 amounted to $1,518,000, or 0.60 percent of total assets. This compares to $1,871,000 in nonperforming assets at December 31, 1997, which represented 0.86 percent of total assets.
Nonperforming assets at December 31, 1996 were $1,886,000, or 0.92 percent of total assets. The reserve for loan losses has been maintained over time at levels which are more than sufficient to absorb the total amount of nonperforming assets.

TABLE 16
NONPERFORMING ASSETS

($ in Thousands)                                              December 31
                                         ----------------------------------------------------
                                           1998          1997       1996      1995     1994
                                         -------        -------   -------   -------   -------
Nonperforming Loans
  Nonaccrual Loans                       $   594        $   870   $   702   $   277   $   706
  Loans 90 Days or More Past Due
    and Still Accruing                       203            123       545        10        50
                                         -------        -------   -------   -------   -------
    Total Nonperforming Loans                797            993     1,247       287       756
  Other Real Estate Owned                    721            878       639       545       402
                                         -------        -------   -------   -------   -------
    Total Nonperforming Assets           $ 1,518        $ 1,871   $ 1,886   $   832   $ 1,158
                                         =======        =======   =======   =======   =======
Nonperforming Assets to Total
     Loans and Other Real Estate            0.84%          1.28%     1.51%     0.85%     1.40%
                                         =======        =======   =======   =======   =======
for Loan Losses
    to Nonperforming Loans                259.72%        187.41%   141.06%   505.57%   185.45%
                                         =======        =======   =======   =======   =======

Year Ended December 31, 1998:                                Nonaccrual   Restructured   Total
                                                             ----------   ------------   -----
   Interest at Contracted Rates (a)                            $    74       $     0   $    74
   Interest Recorded as Income                                       0             0         0
                                                               =======       =======   =======
Reduction of Interest Income During  1998                      $    74       $     0   $    74
                                                               =======       =======   =======

(a) Interest income that would have been recorded, if the loans had been current and in accordance with their original terms.

At December 31, 1998 and December 31, 1997, there were no other loans classified for regulatory purposes as loss or doubtful which are not included in the table above, but there were other loans classified for regulatory purposes as substandard or special mention which are not included in the table above. However, management is aware of no such substandard or special mention loans not included above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Noninterest Income

Noninterest income of $2,557,810 in 1998 represented a 40.8 percent increase from $1,816,305 recorded in 1997. Approximately $572,000, or 77 percent of this annual increase, is attributed to fees from SNB's new mortgage division which was established late in 1997. Almost all of the mortgage loans generated are placed on the secondary market instead of being placed in the loan portfolio. Service charges on deposit accounts were up strongly, increasing by $233,000, or
17.9 percent, between the two periods. The increase was due to strong growth in core transaction accounts and a significant rise in fees collected for insufficient funds charges. Other increases were recorded in volume driven income sources such as ATM fees, credit life insurance commissions and customer check sales. Increases were partially offset by declines in income due to the discontinuation of a brokerage services office, and the decrease in gains and servicing fees from SBA loans.

Noninterest income in 1997 totaled $1,816,305, up 28.1 percent from $1,417,936 in 1996. Approximately 89 percent of the increase, or $353,000, is attributed to growth related increases in service charges on deposit accounts, which rose by 37.3 percent over the previous year. Other increases were realized in mortgage origination fee income, fees related to more ATM locations and other volume related fees.

Noninterest Expense

Noninterest expense was $8,978,566 for the year 1998, up 25.1 percent from $7,178,267 in 1997. Approximately 52 percent of the increase is attributed to higher costs of salaries and benefits. The Bank has increased staff significantly to strengthen and add internal support positions and to staff new branches and a mortgage division which opened over the past three years. Total salaries and benefits increased by $937,216, or 26.0 percent. Occupancy costs grew by 14.5 percent, or $150,714. The increase is attributed to operating and depreciation costs for new branches and ATM sites, the new off-site data processing and operations center, and the new mortgage office in Houston County. All other operating overhead increased by $712,369, or 28.1 percent. Almost 75 percent, or $532,484, of this amount is directly attributable to the Crossroads Bank merger, including direct acquisition costs, expenses related to pending data processing conversions and the buyout of an existing data processing contract, and costs associated with pending name changes and signage. Without these merger related items, the increase in total noninterest expense from 1998 to 1997 would have been limited to 17.7 percent.

Noninterest expense was $7,178,267 for the year 1997, up 24.0 percent from $5,787,593 in 1996. Almost 47 percent of the increase is attributed to higher costs of salaries and benefits for a growing organization with added physical locations. Salaries and benefits increased by $652,366, or 22.1 percent. Occupancy costs rose by $215,593, or 26.3 percent, due to the addition of branches, and an additional charge of $78,861 was taken in expenses related to the relocation of the Shurling Drive office in northeast Macon. All other overhead expenses increased by $443,854, or 22.1 percent, due principally to volume related increases, higher costs of new mainframe software and a larger ATM network, and increased legal and loan collection fees.

Income Tax Expense

As reported in the consolidated statements of income, SNB's federal and state income tax expense increased to $1,382,943 in 1998, up from $1,222,857 in 1997, and $1,091,073 in 1996. The effective tax rate was 37.3 percent, 31.9 percent, and 31.3 percent in 1998, 1997, and 1996, respectively. The increases for all years shown are primarily the result of increases in pre-tax income and in the relative percentage of taxable income to total income. See Note 8 to SNB's consolidated financial statements for a detailed analysis of income taxes.

Inflation

Inflation impacts the financial condition and operating results of SNB.
However, because most of the assets of the Bank subsidiaries are monetary in nature, the effect is less significant compared to other commercial or industrial companies with heavy investments in inventories and fixed assets. Inflation influences the growth of total banking assets, which in turn produces a need for an increased equity capital base to support the growing Banks. Inflation also influences interest rates and tends to raise the general level of salaries, operating costs and purchased services. SNB has not attempted to measure the effect of inflation on various types of income and expense due to difficulties in quantifying the impact. Management's awareness of inflationary effects has led to various operational strategies to cope with its impact. The Banks engage in various asset/liability management strategies to control interest rate sensitivity and minimize exposure to interest rate risk. Prices for banking products and services are continually reviewed in relation to current costs, and overhead cost cutting is an ongoing task.

Year 2000

The banking industry relies on the validity of financial information, most of which is generated and maintained by automated data processing systems. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

SNB management has a Year 2000 Operating Committee which is charged with administering the phases of awareness, assessment, renovation, validation and implementation which are required to ensure Year 2000 compliance throughout the organization in a timely manner. The awareness phase is designed to assure a common understanding of the issue throughout SNB. The assessment phase identifies noncompliant hardware, equipment, and software as well as suppliers and vendors. The renovation phase involves the renovation, replacement or retirement of programs. The validation phase requires testing modifications of programs, including coordination of testing with third parties and vendors. Finally, the implementation phase involves moving validated code to production.

The Year 2000 Operating Committee meets on a weekly basis and reports quarterly to the Board EDP Steering Committee. The EDP Steering Committee minutes are then reviewed by the full Board of Directors. SNB's Year 2000 compliance program is on track to provide full compliance in advance of the arrival of the Year 2000. The costs to bring SNB's systems into Year 2000 compliance are being expensed as incurred. Due to the relative modernity of SNB's data processing systems and equipment, such costs did not have a material impact on the results of operations in 1997 or 1998, nor are they expected to have a material effect in 1999.

Forward-Looking Statements

Certain statements contained in this Annual Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, certain statements in future filings by SNB with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of SNB which are not statements of historical fact constitute forward-looking statements within the meaning of this Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of SNB or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends,"targeted" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S.
economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and saving habits; (vi) technological changes;
(vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning banking, taxes, securities and insurance) with which SNB and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in SNB's organization, compensation, and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of SNB at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and SNB undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 7
FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

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


Part III
Item 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Incorporated herein by reference to the Section titled " Management of SNB" of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 10
EXECUTIVE COMPENSATION

Incorporated herein by reference the Section titled "Executive Compensation for SNB" of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Section titled "Security Ownership of SNB" of the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

I
Part III (Continued)
Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference section titled the same of the Company's Definitive Proxy Statement for 1999 Annual Meeting of Stockholders.

Part IV
Item 13
EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits included herein:                                                     PAGE

       3(a) - Articles of Incorporation                                               N/A
               -Filed as Exhibit 3.2 to the Registrant's Registration Statement
                Form S.4 (File No. 333-49977), Filed with the Commission on
                April 13, 1998 Incorporated Herein

       3(b) - Bylaws                                                                   N/A
               -Filed as Exhibit 3.2 to the Registrant's Registration Statement
                on Form S-4 (File No. 333-49977), Filed with the Commission on April 13, 1998 and Incorporated Herein

       4 - Instruments Defining the Rights of Security Holders                      Definitive
                                                                                      Proxy
                                                                                    Statement,
                                                                                 Incorporated by
                                                                                    Reference

      11 - Statement of Computation of Net Income Per Share                         Attachment

      21 - Subsidiary Information                                                 Exhibit 99(a) 7,
                                                                                    Footnote 1

      27 - Financial Data Schedule                                                  Attachment

      27(a) - Restated Financial Data Schedule                                      Attachment

      99 - Additional Exhibits

      99(a) - Consolidated Financial Statements                                     Attachment

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security National Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.


/s/ Robert C. "Neal" Ham                       /s/ H. Averett Walker
-----------------------------------------     -------------------------------------------
Robert C. "Neal" Ham                           H. Averett Walker
Chairman of the Board of Directors             President/Director/Chief Executive Officer

Date: 3-26-99                                  Date: 3-26-99

/s/ Richard A. Collinsworth                    /s/ Shirley O. Jackson
-----------------------------------------     -------------------------------------------
Richard A. Collinsworth                        Shirley O. Jackson
Executive Vice President                       Senior Vice-President/Secretary


Date: 3-26-99                                  Date: 3-26-99
     ------------------------------------           -------------------------------------

/s/ Michael T. O'Dillon
-----------------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Controller/
 Chief Financial Officer

Date: 3-26-99
      ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Edward M. Beckham, II
-----------------------------------------     Date:  3-26-99
Edward M. Beckham, II, Director                      -------------------------------------


-----------------------------------------     Date:
Alford C. Bridges, Director                          -------------------------------------



-----------------------------------------     Date:
Benjamin W. Griffith, III, Director                  -------------------------------------

/s/ Robert T. Mullis
-----------------------------------------     Date:  3-29-99
Robert T. Mullis, Director                           -------------------------------------

/s/ Ben G. Porter
-----------------------------------------     Date:  3-29-99
Ben G. Porter, Director                              -------------------------------------

/s/ Bobby Stalnaker
-----------------------------------------     Date:  3-26-99
Bobby Stalnaker, Director                            -------------------------------------

/s/ H. Cullen Talton, Jr.
-----------------------------------------     Date:  3-26-99
H. Cullen Talton, Jr., Director                      -------------------------------------

/s/ Joe E. Timberlake, III
-----------------------------------------     Date:  3-29-99
Joe E. Timberlake, III, Director                     -------------------------------------

/s/ Larry Walker
-----------------------------------------     Date:  3-29-99
Larry Walker, Director                               -------------------------------------

/s/ Richard W. White, Jr.
-----------------------------------------     Date:  3-26-99
Richard W. White, Jr., Director                      -------------------------------------