Form 10QSB
period 1999-03-31
SNB BANCSHARES INC
filed 1999-05-17
CIK 925464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Quarterly Period Ended  March 31, 1999
                              -------------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                           to
                               --------------------------   -------------------
Commission File Number 33-80076
                       ---------------------------------------------------------

                              SNB BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         GEORGIA                                     58-2107916
------------------------------------        ------------------------------------
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes     No
                                             ----    ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,340,624 Shares of $1.00 par value common stock as of March 31, 1999
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):     Yes     No
                                                          -----   -----

                      SNB BANCSHARES, INC. AND SUBSIDIARIES

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

PART I, ITEM 1
Financial Information



                      SNB BANCSHARES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                      ASSETS
Cash and Due from Banks                                                          $ 10,432
                                                                                 --------
Federal Funds Sold                                                                  2,731
                                                                                 --------
Investments Securities                                                             36,733
                                                                                 --------
Loans                                                                             184,669
                                                                                 --------
Premises and Equipment                                                              7,804
                                                                                 --------
Other Assets                                                                        4,033
                                                                                 --------
Total Assets                                                                     $246,402
                                                                                 ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $211,357
                                                                                 --------
Borrowed Money                                                                      6,165
                                                                                 --------
Other Liabilities                                                                   2,688
                                                                                 --------
                                                                                  220,210
Stockholders' Equity                                                             --------
  Common Stock, Par Value $1 Per Share; Authorized 10,000 Shares,
    Issued 3,341 Shares                                                             3,341
  Paid-In Capital                                                                  12,612
  Retained Earnings                                                                10,192
  Accumulated Other Comprehensive Income, Net of Tax                                   47
                                                                                 --------
                                                                                   26,192
                                                                                 --------
 Total Liabilities and Stockholders' Equity                                      $246,402
                                                                                 ========

The accompanying notes are an integral part of this condensed consolidated balance sheet.

Financial Information


                      SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)
              ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                            1999            1998
                                                         ----------      ----------


Interest Income                                          $    4,863      $    4,433
Interest Expense                                              1,974           1,890
                                                         ----------      ----------
Net Interest Income                                           2,889           2,543
Provision for Loan Losses                                       189              80
                                                         ----------      ----------
Net Interest Income After Provision for Loan Losses           2,700           2,463
Noninterest Income                                              759             570
Noninterest Expense                                           2,215           1,999
                                                         ----------      ----------
Income Before Income Taxes                                    1,244           1,034
Income Taxes                                                    437             343
                                                         ----------      ----------
Net Income                                                      807             691

Other Comprehensive Income, Net of Income Tax
  Unrealized Holding Gains (Losses)                            (151)             19
                                                         ==========      ==========
Comprehensive Income                                     $      656      $      710
                                                         ==========      ==========
Basic Earnings Per Share                                 $     0.24      $     0.22
                                                         ==========      ==========
Diluted Earnings Per Share                               $     0.24      $     0.21
                                                         ==========      ==========
Weighted Average Common Shares Outstanding                3,340,624       3,336,953
                                                         ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information


                       SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31
                                    (UNAUDITED)
                                  ($ IN THOUSANDS)


                                                                 1999             1998
                                                               -------          --------
Cash Provided by Operations                                    $   856          $  1,026
                                                               -------          --------
Cash Flows from Investing Activities
  Sale of Securities Available for Sale                          1,206             4,052
  Sale of Securities Held to Maturity                            1,138             1,268
  Net Loans Made to Customers                                   (7,769)           (4,705)
  Purchase of Premises and Equipment                              (221)             (216)
  Proceeds from Sale of Other Real Estate                          132               222
  Interest-Bearing Deposits                                          -               (18)
                                                              --------          --------
                                                                (5,514)              603
                                                              --------          --------
Cash Flows from Financing Activities
  Net Decrease in Noninterest-Bearing Deposits                 (10,336)           (8,889)
  Net Increase in Interest-Bearing Deposits                      4,119             6,925
  Repayment of Federal Funds Purchased                            (302)              (56)
  Repayment of Demand Note to the U.S. Treasury                    113              (581)
  Proceeds From (Principal Payments on) Other Borrowed Money       (54)                6
  Proceeds from Issuance of Common Stock                             -               579
  Dividends Paid                                                  (200)             (173)
                                                              --------          --------
                                                                (6,660)           (2,189)
                                                              --------          --------
Net Decrease in Cash and Cash Equivalents                      (11,318)             (560)
Cash and Cash Equivalents, Beginning                            24,481            21,294
                                                              --------          --------
Cash and Cash Equivalents, Ending                             $ 13,163          $ 20,734
                                                              ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information

                      SNB BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank (formerly Security National
Bank), located in Macon, Georgia and Crossroads Bank of Georgia, located in Perry, Georgia (the Banks). All intercompany accounts have been eliminated in consolidation. Crossroads was acquired was acquired on August 8, 1998 in a business combination accounted for as a pooling of interests. Accordingly, all financial information presented herein prior to August 8, 1998 has been restated.

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

As of March 31, 1999, other comprehensive income is comprised of the following:


                                       Before Tax  Tax Effect   Net of Tax
                                       ----------  ----------   ----------
                                               ($ in Thousands)

Unrealized Loss on Securities
  Loss Arising During Year              $(229)        $(78)       $(151)
  Reclassification Adjustment              -             -           -
                                        -----         ----        -----

Net Unrealized Loss                     $(229)        $(78)       $(151)
                                        =====         ====        =====

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2)  Loans

Loans as of March 31, 1999 are comprised of the following:
                                                              ($ in Thousands)
                                                              ----------------
Commercial                                                        $ 39,421
Real Estate-Construction                                            14,046
Real Estate-Other                                                  115,447
Installment Loans to Individuals for Personal Expenditures          17,336
All Other                                                              675
                                                                  --------
                                                                   186,925
Allowance for Loan Losses                                           (2,121)
Unearned Interest and Fees                                            (135)
                                                                  --------
                                                                  $184,669
                                                                  ========

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


(3)  Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated, as applicable, to conform with the new requirements. The following presents earnings per share for the quarter ended March 31, 1999 under the requirements of SFAS 128:

Basic Earnings Per Share
 Net Income Per Common Share                                             $0.24
 Weighted Average Common Shares                                      3,340,624

Diluted Earnings Per Share
 Net Income Per Common Share                                             $0.24
 Weighted Average Common Shares                                      3,372,686



The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $18.4799. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

The following table presents the Bank's loan loss experience on all loans for the three months ended March 31:

                                                     ($ in Thousands)
                                                    -------------------
                                                     1999         1998
                                                    ------       ------

Allowance for Loan Losses, January 1                $2,070       $1,861
                                                    ------       ------
Charge-Offs
  Commercial, Financial and Agricultural                 9            1
  Real Estate - Mortgage                               -             64
  Consumer                                             142            9
                                                    ------       ------
                                                       151           74
                                                    ------       ------

Recoveries
  Commercial, Financial and Agricultural                -             5
  Real Estate - Mortgage                                -           -
                                                    ------       ------
  Consumer                                              13           26
                                                    ------       ------
                                                        13           31
                                                    ------       ------
Net Charge-Offs                                       (138)         (43)
                                                    ------       ------
Provision for Loan Losses                              189           80
                                                    ------       ------
Allowance for Loan Losses, March 31                 $2,121       $1,898
                                                    ======       ======
Ratio of Net Recoveries to Average Loans             (0.08)%      (0.13)%
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

Financial Information

(5)  Investment Securities (Continued)

Investment securities as of March 31, 1999 are summarized as follows:


                                                   Gross        Gross
                                      Amortized  Unrealized   Unrealized   Fair
Securities Available for Sale           Cost       Gains       Losses      Value
                                      ---------  ----------   ----------   -----
                                                     ($ in Thousands)

U.S. Treasuries                       $ 3,494     $  43                  $ 3,537
U.S. Government Agencies
  Mortgage Backed                       7,509        15        $ (63)      7,461
  Other                                16,724        36          (64)     16,696
State, County and Municipal             4,378       122          (18)      4,482
Other                                   1,542                              1,542
                                      -------     -----        -----     -------
                                      $33,647       216        $(145)    $33,718
                                      =======     =====        =====     =======

Securities Held to Maturity
State, County and Municipal           $ 3,015     $ 119        $  -      $ 3,134
                                      =======     =====        =====     =======

Unrealized holding gains, net of tax, on securities available for sale in the amount of $47,000 have been credited to stockholders' equity as of March 31, 1999.


(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 1999:


                                                      ($ in
                                                     Thousands)
                                                     ----------

Land                                                  $ 2,116
Building                                                4,144
Furniture, Fixtures and Equipment                       3,572
Leasehold Improvements                                    317
Construction in Progress                                  276
                                                      -------
                                                       10,425
                                                       (2,621)
                                                      -------
                                                      $ 7,804
                                                      =======

Depreciation charged to operations totaled $202,725 for the quarter ended March 31, 1999.

Financial Information

(7)  Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which granted key officers the right to purchase shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year. A summary of option transactions for the first quarter of 1999 follows:

                                                         Incentive
                                                          Stock
                                                         Options
                                                         ---------

Granted                                                   62,500
Canceled                                                    -
Exercised                                                   -
                                                         -------
Outstanding, March 31, 1999                               62,500
                                                         =======
Eligible to be Exercised, March 31, 1999                  25,000
                                                         =======

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of March 31, 1999, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of March 31, 1999 are as follows:

                                         Actual      Minimum
                                         ------      -------
Tier 1 Capital Ratio                     13.55%       4.00%
Total Capital Ratio                      14.65%       8.00%
Leverage Ratio                           10.74%       4.00%


(8)  Noncash Financing Activities

Noncash investing activities for the three months ended March 31 are as follows:

                                                         1999         1998
                                                       -------      -------
Acquisition of Real Estate through Loan Foreclosure    $  -         $50,543
                                                       =======      =======

PART I, ITEM 2
Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 1999 and 1998. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Security) and Crossroads Bank of Georgia (Crossroads). SNB and its wholly-owned subsidiaries are collectively known as "the Company."


Overview

The Company's net income for the three-month period ended March 31, 1999 was $807,000 or $0.24 diluted earnings per share, compared to $691,000 or $0.21 per share in the same three-month period in the preceding year. The increase in net income for the three months ended March 31, 1999 primarily relates to the continued growth of the Company largely recognized in its loan portfolio.

The Company recorded an annualized return on average assets of 1.34 percent for the three-month period ended March 31, 1999 compared to 1.30 percent for the same period in 1998. Return on average equity of 12.60 percent was recorded for the three-month period ended March 31, 1999, compared to 11.93 percent for the same period in 1998.

At March 31, 1999, the Company had total assets of $246 million compared to $252 million at December 31, 1998. Management attributes the majority of this decrease to the Federal Reserve Bank's inability to process Security's cash letter on December 31, 1998, which amounted to $5.3 million. The processing of this cash letter would have resulted in the reduction of transactional deposit accounts on December 31, 1998 by $5.3 million, in addition to the reduction of cash and due from and total assets. Total interest-earning assets remained relatively the same over this time frame amounting to $224 million or 90.96 percent of total assets as of March 31, 1999, compared to $227 million or 89.81 percent of total assets as of December 31, 1998.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $3.4 million to $10.4 million at March 31, 1999 from $13.8 million at December 31, 1998, and federal funds sold decreased by $7.9 million or 74.36 percent to $2.7 million at March 31, 1999 from $10.7 million at December 31, 1998. These fluctuations are largely due to the aforementioned cash letter problem on December 31, 1998.

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities also decreased since December 31, 1998 when investment securities totaled $39.3 million. As of March 31, 1999, investment securities totaled $36.7 million, a reduction of $2.6 million or 6.5 percent, since December 31, 1998. Management attributes a significant portion of the reduction to the funding of new loans. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable totaled $184.7 million at March 31, 1999, an increase of $7.6 million, or 4.28 percent, from $177.1 million at December 31, 1998. The mix of loans is substantially unchanged at those dates.

Nonperforming Assets

The Company's total nonperforming assets increased to approximately $2.0 million or 0.8 percent of total assets at March 31, 1999 compared to $1.5 million, or
0.6 percent, at December 31, 1998. Nonperforming loans increased $656,000, or
82.3 percent, from $797,000 at December 31, 1998 to approximately $1.5 million at March 31, 1999. The amount of other real estate owned that was held by the Company on March 31, 1999 amounted to $581,000, a decrease of $140,000, or 19.4 percent, since December 31, 1998. There were no foreclosures of real estate during the first quarter of 1999.

The following table presents the Company's nonperforming assets as of March 31, 1999:

                                                                 ($ in
                                                                Thousands)
                                                                ---------

Impaired and Other Nonaccrual Loans                             $  830
Loans Past Due 90 Days or More and Still Accruing Interest         623
Restructured Loans not Included in the Above                        -
                                                                ------

Total Nonperforming Loans                                        1,453
Other Real Estate Owned                                            581
                                                                ------
Total Nonperforming Assets                                      $2,034
                                                                ======

Financial Information

Financial Condition (Continued)

Deposits

Deposits decreased $6.2 million, or 2.86 percent, from $217.6 million at December 31, 1998 to $211.4 million at March 31, 1999. The decrease in deposits was largely due to the inability of the Federal Reserve to process Security's cash letter on December 31, 1998, as previously discussed. Interest-bearing deposits actually showed an increase of $4.1 million, or 2.46 percent, over the same time period.

Equity

At March 31, 1999, total equity was $26.2 million, or 10.63 percent of total assets, compared to $25.7 million, or 10.18 percent of total assets, as of December 31, 1998. Total equity increased primarily due to the retention of net income during the quarter ended March 31, 1999, net of dividends paid.


Results of Operations

Net Income

The Company's net income increased 16.8 percent to $807,000 for the three months ended March 31, 1999, compared to $691,000 recorded in the comparable prior period. This increase in net income is essentially due to the continued loan growth resulting in a 14.4 percent increase in interest and fees on loans along with an increase of 97.8 percent in mortgage origination fees resulting from the establishment of the Company's Houston and Chatham County mortgage lending offices. Noninterest expenses also increased for the three months ended March 31, 1999 to $2.2 million from $2.0 million for the three months ended March 31, 1998.

Net Interest Income

The Company's net interest margin remained relatively unchanged for the comparable three month periods. Net interest income before the provision for loan losses amounted to $2.9 million for the three-month period ended March 31, 1999 versus $2.5 million for the comparable period ended March 31, 1998.

Total interest income increased to $4.9 million for the three month period ended March 31, 1999 from $4.4 million during the comparable prior year period. Again, the increase is primarily due to an increase in loans of 24.4 percent as of March 31, 1999 compared to March 31, 1998.

Total interest expense increased minimally for the three months ended March 31, 1999 compared to the prior period ended March 31, 1998.

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table presents the effective yields and costs of funds for the three-month periods ended March 31, 1999 and 1998:

Average Balance Sheets


                                            Average Balance       Rate/Yield
                                          Three Months Ended  Three Months Ended
                                               March 31            March 31
                                          -------------------  ---------------
                                            1999       1998      1999     1998
                                          --------   --------  ------    -----
                                           ($ in Thousands)

Interest-Earning Assets
  Loans                                   $180,169   $145,203    9.56%   10.33%
  Securities                                38,037     36,439    6.15     6.28
  Federal Funds Sold                         3,059     12,880    4.32     5.40
                                          --------   --------    ----    -----
Total Interest-Earning Assets             $221,265   $194,522    8.87%    9.25%
                                          ========   ========    ====    =====

Interest-Bearing Liabilities
  Deposits                                $167,386   $153,369    4.49%    4.82%
  Borrowings                                 8,205      2,584    4.68     6.04
                                          --------   --------    ----    -----
Total Interest-Bearing Liabilities        $175,591   $155,953    4.50%    4.85%
                                          ========   ========    ====    =====
Interest Rate Spread                                             4.37%    4.40%
                                                                 ====    =====
Net Interest Margin                                              5.30%    5.36%
                                                                 ====    =====

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 1999 compared to the nine months ended March 31, 1998.

Rate/Volume Analysis

                                        Changes From 1999 to 1998 (1)
                                     ----------------------------------
                                                                  Net
                                     Volume        Rate         Change
                                     ------       -------       ------
                                               ($ in Thousands)
Interest Income
  Loans                              $3,613       $(1,461)      $2,152
  Securities                            100           (48)          52
  Federal Funds Sold                   (531)          (33)        (564)
                                     ------       -------       ------
Total Interest Income                 3,182        (1,542)       1,640
                                     ------       -------       ------
Interest Expense
  Deposits                              676          (564)         112
  Borrowings                            339          (111)         228
                                     ------       -------       ------
Total Interest Expense                1,015          (675)         340
                                     ------       -------       ------
Net Interest Income                  $2,167       $  (867)      $1,300
                                     ======       =======       ======

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

PART I, ITEM 2
Financial Information (CONTINUED)

Results of Operations (Continued)

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 1999, the provision for loan losses amounted to $189,000. The provision for loan losses was $80,000 for the three-month period ended March 31, 1998.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information which is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the three-months ended March 31, 1999 was $759,000 compared to $570,000 for the comparable prior period. The increase was largely the result of an increase in mortgage origination fees generated by the Company's mortgage lending offices operated in Warner Robins and Savannah, Georgia. Service charges on deposit accounts amounted to $351,000 and $348,000 for the three months ended March 31, 1999 and 1998, respectively.

Total noninterest expense increased 10.8 percent for the three months ended March 31, 1999 compared to the same period in 1998. This increase is due to the continued growth of the Company through personnel and capital assets.

Income Taxes

Income tax expense totaled $437,000 for the three months ended March 31, 1999 compared to $342,000 for the comparable prior period. These amounts resulted in the effective tax rates of 35 percent for 1999 and 33 percent for 1998.

Liquidity and Capital Adequacy

Stockholders' equity increased $2.3 million to $26.2 million at March 31, 1999 due mainly to retention of earnings, net of dividends paid. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

PART I, ITEM 2
Financial Information (CONTINUED)

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at March 31, 1999, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 14.65 percent at March 31, 1999. The Company's Tier 1 risk-based capital ratio was
13.55 percent at March 31, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 10.74 percent at March 31, 1999.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. The institution may also not be subject to any specific capital order or directive.

At March 31, 1999, both of the Company's subsidiary banks were in compliance with established guidelines.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Year 2000 Issues

The Company relies heavily upon computers for the daily conduct of its business and will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the Year 2000 and beyond.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

Financial Information

Results of Operations (Continued)

Year 2000 Issues (Continued)

In accordance with sound management policy and directives from regulatory agencies, the Company began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating and cooling systems, alarms, vaults, elevators and other office equipment, and was completed in 1998. Items that were found not Year 2000 compliant were slated for upgrade or replacement.

The Company presently believes that, with modification to existing software and conversion to new software, the Year 2000 problem will not be a significant operational problem for the Company's computer system or the third parties' computer systems with whom the Company relies upon.

Forward Looking Statements

Within these financial statements we have included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, Year 2000 uncertainties, and changes in federal and state regulations. These factors should be considered in evaluating the "forward looking statements," and undue reliance should not be placed on such statements.

PART II
Other Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB,
Exhibit 99(a) footnote 24, filed with the Securities and Exchange Commission for the year ended December 31, 1998 (File No. 000-23261).


ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 1999.


ITEM 6

Exhibits and Reports on Form 8-K

                                                                                       PAGE
                                                                                     ----------

(a)   Exhibits Included Herein and Incorporated by Reference:
      3(a)   -Articles of Incorporation                                                 N/A
             -Filed as Exhibit 3.2 to the Registrant's Registration Statement on
              Form S-4 (File No. 333-49977) Filed with the Commission on
              April 13, 1999 and Incorporated Herein

      3(b)   -Bylaws                                                                    N/A
             -Filed as Exhibit 3.2 to the Registrant's Registration Statement on
              Form S-4 (File No. 333-49977), Filed with the Commission on
              April 13, 1999 and Incorporated Herein

      11     -Statement Re Computation of Per Share Earnings                         Attachment

      27     -Financial Data Schedule                                                Attachment

      27(a)  -Restated Financial Data Schedule                                       Attachment

(b)   Reports on Form 8-K

No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.

/s/ H. Averett Walker
-------------------------------------------------------
H. Averett Walker
President/Chief Executive Officer

Date: May 17, 1999
     --------------------------------------------------

/s/ Michael T. O'Dillon
-------------------------------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date: May 17, 1999
     --------------------------------------------------