Form 10QSB
period 1999-06-30
SNB BANCSHARES INC
filed 1999-08-13
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Quarterly Period Ended         June 30, 1999
                               _________________________________________________

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from ________________________ to _____________________

Commission File Number    33-80076
                       ---------------------------------------------------------

                             SNB BANCSHARES, INC.
--------------------------------------------------------------------------------

                (Name of Small Business Issuer in its Charter)

             GEORGIA                                    58-2107916
----------------------------------          ------------------------------------
   State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization                    Identification No.)

2918 RIVERSIDE DRIVE,           MACON, GEORGIA                  31204
--------------------------------------------------------------------------------
(Address of Principal                                         (Zip Code)
  Executive Offices)


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


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes        No
                                              ---        ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  3,340,624 Shares of $1.00 par value common stock as of June 30, 1999
--------------------------------------------------------------------------------


  Transitional Small Business Disclosure Format (Check One):      Yes        No
                                                             ---       ----

                     SNB BANCSHARES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                   ----------
PART I      Financial Information

            Condensed Consolidated Balance Sheet                                                        1

            Condensed Consolidated Statements of Income and Comprehensive Income                        2

            Condensed Consolidated Statements of Cash Flows                                             4

            Notes to Condensed Consolidated Financial Statements                                        5

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      12


PART II     Other Information

            ITEM 2 Changes in Securities                                                               20

            ITEM 4 Submission of Matters to a Vote of Security Holders                                 20

            ITEM 6 Exhibits and Reports on Form 8-K                                                    20

PART I, ITEM 1
Financial Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                    ASSETS

Cash and Due from Banks                                              $  18,357
                                                                   ------------

Federal Funds Sold                                                       2,651
                                                                   ------------

Investments Securities                                                  36,440
                                                                   ------------

Loans                                                                  188,981
                                                                   ------------

Premises and Equipment                                                   7,990
                                                                   ------------

Other Assets                                                             4,256
                                                                   ------------

Total Assets                                                         $ 258,675
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                             $ 220,883
                                                                   ------------

Borrowed Money                                                           8,959
                                                                   ------------

Other Liabilities                                                        2,353
                                                                   ------------

                                                                       232,195
                                                                   ------------
Stockholders' Equity
  Common Stock, Par Value $1 Per Share; Authorized
    10,000,000 Shares; Issued and Outstanding 3,340,624 Shares           3,341
  Paid-In Capital                                                       12,612
  Retained Earnings                                                     10,766
  Accumulated Other Comprehensive Income, Net of Tax                      (239)
                                                                   ------------

                                                                        26,480
                                                                   ------------

Total Liabilities and Stockholders' Equity                           $ 258,675
                                                                   ============

The accompanying notes are an integral part of this condensed consolidated balance sheet.

Financial Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                      1999                      1998
                                                              --------------------      --------------------
Interest Income                                                  $       4,982             $       4,594

Interest Expense                                                         2,059                     1,908
                                                              --------------------      --------------------

Net Interest Income                                                      2,923                     2,686

Provision for Loan Losses                                                  149                       188
                                                              --------------------      --------------------

Net Interest Income After Provision for Loan Losses                      2,774                     2,498

Noninterest Income                                                         769                       630

Noninterest Expense                                                      2,377                     2,053
                                                              --------------------      --------------------

Income Before Income Taxes                                               1,166                     1,075

Income Taxes                                                               375                       360
                                                              --------------------      --------------------

Net Income                                                                 791                       715

Other Comprehensive Income, Net of Income Tax
  Unrealized Holding Gains (Losses)                                       (286)                       11
                                                              --------------------      --------------------

Comprehensive Income                                             $         505             $         726
                                                              ====================      ====================

Basic Earnings Per Share                                         $        0.24             $        0.23
                                                              ====================      ====================

Diluted Earnings Per Share                                       $        0.23             $        0.21
                                                              ====================      ====================

Weighted Average Common and Common Equivalent
  Shares Outstanding                                                 3,373,145                 3,353,137
                                                              ====================      ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                             1999                      1998
                                                                                     --------------------      --------------------
Interest Income                                                                         $       9,845             $       9,026

Interest Expense                                                                                4,033                     3,798
                                                                                     --------------------      --------------------

Net Interest Income                                                                             5,812                     5,228

Provision for Loan Losses                                                                         338                       268
                                                                                     --------------------      --------------------

Net Interest Income After Provision for Loan Losses                                             5,474                     4,960

Noninterest Income                                                                              1,528                     1,201

Noninterest Expense                                                                             4,592                     4,053
                                                                                     --------------------      --------------------

Income Before Income Taxes                                                                      2,410                     2,108

Income Taxes                                                                                      812                       702
                                                                                     --------------------      --------------------

Net Income                                                                                      1,598                     1,406

Other Comprehensive Income, Net of Income Tax
  Unrealized Holding Gains (Losses)                                                              (437)                       40
                                                                                     --------------------      --------------------

Comprehensive Income                                                                    $       1,161             $       1,446
                                                                                     ====================      ====================

Basic Earnings Per Share                                                                $        0.48             $        0.45
                                                                                     ====================      ====================

Diluted Earnings Per Share                                                              $        0.47             $        0.42
                                                                                     ====================      ====================

Weighted Average Common and Common Equivalent
  Shares Outstanding                                                                        3,373,145                 3,343,492
                                                                                     ====================      ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)
                               ($ IN THOUSANDS)

                                                             1999                   1998
                                                      ------------------      -----------------
Cash Provided by Operations                                    $  1,566               $  1,717
                                                      ------------------      -----------------

Cash Flows from Investing Activities
  Net Sale of Investment Securities
    Available for Sale                                            1,534                  4,386
  Net Sale of Investment Securities
    Held to Maturity                                                644                    917
  Loans to Customers                                           (12,225)               (14,180)
  Purchase of Premises and Equipment                              (621)                  (731)
  Other Real Estate and Repossessions                               187                    737
                                                      ------------------      -----------------

                                                               (10,481)                (8,871)
                                                      ------------------      -----------------

Cash Flows from Financing Activities
  Interest-Bearing Customer Deposits                             12,542                 11,760
  Noninterest-Bearing Customer Deposits                         (9,232)                (5,079)
  Demand Note to the U.S. Treasury                                  500                    129
  Issuance of Common Stock                                            -                    579
  Dividends Paid                                                  (418)                  (311)
  Federal Funds Purchased                                         2,104                   (33)
  Repayments on Notes to Federal Home Loan Bank                    (54)                  2,948
                                                      ------------------      -----------------

                                                                  5,442                  9,993
                                                      ------------------      -----------------

Net Increase (Decrease) in Cash and Cash Equivalents            (3,473)                  2,839

Cash and Cash Equivalents, Beginning                             24,481                 21,294
                                                      ------------------      -----------------

Cash and Cash Equivalents, Ending                               $21,008                $24,133
                                                      ==================      =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County, located in Macon, Georgia and Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia (the Banks). Security Bank of Houston County was acquired on August 8, 1998 in a business combination accounted for as a pooling of interests. Accordingly, all financial information presented herein prior to August 8, 1998 has been restated to reflect consolidated financial position and results of operations. All intercompany accounts have been eliminated in consolidation.

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

For the three months ended June 30, 1999, other comprehensive income is comprised of the following:

                                              Before Tax              Tax Effect                Net of Tax
                                         --------------------     -------------------       -------------------
                                                                    ($ in Thousands)
Unrealized Loss on Securities
  Loss Arising During Year                       $(433)                  $(147)                    $(286)
  Reclassification Adjustment                      -                       -                         -
                                         --------------------     -------------------       -------------------

Net Unrealized Loss                              $(433)                  $(147)                    $(286)
                                         ====================     ===================       ===================

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

Financial Information

(2)  Loans

Loans as of June 30, 1999 are comprised of the following:

                                                                       ($ in Thousands)
                                                                     --------------------
Commercial                                                                     $  41,251
Real Estate-Construction                                                          15,187
Real Estate-Other                                                                116,171
Installment Loans to Individuals for Personal Expenditures                        17,976
Other                                                                                791
                                                                     --------------------

                                                                                 191,376
Allowance for Loan Losses                                                         (2,258)
Unearned Interest and Fees                                                          (137)
                                                                     --------------------

                                                                                $188,981
                                                                     ====================

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


(3)  Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated, as applicable, to conform with the new requirements. The following presents earnings per share for the three and six months ended June 30, 1999 under the requirements of SFAS 128:

Financial Information


(3)  Earnings Per Share (Continued)

                                              Three Months Ended                 Six Months Ended
                                                 June 30, 1999                    June 30, 1999
                                          ---------------------------       -------------------------
Basic Earnings Per Share
  Net Income Per Common Share                             $0.24                            $0.48
  Weighted Average Common Shares                      3,340,624                        3,340,624

Diluted Earnings Per Share
  Net Income Per Common Share                             $0.23                            $0.47
  Weighted Average Common Shares                      3,373,145                        3,373,145

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $19.0457 and $18.7630 for the three and six month periods, respectively. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:

Financial Information

(4)  Allowance for Loan Losses (Continued)

                                                                            ($ in Thousands)
                                                                  -------------------------------------
                                                                        1999                 1998
                                                                  ----------------     ----------------
Allowance for Loan Losses, April 1                                         $2,121               $1,898
                                                                  ----------------     ----------------

Charge-Offs
  Commercial, Financial and Agricultural                                        4                   16
  Real Estate - Mortgage                                                        -                    -
  Consumer                                                                     65                   75
                                                                  ----------------     ----------------
                                                                               69                   91
                                                                  ----------------     ----------------

Recoveries
  Commercial, Financial and Agricultural                                       38                    2
  Real Estate - Mortgage                                                        -                    -
  Consumer                                                                     19                   10
                                                                  ----------------     ----------------
                                                                               57                   12
                                                                  ----------------     ----------------
Net Charge-Offs                                                               (12)                 (79)
                                                                  ----------------     ----------------
Provision for Loan Losses                                                     149                  188
                                                                  ----------------     ----------------
Allowance for Loan Losses, June 30                                         $2,258               $2,007
                                                                  ================     ================
Ratio of Net Charge-Offs to Average Loans                                   (0.01)%              (0.05)%
                                                                  ================     ================

Financial Information

(4)  Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:


                                                                         ($ in Thousands)
                                                             -------------------------------------

                                                                      1999                 1998
                                                             ---------------      ---------------
Allowance for Loan Losses, January 1                                  $2,070               $1,861
                                                             ---------------      ---------------

Charge-Offs
  Commercial, Financial and Agricultural                                  13                   17
  Real Estate - Mortgage                                                   -                   64
  Consumer                                                               207                   84
                                                             ---------------      ---------------

                                                                         220                  165
                                                            ----------------     ----------------
Recoveries
  Commercial, Financial and Agricultural                                  38                    7
  Real Estate - Mortgage                                                   -                    -
  Consumer                                                                32                   36
                                                             ---------------      ---------------
                                                                          70                   43
                                                             ---------------      ---------------
Net Charge-Offs                                                         (150)                (122)
                                                             ---------------      ---------------
Provision for Loan Losses                                                338                  268
                                                             ---------------      ---------------

Allowance for Loan Losses, June 30                                    $2,258               $2,007
                                                             ===============      ===============

Ratio of Net Charge-Offs to Average Loans                              (0.08)%              (0.08)%
                                                             ===============      ===============

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

Financial Information

(5)  Investment Securities

Investment securities as of June 30, 1999 are summarized as follows:

                                                                         Gross             Gross
                                                 Amortized            Unrealized         Unrealized           Fair
Securities Available for Sale                      Cost                  Gains             Losses             Value
                                            -------------------       ----------         ----------           -----
                                                                            ($ in Thousands)
U.S. Treasuries                                    $ 2,487                $21                                 $ 2,508
U.S. Government Agencies
  Mortgage Backed                                    9,259                  5              $(128)               9,136
  Other                                             16,220                  2               (207)              16,015
State, County and Municipal                          4,277                 61                (59)               4,279
Other                                                1,542                                   (56)               1,486
                                                   -------                ---              -----              --------

                                                   $33,785                $89              $(450)             $33,424
                                                   =======                ===              =====              ========

Securities Held to Maturity

State, County and Municipal                        $ 3,016                $66              $  (2)             $ 3,080
                                                   =======                ===              =====              ========

Unrealized holding losses, net of tax, on securities available for sale in the amount of $239,000 have been recorded in stockholders' equity as of June 30, 1999.


(6)  Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 1999:


                                                        ($ in
                                                      Thousands)
                                                   ------------
Land                                                    $ 2,116
Building                                                  4,064
Furniture, Fixtures and Equipment                         4,246
Leasehold Improvements                                      192
Construction in Progress                                    181
                                                   ------------

                                                         10,799
                                                         (2,809)
                                                   ------------

                                                        $ 7,990
                                                   ============

Depreciation charged to operations totaled $214,322 for the three months ended June 30, 1999 and $417,047 for the six months ended June 30, 1999.

Financial Information

(7)  Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which granted key officers the right to purchase shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year. A summary of option transactions through June 30, 1999 follows:


                                                                 Incentive
                                                                   Stock
                                                                  Options
                                                                 ---------

Granted                                                             62,500
Canceled                                                                 -
Exercised                                                                -
                                                                  --------

Outstanding, June 30, 1999                                          62,500
                                                                  ========

Eligible to be Exercised, June 30, 1999                             25,000
                                                                  ========

The Company is required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of June 30, 1999, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of June 30, 1999 are as follows:

                                                  Actual       Minimum
                                                  ------       -------
Tier 1 Capital Ratio                              13.22%        4.00%
Total Capital Ratio                               14.35%        8.00%
Leverage Ratio                                    10.72%        4.00%



(8)  Noncash Financing Activities

Noncash investing activities for the six months ended June 30 are as follows:


                                                        1999        1998
                                                       -------     -------
Acquisition of Real Estate
through Loan Foreclosure                               $     -     $64,956
                                                       =======     =======

PART I, ITEM 2
Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following narrative presents management=s discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the six-month periods ended June 30, 1999 and 1998. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County and Security Bank of Houston County (formerly Crossroads Bank of Georgia). SNB and its wholly-owned subsidiaries are collectively known as the "Company."


Overview

The Company's net income for the three-month and six-month periods ended June 30, 1999 was $791,000 or $0.23 diluted earnings per share and $1,598,000 or $0.47 diluted earnings per share, respectively, compared to $715,000 or $0.21 and $1,406,000 or $0.42 in the same three-month and six-month periods in the preceding year. The increase in net income for the three months and six months ended June 30, 1999 primarily relates to the continued growth of the Company largely recognized in its loan portfolio.

The Company recorded an annualized return on average assets of 1.31 percent for the six-month period ended June 30, 1999 compared to 1.31 percent for the same period in 1998. Return on average equity of 12.31 percent was recorded for the six-month period ended June 30, 1999, compared to 11.92 percent for the same period in 1998.

At June 30, 1999, the Company had total assets of $259 million compared to $252 million at December 31, 1998. Management attributes the majority of this increase to continued growth of the Company's loan portfolio. At June 30, 1998, the Company had total assets of $227 million compared to $216 million at December 31, 1997. Total interest-earning assets remained relatively constant over this time period amounting to $228 million or 88.17 percent of total assets as of June 30, 1999, compared to $227 million or 89.81 percent of total assets as of December 31, 1997.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks increased approximately $4.6 million to $18.4 million at June 30, 1999 from $13.8 million at December 31, 1998 and federal funds sold decreased by $7.9 million or 74.36 percent to $2.7 million at June 30, 1999 from $10.7 million at December 31, 1998.

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities continue to show a slight decrease since December 31, 1998 when investment securities totaled $39.3 million. As of June 30, 1999, investment securities totaled $36.4 million, a decrease of $2.9 million or 7.4 percent since December 31, 1998. Management attributes a significant portion of the reduction to the funding of new loans. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable totaled $189 million at June 30, 1999, an increase of $11.9 million or 6.72 percent from $177.1 million at December 31, 1998. The majority of new loans being funded are commercial and mortgage loans. The mix of total loans is substantially unchanged at this time.

Nonperforming Assets

The Company's total nonperforming assets approximate $2.0 million or 0.8 percent of total assets at June 30, 1999 compared to $1.5 million or 0.6 percent at December 31, 1998. Nonperforming loans increased $643,000 or 80.7 percent from $797,000 at December 31, 1998 to approximately $1.4 million at June 30, 1999. The amount of other real estate owned that was held by the Company on June 30, 1999 amounted to $540,000, a decrease of $181,000 or 25.1 percent since December 31, 1998. There were no foreclosures of real estate during the first two quarters of 1999.

The following table presents the Company's nonperforming assets as of June 30, 1999:

                                                                                             ($ in
                                                                                           Thousands)
                                                                                           ----------
Impaired and Other Nonaccrual Loans                                                          $   777
Loans Past Due 90 Days or More and Still Accruing Interest                                       663
Restructured Loans not Included in the Above                                                       -
                                                                                             -------

Total Nonperforming Loans                                                                      1,440

Other Real Estate Owned                                                                          540
                                                                                             -------

Total Nonperforming Assets                                                                   $ 1,980
                                                                                             =======

Deposits

Deposits increased $3.3 million or 1.52 percent from $217.6 million at December 31, 1998 to $220.9 million at June 30, 1999. The fluctuations in deposits are relatively insignificant and considered normal.

Financial Information

Financial Condition (Continued)

Equity

At June 30, 1999, total equity was $26.5 million or 10.24 percent of total assets compared to $25.7 million or 10.18 percent of total assets as of December 31, 1998. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid.

Results of Operations

Net Income

The Company's net income increased 10.63 percent to $791,000 for the three months ended June 30, 1999, and 13.66 percent to $1.6 million for the six months ended June 30, 1999 compared to $715,000 and $1.4 million recorded in the comparable prior periods. This increase in net income is primarily due to continued loan growth resulting in a 13.4 percent increase in interest and fees on loans along with an increase of 78.4 percent in mortgage origination fees resulting from the establishment of the Company s Houston and Chatham County mortgage lending offices. Noninterest expenses also increased for the six months ended June 30, 1999 to $4.6 million from $4.1 million for the six months ended June 30, 1998.

Net Interest Income

The Company's net interest margin increased 8.8 percent for the comparable three-month periods and increased 11.2 percent for the comparable six-month periods. Net interest income before the provision for loan losses amounted to $2.9 million and $5.8 million for the three-month and six-month periods ended June 30, 1999, respectively, versus $2.7 million and $5.2 million for the comparable periods ended June 30, 1998, respectively.

Total interest income increased to $5.0 million and $9.8 million for the three-month and six-month periods ended June 30, 1999, respectively, from $4.6 million and $9.0 million during the comparable prior year periods, respectively. Again, the increase is primarily due to an increase in loans of 20.2 percent as of June 30, 1999 compared to June 30, 1998.

Total interest expense increased 7.9 percent and 6.2 percent for the three months and six months ended June 30, 1999, respectively, compared to the prior periods ended June 30, 1998.

The following table presents the effective yields and costs of funds for the six-month periods ended June 30, 1999 and 1998:

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

Average Balance Sheets

                                                Average Balance                    Rate/Yield
                                               Six Months Ended                Six Months Ended
                                                     June 30                        June 30
                                        -------------------------------     ------------------------
                                               1999              1998          1999          1998
                                        ---------------   -------------     -----------   ----------
                                                 ($ in Thousands)
Interest-Earning Assets
 Loans                                        $183,287        $146,722         9.52%        10.49%
 Securities                                     36,285          37,021         5.83          5.62
 Federal Funds Sold                              2,942          10,531         3.98          5.49
                                        ---------------   -------------     -----------   ----------

Total Interest-Earning Assets                 $222,514        $194,274         8.85%         9.29%
                                        ===============   =============     ===========   ==========

Interest-Bearing Liabilities
 Deposits                                     $213,591        $189,662         3.58%         3.91%
 Borrowings                                      8,661           3,208         4.85          5.67
                                        ---------------   -------------     -----------   ----------

Total Interest-Bearing Liabilities            $222,252        $192,870         3.63%         3.94%
                                        ===============   =============     ===========   ==========

Interest Rate Spread                                                           5.22%         5.35%
                                                                            ===========   ==========

Net Interest Margin                                                            5.22%         5.38%
                                                                            ===========   ==========

Financial Information

Results of Operations (Continued)

Interest Income and Interest Expense (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Rate/Volume Analysis

                                      Changes From 1998 to 1999 (1)
                                  -------------------------------------
                                                               Net
                                   Volume          Rate       Change
                                  ---------    ---------     ----------
                                            ($ in Thousands)

Interest Income
 Loans                             $3,836       $(1,772)      $ 2,064
 Securities                           (41)           76            35
 Federal Funds Sold                  (417)          (44)         (461)
                                  ---------    ---------     ----------
Total Interest Income               3,378        (1,740)        1,638
                                  ---------    ---------     ----------

Interest Expense
 Deposits                             935          (703)          232
 Borrowings                           309           (71)          238
                                  ---------    ---------     ----------

Total Interest Expense              1,244          (774)          470
                                  ---------    ---------     ----------

Net Interest Income                $2,134       $  (966)      $ 1,168
                                  =========    =========     ==========


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

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three month and six month periods ended June 30, 1999, the provision for loan losses totaled $149,000 and $338,000, respectively. The provision for loan losses was $188,000 and $268,000 for the three month and six month periods ending June 30, 1998, respectively.

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

Noninterest Income and Expense

Noninterest income for the three months and six months ended June 30, 1999 totaled $769,000 and $1.5 million, respectively, compared to $630,000 and $1.2 million for the comparable prior periods, respectively. The increase was largely the result of an increase in mortgage origination fees generated by the Company's mortgage lending offices operated in Warner Robins and Savannah, Georgia. Service charges on deposit accounts decreased 5.01 percent and 2.3 percent for the three months and six months ended June 30, 1999, respectively, from the comparable prior periods.

Total noninterest expense increased 13.6 and 13.3 percent for the three months and six months ended June 30, 1999, respectively, compared to the same periods in 1998. This increase can be attributed to the continued growth of the Company through personnel and capital assets.

Income Taxes

Income tax expense totaled $375,000 and $812,000 for the three-month and six-month periods ended June 30, 1999, respectively, compared to $360,000 and $702,000 for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 1999 and 33 percent for 1998.

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Shareholders' equity increased to $26.5 million at June 30, 1999 due primarily to retention of earnings, net of dividends paid. Unrealized losses, net of tax, on available-for-sale investment securities totaled $239,000 at June 30, 1999. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at June 30, 1999, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 14.35 percent at June 30, 1999. The Company's Tier 1 risk-based capital ratio was
13.22 percent at June 30, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 10.72 percent at June 30, 1999.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized," "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. The institution may also not be subject to any specific capital order or directive.

At June 30, 1999, both of the Company's subsidiary banks were in compliance with established guidelines.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Financial Information

Results of Operations (Continued)

Year 2000 Issues

The Company relies heavily upon computers for the daily conduct of business and will commit all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the Year 2000 and beyond.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

In accordance with sound management policy and directives from regulatory agencies, the Company began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating and cooling systems, alarms, vaults, elevators and other office equipment, and was completed in 1998. Items that were found to be noncompliant were slated for upgrade or replacement.

The Company presently believes that, with modification to existing software and conversion to new software, the Year 2000 problem will not be a significant operational problem for the Company's computer system or the third parties' computer systems with whom the Company relies upon.

Forward Looking Statements

Within these financial statements we have included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. We have used "forward looking statements" to describe the future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, Year 2000 uncertainties, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements," and undue reliance should not be placed on such statements.

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


ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended June 30, 1999.


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

       3(b) - Bylaws                                              Attachment

       11   - Statement Re Computation of Per Share Earnings      Attachment

       27   - Financial Data Schedule                             Attachment


(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.




/s/ H. Averett Walker
______________________________________
H. Averett Walker
President/Chief Executive Officer

Date: August 13, 1999




/s/ Michael T. O'Dillon
______________________________________
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date: August 13, 1999