Form 10QSB
period 1999-09-30
SNB BANCSHARES INC
filed 1999-11-09
CIK 925464

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999
                               -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from _________________________to______________________

Commission File Number 33-80076
                       ---------------------------------------------------------

                             SNB BANCSHARES, INC.
--------------------------------------------------------------------------------

                (Name of Small Business Issuer in its Charter)

              GEORGIA                                  58-2107916
---------------------------------------     ------------------------------------
      State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization                  Identification No.)

2918 RIVERSIDE DRIVE,                         MACON,  GEORGIA               31204
--------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                  (Zip Code)

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  3,340,624 Shares of $1.00 par value common stock as of September 30, 1999
------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One): ___ Yes ___ No

                     SNB BANCSHARES, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                       Page
                                                                                      Number
                                                                                   -------------
PART I    Financial Information

          Condensed Consolidated Balance Sheet                                            1

          Condensed Consolidated Statements of Income and Comprehensive Income            2

          Condensed Consolidated Statements of Cash Flows                                 4

          Notes to Condensed Consolidated Financial Statements                            5

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                           12


PART II   Other Information

          ITEM 1 Legal Proceedings                                                        20

          ITEM 2 Changes in Securities                                                    20

          ITEM 3 Defaults Upon Senior Securities                                          20

          ITEM 4 Submission of Matters to a Vote of Security Holders                      20

          ITEM 5 Other Information                                                        20

          ITEM 6 Exhibits and Reports on Form 8-K                                         21

PART I, ITEM 1
Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                    ASSETS

Cash and Due from Banks                                     $      11,097
                                                            -------------

Federal Funds Sold                                                  9,060
                                                            -------------

Investments Securities                                             37,754
                                                            -------------

Loans                                                             195,041
                                                            -------------

Premises and Equipment                                              8,049
                                                            -------------

Other Assets                                                        3,866
                                                            -------------

Total Assets                                                $     264,867
                                                            =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                    $     226,628
                                                            -------------

Borrowed Money                                                      8,600
                                                            -------------

Other Liabilities                                                   2,648
                                                            -------------

                                                                  237,876
                                                            -------------
Stockholders' Equity
  Common Stock, Par Value $1 Per Share; Authorized
    10,000 Shares; Issued and Outstanding 3,341 Shares              3,341
  Paid-In Capital                                                  12,612
  Retained Earnings                                                11,338
  Accumulated Other Comprehensive Income, Net of Tax                 (300)
                                                            -------------

                                                                   26,991
                                                            -------------

Total Liabilities and Stockholders' Equity                  $     264,867
                                                            =============


The accompanying notes are an integral part of this condensed consolidated balance sheet.

Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                  1999                1998
                                                            ---------------     --------------
Interest Income                                             $      5,165         $      4,493

Interest Expense                                                   2,172                2,057
                                                            ------------        -------------

Net Interest Income                                                2,993                2,436

Provision for Loan Losses                                            190                  198
                                                            ------------        -------------

Net Interest Income After Provision for Loan Losses                2,803                2,238

Noninterest Income                                                   746                  886

Noninterest Expense                                                2,474                2,181
                                                            ------------        -------------

Income Before Income Taxes                                         1,075                  943

Income Taxes                                                         286                  344
                                                            ------------        -------------

Net Income                                                           789                  599

Other Comprehensive Income, Net of Income Tax
  Unrealized Holding Gains (Losses)                                  (61)                 164
                                                            ------------        -------------

Comprehensive Income                                        $        728        $         763
                                                            ============        =============

Basic Earnings Per Share                                    $       0.24        $        0.19
                                                            ============        =============

Diluted Earnings Per Share                                  $       0.23        $        0.18
                                                            ============        =============

Weighted Average Common and Common Equivalent
  Shares Outstanding                                           3,373,145            3,155,500
                                                            ============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information

                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)
             ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                           1999                     1998
                                                                                     -----------------      ------------------
Interest Income                                                                      $          15,010       $         13,746

Interest Expense                                                                                 6,205                  5,856
                                                                                     -----------------      -----------------

Net Interest Income                                                                              8,805                  7,890

Provision for Loan Losses                                                                          528                    466
                                                                                     -----------------      -----------------

Net Interest Income After Provision for Loan Losses                                              8,277                  7,424

Noninterest Income                                                                               2,274                  1,861

Noninterest Expense                                                                              7,065                  6,234
                                                                                     -----------------      -----------------

Income Before Income Taxes                                                                       3,486                  3,051

Income Taxes                                                                                     1,098                  1,046
                                                                                     -----------------      -----------------

Net Income                                                                                       2,388                  2,005

Other Comprehensive Income, Net of Income Tax
  Unrealized Holding Gains (Losses)                                                               (498)                   195
                                                                                     -----------------      -----------------

Comprehensive Income                                                                 $           1,890      $           2,200
                                                                                     =================      =================

Basic Earnings Per Share                                                             $            0.71      $            0.64
                                                                                     =================      =================

Diluted Earnings Per Share                                                           $            0.71      $            0.60
                                                                                     =================      =================

Weighted Average Common and Common Equivalent
  Shares Outstanding                                                                         3,373,145              3,134,704
                                                                                     =================      =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)
                               ($ IN THOUSANDS)

                                                                                          1999                1998
                                                                                   -----------------    ----------------
Cash Provided by Operations                                                        $          3,150     $          3,157
                                                                                   ----------------     ----------------

Cash Flows from Investing Activities
  Net Sale (Purchase) of Investment Securities
    Available for Sale                                                                         (383)               4,160
  Net Sale of Investment Securities
    Held to Maturity                                                                          1,138                1,092
  Loans to Customers                                                                        (18,476)             (26,912)
  Purchase of Premises and Equipment                                                           (789)              (1,334)
  Other Real Estate and Repossessions                                                           424                  632
                                                                                   ----------------     ----------------

                                                                                            (18,086)             (22,362)
                                                                                   ----------------     ----------------

Cash Flows from Financing Activities
  Interest-Bearing Customer Deposits                                                         18,154               16,358
  Noninterest-Bearing Customer Deposits                                                      (9,099)              (9,918)
  Demand Note to the U.S. Treasury                                                              838                 (238)
  Issuance of Common Stock                                                                        -                  798
  Dividends Paid                                                                               (635)                (504)
  Federal Funds Purchased                                                                     1,461                6,263
  Repayments on Notes to Federal Home Loan Bank                                                (107)               1,670
                                                                                   ----------------     ----------------

                                                                                             10,612               14,429
                                                                                   ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                                                    (4,324)              (4,776)

Cash and Cash Equivalents, Beginning                                                         24,481               21,293
                                                                                   ----------------     ----------------

Cash and Cash Equivalents, Ending                                                  $         20,157     $         16,517
                                                                                   ================     ================

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

For the three months ended September 30, 1999, other comprehensive income is comprised of the following:

                                                    Before Tax         Tax Effect          Net of Tax
                                                  ---------------     -------------       -------------
                                                                    ($ in Thousands)
Unrealized Loss on Securities
  Loss Arising During Year                                $(182)            $(120)               $(62)
  Reclassification Adjustment                                 2                 1                   1
                                                  ---------------     -------------       -------------

Net Unrealized Loss                                       $(180)            $(119)               $(61)
                                                  ===============     =============       =============

Financial Information

(2)  Loans

Loans as of September 30, 1999 are comprised of the following:

                                                                                      ($ in
                                                                                    Thousands)
                                                                                  --------------
Commercial                                                                           $ 38,174
Real Estate-Construction                                                               15,791
Real Estate-Other                                                                     122,300
Installment Loans to Individuals for Personal Expenditures                             17,228
Other                                                                                   4,032
                                                                                  --------------

                                                                                      197,525
Allowance for Loan Losses                                                              (2,356)
Unearned Interest and Fees                                                               (128)
                                                                                  --------------

                                                                                     $195,041
                                                                                  ==============

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


(3)  Earnings Per Share

Earnings per share are recorded under SFAS 128 as basic and fully diluted. Basic earnings per share exclude the dilutive effects of options, warrants and other common stock equivalents. Diluted earnings per share include the dilutive effect of common stock equivalents. The following presents earnings per share for the three and nine months ended September 30, 1999 under the requirements of SFAS 128:

Financial Information


(3)  Earnings Per Share (Continued)

                                                         Three Months         Nine Months
                                                            Ended                Ended
                                                        September 30,        September 30,
                                                             1999                 1999
                                                        --------------       --------------
Basic Earnings Per Share
  Net Income Per Common Share                            $       0.24         $      0.71
  Weighted Average Common Shares                            3,340,624           3,340,624

Diluted Earnings Per Share
  Net Income Per Common Share                            $       0.23         $      0.71
  Weighted Average Common Shares                            3,373,145           3,373,145

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $18.3650 and $18.6609 for the three and nine month periods, respectively. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.


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

The following table presents the Company's loan loss experience on all loans for the three months ended September 30:

Financial Information

(4)  Allowance for Loan Losses (Continued)

                                                                              ($ in Thousands)
                                                                       ----------------------------
                                                                           1999            1998
                                                                       ------------     -----------
Allowance for Loan Losses, July 1                                            $2,258     $     2,007
                                                                       ------------     -----------


Charge-Offs
  Commercial, Financial and Agricultural                                         55               6
  Real Estate - Mortgage                                                          -               -
  Consumer                                                                       42             224
                                                                       ------------     -----------

                                                                                 97             230
                                                                       ------------     -----------

Recoveries
  Commercial, Financial and Agricultural                                          -               -
  Real Estate - Mortgage                                                          -               -
  Consumer                                                                        5               9
                                                                       ------------     -----------

                                                                                  5               9
                                                                       ------------     -----------

Net Charge-Offs                                                                (92)            (221)
                                                                       -----------      -----------

Provision for Loan Losses                                                      190              198
                                                                       -----------      -----------

Allowance for Loan Losses, September 30                                $     2,356      $     1,984
                                                                       ===========      ===========

Ratio of Net Charge-Offs to Average Loans                                    (0.05)%          (0.14)%
                                                                       ===========      ===========

Financial Information

(4)  Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the nine months ended September 30:

                                                                           ($ in Thousands)
                                                                    ------------------------------
                                                                        1999             1998
                                                                    ------------     -------------
Allowance for Loan Losses, January 1                                      $2,070            $1,861
                                                                    ------------     -------------

Charge-Offs
  Commercial, Financial and Agricultural                                      68                22
  Real Estate - Mortgage                                                       -                 -
  Consumer                                                                   249               375
                                                                    ------------     -------------

                                                                             317               397
                                                                    ------------     -------------

Recoveries
  Commercial, Financial and Agricultural                                      38                 8
  Real Estate - Mortgage                                                       -                 -
  Consumer                                                                    37                46
                                                                    ------------     -------------

                                                                              75                54
                                                                    ------------     -------------

Net Charge-Offs                                                             (242)             (343)
                                                                    ------------      ------------

Provision for Loan Losses                                                    528               466
                                                                    ------------      ------------

Allowance for Loan Losses, September 30                                   $2,356            $1,984
                                                                    ============     =============

Ratio of Net Charge-Offs to Average Loans                                  (0.13)%           (0.06)%
                                                                    ============      ============


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

Financial Information


(5)  Investment Securities

Investment securities as of September 30, 1999 are summarized as follows:

                                                                       Gross                Gross
                                               Amortized             Unrealized           Unrealized               Fair
Securities Available for Sale                     Cost                 Gains                Losses                Value
                                            -----------------     -----------------    -----------------     -----------------
                                                                            ($ in Thousands)
U.S. Treasuries                                  $       994               $     8                                  $   1,002
U.S. Government Agencies
  Mortgage Backed                                      9,873                     5           $    (160)                 9,718
  Other                                               17,692                                      (262)                17,430
State, County and Municipal                            5,090                    41                 (77)                 5,054
Other                                                  1,542                                        (9)                 1,533
                                            ----------------      ----------------     ---------------       ----------------

                                                 $    35,191               $    54           $    (508)             $  34,737
                                            ================      ================     ===============       ================

Securities Held to Maturity

State, County and Municipal                      $     3,017               $    45           $      (3)             $   3,059
                                            ================      ================      ==============       ================


Unrealized holding losses, net of tax, on securities available for sale approximating $300,000 have been recorded in stockholders' equity as of September 30, 1999.


(6)  Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 1999:

                                                ($ in
                                              Thousands)
                                            --------------

Land                                             $ 2,116
Building                                           4,041
Furniture, Fixtures and Equipment                  4,298
Leasehold Improvements                               195
Construction in Progress                             218
                                               ---------

                                                  10,868
                                                  (2,819)
                                               ---------

                                                 $ 8,049
                                               =========


Depreciation charged to operations totaled $109,002 for the three months ended September 30, 1999 and $526,049 for the nine months ended September 30, 1999.

Financial Information

(7)  Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which granted key officers the right to purchase shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year. A summary of option transactions through September 30, 1999 follows:


                                                                 Incentive
                                                                   Stock
                                                                  Options
                                                             ---------------

Granted                                                               62,500
Canceled                                                                   -
Exercised                                                                  -
                                                             ---------------

Outstanding, September 30, 1999                                       62,500
                                                             ===============

Eligible to be Exercised, September 30, 1999                          25,000
                                                             ===============

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of September 30, 1999, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of September 30, 1999 are as follows:

                                        Actual             Minimum
                                   --------------      ----------------

Tier 1 Capital Ratio                   12.99%                4.00%
Total Capital Ratio                    14.13%                8.00%
Leverage Ratio                         10.84%                4.00%



(8)  Noncash Financing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

                                                                      1999               1998
                                                                 -------------      -------------
Acquisition of Real Estate through Loan Foreclosure              $           -      $     349,384
                                                                 =============      =============

PART I, ITEM 2
Financial Information


                     SNB BANCSHARES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the three-month and nine-month periods ended September 30, 1999 and 1998. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County and Security Bank of Houston County (formerly Crossroads Bank of Georgia). SNB and its wholly-owned subsidiaries are collectively known as "the Company."

Overview

The Company's net income for the three-month and nine-month periods ended September 30, 1999 was $789,000 and $2,388,000 or $0.23 and $0.71 diluted earnings per share, compared to $599,000 and $2,005,000 or $0.18 and $0.60 in the same three-month and nine-month periods in the preceding year. The increase in net income for the three-month and nine-month periods ended September 30, 1999 primarily relates to the continued growth of the Company largely recognized in its loan portfolio.

The Company recorded an annualized return on average assets of 1.26 percent for the nine-month period ended September 30, 1999 compared to 1.22 percent for the same period in 1998. Return on average equity of 12.11 percent was recorded for the nine-month period ended September 30, 1999, compared to 11.13 percent for the same period in 1998.

At September 30, 1999, the Company had total assets of $265 million compared to $252 million at December 31, 1998. Management attributes the majority of this increase to the continued loan and deposit growth. In relation, total interest earning assets increased 6.6 percent over this time frame amounting to $242 million or 91.31 percent of total assets as of September 30, 1999, compared to $227 million or 89.81 percent of total assets as of December 31, 1998. The Company has introduced a retail banking Internet service which has been well received by customers, whereby the customers can pay bills, open accounts, apply for loans and communicate with the bank via e-mail. As it is a new service however, little growth can currently be attributed to this product.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $2.7 million to $11 million at September 30, 1999 from $13.8 million at December 31, 1998 and federal funds sold decreased by $1.6 million or 14.94 percent to $9.1 million at September 30, 1999 from $10.7 million at December 31, 1998. These are normal fluctuations seen in the conduct of customer business and the increased loan demand upon the Company.

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have also decreased modestly since December 31, 1998 when investment securities totaled $39.3 million. As of September 30, 1999, investment securities totaled $37.8 million, a decrease of $1.5 million or 3.9 percent since December 31, 1998. The net decrease was primarily due to an increase in mortgage-backed and U. S. Agency securities offset by the sales and maturity of U. S. Treasury and municipal securities. This fluctuation is also considered a normal result of everyday business operations as the liquidity and loan needs of the customers are addressed. The Company's investment in securities is largely centered in U.S. Government Agency securities and primarily classified as available for sale.

Loans Receivable, Net

Aggregate loans receivable totaled $195 million at September 30, 1999, an increase of $18 million or 10.1 percent from $177.1 million at December 31, 1998. The majority of new loans being funded are commercial and residential mortgage loans. The mix of loans is substantially unchanged at those dates.

Nonperforming Assets

The Company's level of nonperforming assets remains relatively unchanged at approximately $1.7 million or 0.6 percent of total assets at September 30, 1999 compared to $1.5 million or 0.6 percent at December 31, 1998. Nonperforming loans increased $619,000 or 77.7 percent from $797,000 at December 31, 1998 to approximately $1.4 million at September 30, 1999. This increase results from a
308.4 percent increase of loans past due 90 days or more and still accruing interest.

The amount of other real estate owned that was held by the Company on September 30, 1999 totaled $235,000, a decrease of $486,000 or 67.4 percent since December 31, 1998. Approximately $296,000 of this decrease is due to the sale of one foreclosed property by Security Bank of Houston County. The Bank recognized a loss on the sale of this property in the amount of $67,000. The remainder of the decrease is attributed to various sales of properties held by Security Bank of Bibb County as of December 31, 1998. There were no foreclosures of real estate during the third quarter of 1999.

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of September 30, 1999:

                                                                                            ($ in
                                                                                          Thousands)
                                                                                       ---------------
     Impaired and Other Nonaccrual Loans                                                $       587
     Loans Past Due 90 Days or More and Still Accruing Interest                                 829
     Restructured Loans not Included in the Above                                                 -
                                                                                       ------------

     Total Nonperforming Loans                                                                1,416

     Other Real Estate Owned                                                                    235
                                                                                       ------------

     Total Nonperforming Assets                                                         $     1,651
                                                                                       ============

Deposits

Deposits increased $9.1 million or 4.16 percent from $217.6 million at December 31, 1998 to $226.6 million at September 30, 1999. The nominal increase in deposits is attributed to the Company's continued growth in the middle Georgia area. Interest-bearing deposits actually increased $18.2 million or 10.9 percent over the same time period.

Equity

At September 30, 1999, total equity was $27 million or 10.19 percent of total assets compared to $25.7 million or 10.18 percent of total assets as of December 31, 1998. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid.


Results of Operations

Net Income

The Company's net income increased 31.9 percent to $789,000 for the three months ended September 30, 1999, compared to $599,000 recorded in the comparable prior period. Net income increased 19.1 percent to $2,388,000 for the nine months ended September 30, 1999, compared to $2,005,000 for the comparable period. This increase in net income is primarily due to the continued loan growth resulting in increases of 22.7 percent and 12.7 percent in interest and fees on loans for the three- and nine-month periods, respectively, along with an increase in mortgage origination fees resulting from the establishment of the Company's Houston and Chatham County mortgage lending offices.

Financial Information

Results of Operations (Continued)

Net Interest Income

The Company's net interest margin increased from 5.13 percent for the nine months ended September 30, 1998 to 5.27 percent for the same period in 1999. Net interest income before the provision for loan losses amounted to $3.0 million and $8.8 million for the three and nine month periods, respectively, ending September 30, 1999 versus $2.4 million and $7.9 million for the comparable periods ending September 30, 1998.

Total interest income increased to $5.2 million and $15.0 million for the three- and nine-month periods ended September 30, 1999 from $4.5 million and $13.7 million during the comparable prior periods. The increase was primarily the result of an increase in the average interest-earning assets of $27.5 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Additionally, the yield earned on average interest-earning assets decreased 13 basis points during the nine months ended September 30, 1999 compared to the 1998 period.

Total interest expense increased minimally by $115,000 and $350,000 to $2.2 million and $6.2 million for the three and nine months ended September 30, 1999 from $2.1 million and $5.9 million for the comparable prior periods. The increase was due to an increase in interest expense associated with deposits, where the average balance increased by $28.0 million during the nine months ended September 30, 1999 compared to the 1998 period.

The following table presents the effective yields and costs of funds for the nine month periods ended September 30, 1999 and 1998:

Average Balance Sheets

                                                                 Average Balance                         Rate/Yield
                                                                Nine Months Ended                    Nine Months Ended
                                                                  September 30                          September 30
                                                        ----------------------------------     -------------------------------
                                                             1999                1998              1999              1998
                                                        --------------     ---------------     ------------    ---------------
                                                                ($ in Thousands)
Interest-Earning Assets
  Loans                                                      $186,153            $154,476             9.52%              9.98%
  Securities                                                   36,037              36,692             6.36               5.68
  Federal Funds Sold                                            4,398               7,956             4.55               6.57
                                                        -------------      --------------      -----------     --------------

Total Interest-Earning Assets                                $226,588            $199,124             8.92%              9.05%
                                                        =============      ==============      ===========     ==============

Interest-Bearing Liabilities
  Deposits                                                   $218,036            $189,995             3.60%              3.95%
  Borrowings                                                    8,241               4,805             5.02               6.12
                                                        -------------      --------------      -----------     --------------

Total Interest-Bearing Liabilities                           $226,277            $194,800             3.66%              4.01%
                                                        =============      ==============      ===========     ==============

Interest Rate Spread                                                                                  5.26%              5.04%
                                                                                               ===========     ==============

Net Interest Margin                                                                                  5.27%              5.13%
                                                                                               ===========     ==============

Financial Information

Results of Operations (Continued)

Interest Income and Interest Expense  (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Rate/Volume Analysis

                                                                                     Changes From 1998 to 1999 (1)
                                                                           ---------------------------------------------------
                                                                                                                      Net
                                                                               Volume             Rate               Change
                                                                           ---------------     ------------     --------------
                                                                                            ($ in Thousands)
Interest Income
  Loans                                                                            $4,136         $(1,814)            $ 2,322
  Securities                                                                          (55)            265                 210
  Federal Funds Sold                                                                 (337)            (41)               (378)
                                                                           --------------      ----------       -------------

Total Interest Income                                                               3,744          (1,590)              2,154
                                                                           --------------      ----------       -------------

Interest Expense
  Deposits                                                                          1,109            (663)                446
  Borrowings                                                                          286             (54)                232
                                                                           --------------      ----------       -------------

Total Interest Expense                                                              1,395            (717)                678
                                                                           --------------      ----------       -------------

Net Interest Income                                                                $2,349          $ (873)            $ 1,476
                                                                           ==============      ==========       =============


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

Financial Information

Results of Operations  (Continued)

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month and nine-month periods ended September 30, 1999, the provision for loan losses amounted to $190,000 and $528,000. The provision for loan losses was $198,000 and $466,000 for the three- and nine-month periods ended September 30, 1998.

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

Noninterest Income and Expense

Noninterest income for the three and nine months ended September 30, 1999 was $746,000 and $2.3 million, respectively, compared to $886,000 and $1.9 million for the comparable prior periods. The increase for the nine-month period was largely the result of an increase in mortgage origination fees generated by the Company's mortgage lending offices operated in Warner Robins and Savannah, Georgia. Service charges on deposit accounts remained relatively unchanged for the three- and nine-month periods amounting to $406,000 and $1.1 million for 1999 and $381,000 and $1.1 million for 1998.

Total noninterest expense was $2.5 million and $7.1 million for the three and nine months ended September 30, 1999 compared to $2.2 million and $6.2 million for the comparable periods in 1998. This increase can be attributed to the continued growth of the Company through personnel and capital assets. Salaries and employee benefits increased 14.5 percent and 15.6 percent to $1.4 million and $3.9 million for the three and nine months ended September 30, 1999 compared to $1.2 million and $3.4 million for the comparable period in 1998.

Income Taxes

Income tax expense totaled $286,000 and $1.1 million for the three- and nine-month periods ended September 30, 1999 compared to $345,000 and $1.0 million for the comparable prior periods. These amounts resulted in the effective tax rates of 32 percent for the nine months ended September 30, 1999 and 34 percent for the nine months ended September 30, 1998.

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders' equity increased $1.3 million to $27.0 million at September 30, 1999 due primarily to retention of earnings, net of dividends paid. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at September 30, 1999, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 14.13 percent at September 30, 1999. The Company's Tier 1 risk-based capital ratio was
12.99 percent at September 30, 1999.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 10.84 percent at September 30, 1999.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well-capitalized," "adequately-capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. The institution may also not be subject to any specific capital order or directive.

At September 30, 1999, both of the Company's subsidiary banks were in compliance with established guidelines.

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

ITEM 1

Legal Proceedings

None

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB,
Exhibit 99(a) footnote 24, filed with the Securities and Exchange Commission for the year ended December 31, 1998 (File No. 000-23261).

ITEM 3

Defaults Upon Senior Securities

None

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 30, 1999.

ITEM 5

Other Information

None

PART II
Other Information (Continued)

ITEM 6

Exhibits and Reports on Form 8-K

                                                                                          Page
                                                                                  ---------------------
(a)    Exhibits Included Herein and Incorporated by Reference:

       3(a)    -    Articles of Incorporation                                              N/A
               -    Filed as Exhibit 3.2 to the Registrant's Registration
                    Statement on Form S-4 (File No. 333-49977) Filed with the
                    Commission on April 13, 1999 and Incorporated Herein

       3(b)    -    Bylaws                                                                 N/A
               -    Filed as Exhibit 3(b) to the Registrant's 10-QSB (File No.
                    000-23261). Filed with the Commission on August 13, 1999 and
                    Incorporated Herein

       11      -    Statement Re Computation of Per Share Earnings                      Attachment

       27      -    Financial Data Schedule                                             Attachment

(b)          Reports on Form 8-K

             No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


SNB BANCSHARES, INC.


/s/ H. Averett Walker
-----------------------------------
H. Averett Walker
President/Chief Executive Officer

Date: 11/8/99
     ------------------------------


/s/ Michael T. O'Dillon
-----------------------------------
Michael T. O'Dillon
Senior Vice-President/Treasurer/Chief Financial Officer

Date: 11/8/1999
     ------------------------------