Form 10KSB
period 1999-12-31
SNB BANCSHARES INC
filed 2000-03-27
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Fee Required)

For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(No Fee Required)

For the Transition Period from_________________to________________________

Commission File Number 000-23261

SNB BANCSHARES, INC.

(Name of Small Business Issuer in its Charter)

GEORGIA

State or Other Jurisdiction of Incorporation or Organization

58-2107916

(I.R.S. Employer Incorporation or Organization Identification No.)

2918 RIVERSIDE DRIVE

MACON, GEORGIA 31204

(Address of Principal Executive Offices

Issuer's Telephone Number (912) 722-6200

Securities Registered Under Section 12(b) of the Exchange Act: NONE

Securities Registered Under Section 12(g) of the Exchange Act:

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $23,475,142 for year ended December 31, 1999.

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $52,614,828 Based on Prices as of March 3, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,340,624 shares of $1.00 par value common stock as of December 31, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Proxy Statement for the annual meeting of stockholders on April 29, 1999 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one): Yes X No

Part I

Item 1

BUSINESS

General

SNB Bancshares, Inc. (SNB) is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County ("SB-Bibb") under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the shareholders of SB-Bibb on August 2, 1994, the shareholders of SB-Bibb voted in favor of a plan of reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SNB. SB-Bibb has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of SB-Bibb, its Board of Directors, staff and physical office locations underwent no changes as a result of the reorganization.

On August 8, 1998, SNB acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Security Bank of Houston County (formerly Crossroads Bank of Georgia) ("SB-Houston") in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information shown below has been restated as if this business combination had always existed. The parent company of SB-Houston was subsequently dissolved. SB-Houston now operates as a wholly-owned subsidiary of SNB.

History and Business of the Subsidiaries

Substantially all of the business of SNB is conducted through its two subsidiary banks. A brief description of each Bank's history and business operations is discussed below.

SB-BIBB

SB-Bibb is a state-chartered bank which engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The Bank now operates six full-service offices in Macon, Georgia and has a mortgage loan office in Warner Robins, Georgia. On March 1, 1999, the Bank converted its banking charter from a national to a state charter and changed its name from Security National Bank to Security Bank of Bibb County.

The Bank offers a full range of deposit products, lending services (including a specialized mortgage division), internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories and other services for the convenience of its customers. No trust services are currently offered. The Bank provides its own data processing services.

As of December 31, 1999, SB-Bibb had total assets of $188.3 million, total deposits of $155.4 million and total stockholders' equity of $15.2 million. Net income amounted to $2.1 million for the year ended December 31, 1999.

Part I (Continued)

Item 1 (Continued)

SB-HOUSTON

SB-Houston commenced operation in 1987 as a state-chartered bank in Perry, Houston County, Georgia. The Bank currently operates four full-service facilities in Houston County, having added two full-service branches in Warner Robins, Georgia. SB-Houston's main office remains at 1208 Washington Street, Perry, Georgia. The Bank established its fourth full-service office during the first quarter of 2000. This office is located on Houston Lake Road in Warner Robins.

SB-Houston operates a full-service commercial banking business and provides a wide range of banking services, including checking and savings accounts, a broad range of certificates of deposit, agricultural, consumer, commercial and real estate loans, internet banking, safe deposit boxes, credit cards, night depositories and 24-hour automated teller machines. SB-Houston's customers reside mainly in the Houston County area. No trust services are currently offered. Data services are provided by SB-Bibb.

As of December 31, 1999, SB-Houston had total assets of $94.3 million, total deposits of $86.0 million, and stockholders' equity of $7.4 million. Net income for the year ended December 31, 1999 totaled $1.2 million.

Market Area

SNB primarily serves the residents of Bibb and Houston counties, with estimated populations of 156,000 and 105,000, respectively, as of July 1998. SNB also conducts business to a lesser extent in the surrounding counties of Jones, Monroe, Twiggs, Crawford, Peach and Wilkinson. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia, and the ultimate collectiblity of the loans and future growth of the Company are largely dependent upon economic conditions in the middle Georgia area. The Company's agricultural loans are negligible. The economy of the middle Georgia area has been generally favorable in recent years, although population growth has been moderate at best. Robins Air Force Base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

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

Employees

As of December 31, 1999, the Company had 130 employees on a full-time equivalent basis. SNB considers its relationship with its employees to be excellent.

Part I (Continued)

Item 1 (Continued)

Supervision and Regulation

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and to a more limited extent the Company s subsidiaries.

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

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of nonbank subsidiaries with an inspection process to ascertain whether such nonbanking subsidiaries enhance or detract from the Company s ability to serve as a source of strength for the Bank.

Part I (Continued)

Item 1 (Continued)

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

The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank holding companies. The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Tier 1 capital for banking organizations includes common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate,exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

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

At December 31, 1999, SNB exceeded the minimum Tier 1, risk-based and leverage ratios. The table which follows sets forth certain capital information for the Company as of December 31, 1999.

Part I (Continued)

Item 1 (Continued)
CAPITAL ADEQUACY ($ in Thousands)

	December 31, 1999
	Amount	Percent

Leverage Ratio
Actual	$27,930,978	10.84%
Minimum Required (1)	10,303,846	4.00%

Risked-Based Capital:

Tier 1 Capital
Actual	27,930,978	12.30%
Minimum Required	9,086,117	4.00%

Total Capital
Actual	30,258,159	13.32%
Minimum Required	18,172,234	8.00%

1. Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

Part I (Continued)

Item 1 (Continued)

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

In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted interstate branching, although only through merger and acquisition. In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years. Georgia has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act (the "GLB Act") dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities and also includes some additional activities that are complementary to such financial activities.

The definition of activities that are financial in nature is handled by the GLB Act in two ways. First, there is a laundry list of activities that are designated as financial in nature. Second, the authorization of new activities as financial in nature or incidental to a financial activity requires a consultative process between the Federal Reserve Board and the Secretary of the Treasury with each having the authority to veto proposals of the other. The Federal Reserve Board has the discretion to determine what activities are complementary to financial activities.

Part I (Continued)

Item 1 (Continued)

The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank's direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

Since the Bank Holding Company Act of 1956, and subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it has also limited the types of companies that a bank holding company can control. The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto. A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board, in coordination with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

The GLB Act also amends the Bank Holding Company Act to prescribe eligibility criteria for financial holding companies, defines the scope of activities permitted for bank holding companies that do not become financial holding companies, and establishes consequences for financial holding companies that cease to maintain the status needed to qualify as a financial holding company.

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act's amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

Part I (Continued)

Item 1 (Continued)

The GLB Act retains the basic structure of the Bank Holding Company Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is now subject to the amended Section 4(c)(8) of the Bank Holding Company Act which freezes the activities that are authorized and defined as closely related to banking activities. Under this Section a bank holding company is not eligible for the expanded activities permitted under new Section 4(k) and is limited to those specific activities previously approved by the Federal Reserve Board.

The GLB Act also addresses the consequences when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purpose of the Act.

The GLB Act is essentially a dramatic liberalization of the restrictions placed on banks, especially bank holding companies, regarding the areas of financial businesses in which they are allowed to compete.

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

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

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

Part I (Continued)

Item 1 (Continued)

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

Expansion through Branching, Merger or Consolidation

With respect to expansion, the Banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

  in adjacent counties in certain situations, or
  by means of merger or consolidation with a bank which has been in existence for at least five years.

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

Part I (Continued)

Item 1 (Continued)

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

Part I (Continued)

Item 1 (Continued)

Community Reinvestment Act

The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution s primary federal regulator, in connection with its examination of the institution, to assess the institution s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency s assessment of the institution s record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution s capacity and constraints; (iii) the institution s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution s overall rating. Each of SNB's subsidiary banks received a "high satisfactory" CRA rating as a result of their last CRA examination.

Proposed Legislation

Legislation is regularly considered and adopted by both the United States Congress and the Georgia General Assembly. Such legislation could result in regulatory changes and changes in competitive relationships for banks and bank holding companies. The effect of such legislation on the business of the Company and the Banks cannot be predicted.

Part I (Continued)

Item 1 (Continued)

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

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company s programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

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

The Company reports no problems in data processing or retrieval and has experienced no delays in operations due to the Year 2000 rollover.

Item 2

PROPERTIES

SNB's subsidiaries, SB-Bibb and SB-Houston, owned nine full-service banking locations as of December 31, 1999. Leased properties include one full-service branch, one mortgage lending facility and SB-Bibb's operations center, which houses its in-house data processing facility and operational support functions. The net book value of all facilities including furniture, fixtures and equipment totaled $8,284,000 as of December 31, 1999. Management considers that its properties are well maintained.

Part I (Continued)

Item 3

LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 1999, there are no material pending legal proceedings to which SNB or its subsidiaries are a party or of which any of its property is the subject.

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
Year Ended December 31, 1999	High	Low	Close	Dividend Per Share

Fourth Quarter	$18.50	$14.00	$14.13	$0.065
Third Quarter	20.00	16.00	16.00	0.065
Second Quarter	20.25	15.31	20.00	0.065
First Quarter	20.50	14.75	18.50	0.060
Year Ended December 31, 1998	High	Low	Close	Dividend Per Share

Fourth Quarter	$21.00	$17.00	$20.00	$0.060
Third Quarter	25.00	19.00	19.50	0.060
Second Quarter	25.00	22.20	23.94	0.063
First Quarter	23.00	18.00	22.00	0.037

As of March 15, 2000 the Company had approximately 689 shareholders of record.