Form 10-Q
period 2000-03-31
SNB BANCSHARES INC
filed 2000-05-12
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from to

Commission File Number 33-80076

SNB BANCSHARES, INC. (Name of Small Business Issuer in its Charter)
GEORGIA State or Other Jurisdiction of Incorporation or Organization		58-2107916 (I.R.S. Employer Identification No.)

2918 RIVERSIDE DRIVE MACON, GEORGIA 31204 (Address of Principal Executive Offices, with Zip Code)
(912) 722-6200 Issuer's Telephone Number

SAME AS ABOVE (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

3,340,624 Shares of $1.00 par value common stock as of March 31, 2000

Transitional Small Business Disclosure Format (Check One): Yes No

SNB BANCSHARES, INC. AND SUBSIDIARIES

INDEX

		Page Number

PART I	Financial Information

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income and Comprehensive Income	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

PART II	Other Information

	ITEM 1 Legal Proceedings	15

	ITEM 2 Changes in Securities	15

	ITEM 3 Defaults Upon Senior Securities	15

	ITEM 4 Submission of Matters to a Vote of Security Holders	15

	ITEM 5 Other Information	15

	ITEM 6 Exhibits and Reports on Form 8-K	16

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

ASSETS

	March 31, 2000 (Unaudited)	December 31, 1999

Cash and Due from Banks	$ 14,303	$ 15,005

Federal Funds Sold	3,271	6,125

Investments Securities	41,639	45,087

Loans	212,234	205,102

Premises and Equipment	8,606	8,284

Other Real Estate	268	125

Other Assets	4,031	3,755

Total Assets	$284,352	$283,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$239,549	$237,418

Demand Notes to U.S. Treasury	599	435

Other Borrowed Money	13,531	15,389

Other Liabilities	2,671	2,768

	256,350	256,010
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000 Shares, Issued 3,341 Shares	3,341	3,341
Paid-In Capital	12,612	12,612
Retained Earnings	12,569	11,979
Accumulated Other Comprehensive Income (Loss), Net of Tax	(520)	(459)

	28,002	27,473

Total Liabilities and Stockholders' Equity	$284,352	$283,483

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2000	1999
Interest Income
Loans, Including Fees	$ 4,888	$ 4,289
Investment Securities	598	540
Other	114	34

	5,600	4,863
Interest Expense
Deposits	2,240	1,878
Federal Funds Purchased	90	47
Demand Notes Issued to the U.S. Treasury	8	4
Other	89	45

	2,427	1,974

Net Interest Income	3,173	2,889

Provision for Loan Losses	228	189

Net Interest Income After Provision for Loan Losses	2,945	2,700

Noninterest Income	698	759

Noninterest Expense	2,400	2,215

Income Before Income Taxes	1,243	1,244

Income Taxes	435	437

Net Income	808	807

Other Comprehensive Income (Loss), Net of Income Tax
Unrealized Holding Losses	(61)	(151)

Comprehensive Income	$ 747	$ 656

Basic Earnings Per Share	$ 0.24	$ 0.24

Diluted Earnings Per Share	$ 0.24	$ 0.24

Weighted Average Common Shares Outstanding	3,340,624	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Cash Provided by Operations	$ 900	$ 856

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(4,557)	(4,732)
Sale of Securities Available for Sale	1,765	3,823
Maturities of Securities Available for Sale	5,850	2,115
Maturities of Securities Held to Maturity	280	1,138
Net Loans Made to Customers	(7,584)	(7,769)
Purchase of Premises and Equipment	(508)	(221)
Proceeds from Sale of Other Real Estate	77	132

	(4,677)	(5,514)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(7,118)	(10,336)
Net Increase in Interest-Bearing Deposits	9,249	4,119
Repayment of Federal Funds Purchased	(1,803)	(302)
Repayment of Demand Note to the U.S. Treasury	164	113
Proceeds From (Principal Payments on) Other Borrowed Money	(54)	(54)
Dividends Paid	(217)	(200)

	221	(6,660)

Net Decrease in Cash and Cash Equivalents	(3,556)	(11,318)

Cash and Cash Equivalents, Beginning	21,130	24,481

Cash and Cash Equivalents, Ending	$ 17,574	$ 13,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank (formerly Security National Bank), located in Macon, Georgia and Crossroads Bank of Georgia, located in Perry, Georgia (the Banks). All intercompany accounts have been eliminated in consolidation. Crossroads was acquired on August 8, 1998 in a business combination accounted for as a pooling of interests. Accordingly, all financial information presented herein prior to August 8, 1998 has been restated.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of March 31, 2000 are comprised of the following:

($ in Thousands)

Commercial	$ 43,996
Real Estate-Construction	20,017
Real Estate-Other	130,393
Installment Loans to Individuals for Personal Expenditures	17,552
All Other	2,757

214,715
Allowance for Loan Losses	(2,380)
Unearned Interest and Fees	(101)

$212,234

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common shareholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the quarter ended March 31, 2000 under the requirements of SFAS 128:

Basic Earnings Per Share
Net Income Per Common Share	$0.24
Weighted Average Common Shares	3,340,624

Diluted Earnings Per Share
Net Income Per Common Share	$0.24
Weighted Average Common Shares	3,349,154

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $15.2878. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Bank's loan loss experience on all loans for the three months ended March 31:

	($ in Thousands)

	2000	1999

Allowance for Loan Losses, January 1	$2,327	$2,070

Charge-Offs
Commercial, Financial and Agricultural	27	9
Real Estate - Mortgage	-	-
Consumer	169	142

	196	151

Recoveries
Commercial, Financial and Agricultural	1	-
Real Estate - Mortgage	-	-
Consumer	20	13

	21	13

Net Charge-Offs	(175)	(138)

Provision for Loan Losses	228	189

Allowance for Loan Losses, March 31	$2,380	$2,121

Ratio of Net Recoveries to Average Loans	(0.08)%	(0.08)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of March 31, 2000 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 500			$ 500
U.S. Government Agencies
Mortgage Backed	10,879	$ 7	$(245)	10,641
Other	20,240	15	(519)	19,736
State, County and Municipal	6,633	18	(128)	6,523
Other	1,543	64		1,607

	$39,795	$104	$(892)	$39,007

Securities Held to Maturity

State, County and Municipal	$ 2,632	$ 13	$ (14)	$ 2,631

Unrealized holding losses, net of tax, on securities available for sale in the amount of $520,000 have been charged to stockholders' equity as of March 31, 2000.

(6) Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which granted key officers the right to purchase shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of gra

In 1999, the board of directors of SNB Bancshares, Inc. adopted another incentive stock option plan which granted certain officers and key employees the right to purchase 83,500 shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and an additional 10,000 options were granted at $17.94 per share in September 1999. The terms of the 1999 incentive stock option

A summary of option transactions for the first quarter of 2000 follows:

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Stockholders' Equity (Continued)

Incentive Stock Options

Granted	146,000
Canceled	-
Exercised	-

Outstanding, March 31, 2000	146,000

Eligible to be Exercised, March 31, 2000	37,500

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of March 31, 2000, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of March 31, 2000 are as follows:

	Actual	Minimum

Tier 1 Capital Ratio	12.83%	4.00%
Total Capital Ratio	13.90%	8.00%
Leverage Ratio	10.17%	4.00%

(7) Noncash Financing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2000	1999

Acquisition of Real Estate through Loan Foreclosure	$224,000	$ -

(8) Other Comprehensive Income

For the three months ended March 31, 2000, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Loss Arising During Year	$(98)	$(33)	$(65)
Reclassification Adjustment	6	2	4

Net Unrealized Loss	$(92)	$(31)	$(61)

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 2000 and 1999. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Bibb )

Overview

The Company's net income for the three-month period ended March 31, 2000 was $808,000 or $.24 diluted earnings per share, which is relatively unchanged when compared to the same three-month period in the preceding year when net income equaled $807,000 or $.24 per share. The Company recorded an annualized return on average assets of 1.16 percent for the three-month period ended March 31, 2000 compared to 1.33 percent for the same period in 1999. Return on average equity was 11.76 percent

Asset growth has been minimal since December 31, 1999. At March 31, 2000, the Company had total assets of $284 million compared to $283 million at December 31, 1999. Total interest-earning assets remained relatively the same over this time frame amounting to $271 million or 95.46 percent of total assets as of March 31, 2000, compared to $271 million or 95.71 percent of total assets as of December 31, 1999.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $0.7 million to $14.3 million at March 31, 2000 from $15.0 million at December 31, 1999 and federal funds sold decreased by $2.8 million or 46.60 percent to $3.3 million at March 31, 2000 from $6.1 million at December 31, 1999.

Investment Securities

Investment securities have also shown a moderate decrease since December 31, 1999 when investment securities totaled $45.1 million. As of March 31, 2000, investment securities totaled $41.6 million, a decrease of $3.5 million or 7.6 percent since December 31, 1999. Management attributes a significant portion of this fluctuation to the customer demand for funding new loans. The Company's investment in securities is largely centered in U.S. Government Agency securities.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Loans Receivable, Net

Aggregate loans receivable totaled $212.2 million at March 31, 2000, an increase of $7.1 million or 3.48 percent from $205.1 million at December 31, 1999. The mix of loans is substantially unchanged at those dates.

Nonperforming Assets

The Company's total nonperforming assets increased to approximately $2.4 million or 0.8 percent of total assets at March 31, 2000 compared to $1.4 million or 0.5 percent at December 31, 1999. Nonperforming loans increased $819,000 or 62.7 percent from $1.3 million at December 31, 1999 to approximately $2.1 million at March 31, 2000. The amount of other real estate owned that was held by the Company on March 31, 2000 amounted to $268,000, an increase of $143,000 or 114.4 percent since D

The following table presents the Company's nonperforming assets as of March 31, 2000:

($ in
Thousands)

Impaired and Other Nonaccrual Loans	$ 627
Loans Past Due 90 Days or More and Still Accruing Interest	1,498
Restructured Loans not Included in the Above	-

Total Nonperforming Loans	2,125

Other Real Estate Owned	268

Total Nonperforming Assets	$2,393

Deposits

Deposits increased $2.1 million or 0.90 percent from $237.4 million at December 31, 1999 to $239.5 million at March 31, 2000. Interest-bearing deposits showed an increase of $9.2 million or 4.97 percent over the same time period.

Equity

At March 31, 2000, total equity was $28.0 million or 9.85 percent of total assets compared to $27.5 million or 9.69 percent of total assets as of December 31, 1999. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

The Company's net income increased minimally, to $808,000 for the three months ended March 31, 2000, compared to $807,000 recorded in the comparable prior period.

Net Interest Income

The Company's net interest margin decreased 23 basis points for the comparable three-month periods. Management attributes this decline to the rising interest rate environment and continued competition in the area. Net interest income before the provision for loan losses was $3.2 million for the three-month period ended March 31, 2000 versus $2.9 million for the comparable period ended March 31, 1999.

Total interest income increased to $5.6 million for the three-month period ended March 31, 2000 from $4.9 million during the comparable prior year period. The increase is primarily due to an increase in loans of 14.9 percent as of March 31, 2000 compared to March 31, 1999.

In relation to interest income, total interest expense increased comparably for the three months ended March 31, 2000 compared to the prior period ended March 31, 1999. Interest expense totaled $2.4 million and $2.0 million as of March 31, 2000 and 1999, respectively, for an increase of 22.9 percent.

The following table presents the effective yields and costs of funds for the three-month periods ended March 31:

Average Balance Sheets

	Average Balance Three Months Ended March 31
	2000	1999	2000	1999
	($ in Thousands)
Interest-Earning Assets
Loans	$209,667	$180,169	9.38%	9.56%
Securities	40,026	38,037	6.66	6.15
Federal Funds Sold	6,699	3,059	6.40	4.32
Interest-Bearing Due From Banks	462	-	6.05	0.00

Total Interest-Earning Assets	$256,854	$221,265	8.87%	8.87%

Interest-Bearing Liabilities
Deposits	$193,264	$167,386	4.66%	4.49%
Borrowings	13,396	8,205	5.56	4.68

Total Interest-Bearing Liabilities	$206,660	$175,591	4.72%	4.50%

Interest Rate Spread			4.15%	4.37%

Net Interest Margin			5.07%	5.30%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 1999 compared to the nine months ended March 31, 1999.

Rate/Volume Analysis

	Changes From 2000 to 1999 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$2,809	$(413)	$2,396
Securities	122	187	309
Federal Funds Sold	157	138	295
Interest-Bearing Due From Banks	-	28	28

Total Interest Income	3,088	(60)	3,028

Interest Expense
Deposits	1,161	281	1,442
Borrowings	243	114	357

Total Interest Expense	1,404	395	1,799

Net Interest Income	$1,684	$(455)	$1,229

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 2000, the provision for loan losses was $228,000. The provision for loan losses was $189,000 for the three-month period ended March 31, 1999.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses (Continued)

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

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2000 was $698,000 compared to $759,000 for the comparable prior period. The decrease was largely the result of an decrease in mortgage origination fees generated by the Company's mortgage lending offices. The Company closed operations of the Savannah, Georgia mortgage office in the fourth quarter of 1999. Service charges on deposit accounts amounted to $388,000 and $351,000 for the three months ended March 31, 2000 and 1999, respectively.

Total noninterest expense increased 5.1 percent for the three months ended March 31, 2000 compared to the same period in 1999. This increase is due to the continued growth of the Company through personnel and capital assets.

Income Taxes

Income tax expense totaled $435,000 for the three month period ended March 31, 2000 compared to $437,000 for the comparable prior period. These amounts resulted in the effective tax rates of 35 percent for 2000 and 1999.

Liquidity and Capital Adequacy

Shareholders' equity increased $529,000 to $28 million at March 31, 2000 due primarily to retention of earnings, net of dividends paid. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at March 31, 2000, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 13.90 percent at March 31, 2000. The Company's Tier 1 risk-based capital ratio was 12.83 percent at March 31, 2000.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 10.17 percent at March 31, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

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

At March 31, 2000, both of the Company's subsidiary banks were in compliance with established guidelines.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Forward Looking Statements

Within these financial statements are included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in our financial statements. "Forward looking statements" have been used to describe the future plans and strategies including expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, Year 2000 uncertainties, and changes in federal and state regulation. These factors should be considered in evaluating the "forward looking statements," and undue reliance should not be placed on such statements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

PART II

Other Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB, Exhibit 99(a) footnote 23, filed with the Securities and Exchange Commission for the year ended December 31, 1999 (File No. 000-23261).

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2000.

ITEM 5

Other Information

At SNB's annual stockholders' meeting held April 27, 2000, the stockholders' approved the terms of the purchase and authorized execution of the Definitive Agreement of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia. The transaction is anticipated to be consummated during the third quarter of 2000.

PART II (CONTINUED)

Other Information (Continued)

ITEM 6

Exhibits and Reports on Form 8-K

Page

(a)	Exhibits Included Herein and Incorporated by Reference:

	3(a) - Articles of Incorporation - Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-49977) Filed with the Commission on April 13, 1999 and Incorporated Herein	N/A

	3(b) - Bylaws - Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-49977), Filed with the Commission on April 13, 1999 and Incorporated Herein	N/A

	11 - Statement Re Computation of Per Share Earnings	Attachment

	27 - Financial Data Schedule	Attachment

	27(a) -Restated Financial Data Schedule	Attachment

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

H. AVERETT WALKER H. Averett Walker President/Chief Executive Officer

Date:

MICHAEL T. O'DILLON Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer

Date:

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Shares	Earnings Per Share
	(in Thousands)

Basic Weighted Average Shares Outstanding	3,341	$0.24

Diluted
Average Shares Outstanding	3,341
Common Stock Equivalents	8

	3,349	$0.24

	Quarter Ended March 31, 1999
	Shares	Earnings Per Share
	(in Thousands)

Basic Weighted Average Shares Outstanding	3,341	$0.24

Diluted
Average Shares Outstanding	3,341
Common Stock Equivalents	32

	3,373	$0.24