Form 10-Q
period 2000-06-30
SNB BANCSHARES INC
filed 2000-08-10
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from to

Commission File Number 33-80076
SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)
GEORGIA		58-2107916
State or Other Jurisdiction of Incorporation or Organization		(I.R.S. Employer Identification No.)
2918 RIVERSIDE DRIVE,	MACON, GEORGIA	31204
(Address of Principal Executive Offices)		(Zip Code)
Issuer's Telephone Number	(912) 722-6200
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

3,340,624 Shares of $1.00 par value common stock as of June 30, 2000

Transitional Small Business Disclosure Format (Check One): Yes No

SNB BANCSHARES, INC. AND SUBSIDIARIES

INDEX

		Page Number

PART I	Financial Information

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income for Three Months Ended June 30, 2000 and 1999	2

	Condensed Consolidated Statements of Comprehensive Income for Three Months Ended June 30, 2000 and 1999	3

	Condensed Consolidated Statements of Income for Six Months Ended June 30, 2000 and 1999	4

	Condensed Consolidated Statements of Comprehensive Income for Six Months Ended June 30, 2000 and 1999	5

	Condensed Consolidated Statements of Cash Flows for Six Months Ended June 30, 2000 and 1999	6

	Notes to Condensed Consolidated Financial Statements	7

	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART II	Other Information

	ITEM 1 Legal Proceedings	22

	ITEM 2 Changes in Securities	22

	ITEM 3 Defaults Upon Senior Securities	22

	ITEM 4 Submission of Matters to a Vote of Security Holders	22 & 23

	ITEM 5 Other Information	23

	ITEM 6 Exhibits and Reports on Form 8-K	23

PART I, ITEM 1

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS)

ASSETS

	June 30, 2000 (Unaudited)	December 31, 1999

Cash and Due from Banks	$ 23,448	$ 15,005

Federal Funds Sold	10,211	6,125

Investments Securities	42,508	45,087

Loans	237,178	205,102

Premises and Equipment	8,552	8,284

Other Real Estate	299	125

Other Assets	4,607	3,755

Total Assets	$326,803	$283,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$258,703	$237,418

Demand Notes to U.S. Treasury	1,371	435

Other Borrowed Money	35,472	15,389

Other Liabilities	2,470	2,768

	298,016	256,010
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000 Shares, Issued 3,341 Shares	3,341	3,341
Paid-In Capital	12,612	12,612
Retained Earnings	13,305	11,979
Accumulated Other Comprehensive Income (Loss), Net of Tax	(471)	(459)

	28,787	27,473

Total Liabilities and Stockholders' Equity	$326,803	$283,483

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2000	1999
Interest Income
Loans, Including Fees	$ 5,441	$ 4,438
Federal Funds Sold	65	25
Investment Securities	633	519
Other	5	-

	6,144	4,982
Interest Expense
Deposits	2,401	1,945
Federal Funds Purchased	65	30
Demand Notes Issued to the U.S. Treasury	10	5
FHLB Loans	238	45
Repurchase Agreements	46	30
Other	5	4

	2,765	2,059

Net Interest Income	3,379	2,923

Provision for Loan Losses	272	149

Net Interest Income After Provision for Loan Losses	3,107	2,774

Noninterest Income
Service Charges on Deposits	444	382
Other Service Charges, Commissions and Fees	190	190
Securities Losses	(5)	-
Mortgage Origination Fees	121	161
Other	90	36

	840	769
Noninterest Expense
Salaries and Employee Benefits	1,358	1,336
Occupancy and Equipment	405	375
Office Supplies and Printing	67	93
Other	655	573

	2,485	2,377

Income Before Income Taxes	1,462	1,166

Income Taxes	492	375

Net Income	$ 970	$ 791

Basic Earnings Per Share	$ 0.2904	$ 0.2368

Diluted Earnings Per Share	$ 0.2900	$ 0.2340

Weighted Average Common Shares Outstanding	3,340,624	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Net Income	$ 970	$ 791

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	49	220

Comprehensive Income	$ 1,019	$ 1,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2000	1999
Interest Income
Loans, Including Fees	$ 10,329	$ 8,727
Federal Funds Sold	172	58
Investment Securities	1,242	1,094
Other	12	1

	11,755	9,880
Interest Expense
Deposits	4,639	3,823
Federal Funds Purchased	111	48
Demand Notes Issued to the U.S. Treasury	18	10
FHLB Loans	324	87
Repurchase Agreements	90	58
Other	11	7

	5,193	4,033

Net Interest Income	6,562	5,847

Provision for Loan Losses	499	338

Net Interest Income After Provision for Loan Losses	6,063	5,509

Noninterest Income
Service Charges on Deposits	833	733
Other Service Charges, Commissions and Fees	357	338
Securities Losses	(11)	(1)
Mortgage Origination Fees	194	346
Other	154	77

	1,527	1,493
Noninterest Expense
Salaries and Employee Benefits	2,685	2,566
Occupancy and Equipment	782	717
Office Supplies and Printing	144	151
Other	1,274	1,158

	4,885	4,592

Income Before Income Taxes	2,705	2,410

Income Taxes	927	812

Net Income	$ 1,778	$ 1,598

Basic Earnings Per Share	$ 0.5322	$ 0.4784

Diluted Earnings Per Share	$ 0.5310	$ 0.4738

Weighted Average Common Shares Outstanding	3,340,624	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Net Income	$ 1,778	$ 1,598

Other Comprehensive Loss, Net of Income Tax
Unrealized Holding Losses	(12)	(437)

Comprehensive Income	$ 1,766	$ 1,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Cash Provided by Operations	$ 1,542	$ 1,566

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(6,945)	(20,513)
Sale of Securities Available for Sale	2,595	1,534
Maturities of Securities Available for Sale	6,475	20,019
Maturities of Securities Held to Maturity	415	1,138
Net Loans Made to Customers	(32,951)	(12,225)
Purchase of Premises and Equipment	(648)	(621)
Proceeds from Sale of Other Real Estate	192	187

	(30,867)	(10,481)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(7,508)	(9,232)
Net Increase in Interest-Bearing Deposits	28,793	12,542
Repayment of Federal Funds Purchased	(9,191)	2,104
Repayment of Demand Note to the U.S. Treasury	936	500
Proceeds From (Principal Payments on) Other Borrowed Money	29,275	(54)
Dividends Paid	(451)	(418)

	41,854	5,442

Net Increase (Decrease) in Cash and Cash Equivalents	12,529	(3,473)

Cash and Cash Equivalents, Beginning	21,130	24,481

Cash and Cash Equivalents, Ending	$ 33,659	$ 21,008

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

(2) Loans

Loans as of June 30, 2000 are comprised of the following:
($ in Thousands)

Commercial	$ 39,315
Real Estate-Construction	34,738
Real Estate-Other	143,664
Installment Loans to Individuals for Personal Expenditures	19,114
All Other	2,966

239,797
Allowance for Loan Losses	(2,467)
Unearned Interest and Fees	(152)

$237,178

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common shareholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2000 under the requirements of SFAS 128:
	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000

Basic Earnings Per Share
Net Income Per Common Share	$0.29	$0.53
Weighted Average Common Shares	3,340,624	3,340,624

Diluted Earnings Per Share
Net Income Per Common Share	$0.29	$0.53
Weighted Average Common Shares	3,344,880	3,348,021

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $14.8269 and $15.1629 for the three and six month periods, respectively. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:
	($ in Thousands)

	2000	1999

Allowance for Loan Losses, April 1	$2,380	$2,121

Charge-Offs
Commercial, Financial and Agricultural	36	4
Real Estate - Mortgage	-	-
Consumer	177	65

	213	69

Recoveries
Commercial, Financial and Agricultural	-	38
Real Estate - Mortgage	-	-
Consumer	28	19

	28	57

Net Charge-Offs	(185)	(12)

Provision for Loan Losses	272	149

Allowance for Loan Losses, June 30	$2,467	$2,258

Ratio of Net Recoveries to Average Loans	(0.09)%	(0.01)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:
	($ in Thousands)

	2000	1999

Allowance for Loan Losses, January 1	$2,327	$2,070

Charge-Offs
Commercial, Financial and Agricultural	63	13
Real Estate - Mortgage	-	-
Consumer	345	207

	408	220

Recoveries
Commercial, Financial and Agricultural	1	38
Real Estate - Mortgage	-	-
Consumer	48	32

	49	70

Net Charge-Offs	(359)	(150)

Provision for Loan Losses	499	338

Allowance for Loan Losses, June 30	$2,467	$2,258

Ratio of Net Recoveries to Average Loans	(0.17)%	(0.08)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of June 30, 2000 are summarized as follows:
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 314			$ 314
U.S. Government Agencies
Mortgage Backed	11,136	$ 6	$(228)	10,914
Other	19,745	13	(482)	19,276
State, County and Municipal	7,132	40	(110)	7,062
Other	2,396	47		2,443

	$40,723	$106	$(820)	$40,009

Securities Held to Maturity

State, County and Municipal	$ 2,499	$ 10	$ (9)	$ 2,500

Unrealized holding losses, net of tax, on securities available for sale in the amount of $471,000 have been charged to stockholders' equity as of June 30, 2000.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of June 30, 2000:
($ in Thousands)

Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through June 18, 2003 and Having Interest Rates Ranging from 5.40 Percent to 7.10 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans Are Pledged as Collateral for the FHLB Advances Outstanding.	$32,028

Securities Sold Under Agreement to Repurchase	3,329

Obligations Under Capital Lease	115

Total Other Borrowed Money	$35,472

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of all FHLB advances for each of the next five years and thereafter are as follows:

Year	Amount

2000	$ 6,028
2001	15,000
2002	5,000
2003	6,000
2004 and Thereafter	-

Total	$32,028

(7) Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which granted key officers the right to purchase 62,500 shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year.

In 1999, the board of directors of SNB Bancshares, Inc. adopted another incentive stock option plan which granted certain officers and key employees the right to purchase 83,500 shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and an additional 10,000 options were granted at $17.94 per share in September 1999. The terms of the 1999 incentive stock option plan are essentially the same as the 1996 incentive stock option plan.

A summary of option transactions for the six months ended June 30, 2000 follows:
Incentive Stock Options

Granted	146,000
Canceled	-
Exercised	-

Outstanding, June 30, 2000	146,000

Eligible to be Exercised, June 30, 2000	37,500

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Stockholders' Equity (Continued)

The Company is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulations. As of June 30, 2000, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of June 30, 2000 are as follows:
	Actual	Minimum

Tier 1 Capital Ratio	11.94%	4.00%
Total Capital Ratio	12.95%	8.00%
Leverage Ratio	10.21%	4.00%

(8) Noncash Financing Activities

Noncash investing activities for the six months ended June 30 are as follows:
	2000	1999

Acquisition of Real Estate through Loan Foreclosure	$376,000	$ -

(9) Other Comprehensive Income

For the six months ended June 30, 2000, other comprehensive income is comprised of the following:
	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Loss Arising During Year	$(29)	$(10)	$(19)
Reclassification Adjustment	11	4	7

Net Unrealized Loss	$(18)	$ (6)	$(12)

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc.'s (SNB's) financial condition and results of operations as of and for the six-month periods ended June 30, 2000 and 1999. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Bibb) and Security Bank of Houston County (Houston). SNB and its wholly-owned subsidiaries are collectively known as "the Company."

Overview

The Company's net income for the three-month and six-month periods ended June 30, 2000 was $970,000 or $0.29 diluted earnings per share and $1,778,000 or $0.53 diluted earnings per share, respectively, compared to $791,000 or $0.23 and $1,598,000 or $0.47 in the same three-month and six-month periods of the preceding year. The increase in net income for the three months and six months ended June 30, 2000 primarily relates to the above average growth of the Company's loan portfolio brought about largely from the planned acquisition of the assets of Group Financial Southeast, a Macon based mortgage operation.

The Company recorded an annualized return on average assets of 1.25 percent for the six-month period ended June 30, 2000 compared to 1.30 percent for the same period in 1999. Return on average equity of 12.64 percent was recorded for the six-month period ended June 30, 2000, compared to 12.13 percent for the same period in 1999.

At June 30, 2000, the Company had total assets of $327 million compared to $283 million at December 31, 1999. Management, again, attributes the majority of this increase to the above average growth of the Company's loan portfolio. At June 30, 1999, the Company had total assets of $259 million compared to $252 million at December 31, 1998. Total interest-earning assets increased $34 million or 13.28 percent from $290 million or 88.71 percent of total assets as of June 30, 2000, compared to $256 million or 90.42 percent of total assets as of December 31, 1999. Ninety-five percent of this increase was realized entirely in the loan portfolio.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks increased approximately $12.5 million or 59.29 percent to $33.6 million at June 30, 2000 from $21.1 million at December 31, 1999. Federal funds sold increased by $4.1 million or 66.71 percent to $10.2 million at June 30, 2000 from $6.1 million at December 31, 1999. The source of these increases are most evident in the analysis of the Company's cash flows from financing activities, which provided cash inflows to the Company of $41.8 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased $2.6 million or 5.72 percent since December 31, 1999 when investment securities totaled $45.1 million. As of June 30, 2000, investment securities totaled $42.5 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable totaled $237 million at June 30, 2000, an increase of $32.1 million or 15.6 percent from $205.1 million at December 31, 1999. As a result of the April 2000 announcement of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, the Company has experienced above average growth in the loan portfolio. The majority of new loans being funded are construction and other real estate loans. Real estate construction loans have increased 114.45 percent from $16.2 million as of December 31, 1999 to $34.7 million as of June 30, 2000. Other real estate secured loans have increased as well, from $129.6 million as of December 31, 1999 to $143.7 million as of June 30, 2000, an increase of 10.9 percent. As of June 30, 2000, real estate secured loans comprised 74.40 percent of the Company's loan portfolio compared to 70.24 percent as of December 31, 1999.

Nonperforming Assets

The Company's total nonperforming assets remained the same at approximately $2.0 million or 0.6 percent of total assets at June 30, 2000 compared to $1.4 million or 0.5 percent at December 31, 1999. Nonperforming loans increased $355,000 or 27.2 percent from $1.3 million at December 31, 1999 to approximately $1.7 million at June 30, 2000. The amount of other real estate owned that was held by the Company on June 30, 2000 amounted to $299,000, an increase of $174,000 or 139.2 percent since December 31, 1999.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of June 30, 2000:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$ 973
Loans Past Due 90 Days or More and Still Accruing Interest	688
Restructured Loans not Included in the Above	-

Total Nonperforming Loans	1,661

Other Real Estate Owned	299

Total Nonperforming Assets	$1,960

Deposits

Deposits increased $21.3 million or 8.97 percent from $237.4 million at December 31, 1999 to $258.7 million at June 30, 2000. Interest-bearing deposits showed an increase of $28.8 million or 15.46 percent over the same time period. The majority of this deposit growth ($19.6 million) was evidenced in the second quarter of 2000 and is also considered to be a direct result of the announcement of the Fairfield Financial acquisition.

Other Borrowed Money

Other borrowed money amounted to $35.5 million as of June 30, 2000, an increase of 130.5 percent since December 31, 1999 when other borrowed money totaled $15.4 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $32.0 million or 90.3 percent of total other borrowed money as of June 30, 2000. Management utilized the majority of these borrowings to fund the additional loan requests.

Equity

At June 30, 2000, total equity was $28.8 million or 8.81 percent of total assets compared to $27.5 million or 9.69 percent of total assets as of December 31, 1999. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid. However, the growth in equity was outpaced by the growth in asset during this period, resulting in a decrease in equity ratios.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

The Company's net income increased 22.63 percent to $970,000 for the three months ended June 30, 2000, and 11.33 percent to $1,779,000 for the six months ended June 30, 2000 compared to $791,000 and $1,598,000 recorded in the comparable prior periods. This increase in net income is primarily due to above average loan growth resulting in 22.6 and 18.4 percent increases in interest and fees on loans for the three- and six-month periods, respectively. The Company managed to keep noninterest expenses relatively constant during this growth period, further contributing to an increase in net income for the two periods. Noninterest expense for the three- and six-month periods ended June 30, 2000 increased 4.54 and 6.38 percent, respectively.

Net Interest Income

The Company's net interest margin increased 15.6 percent for the comparable three-month periods and increased 12.2 percent for the comparable six-month periods. Net interest income before the provision for loan losses amounted to $3.4 million and $6.6 million for the three- and six-month periods ended June 30, 2000, respectively, versus $2.1 million and $5.8 million for the comparable periods ended June 30, 1999, respectively.

Total interest income increased to $6.1 million and $11.8 million for the three- and six-month periods ended June 30, 2000, respectively, from $5.0 million and $9.9 million during the comparable prior year periods, respectively. Again, the increase is primarily due to an increase in loans of 25.5 percent as of June 30, 2000 compared to June 30, 1999.

Total interest expense increased 34.3 percent and 28.8 percent for the three months and six months ended June 30, 2000, respectively, compared to the prior periods ended June 30, 1999. This increase was primarily the result of additional borrowings needed to fund loan growth along with an increase in interest rates during the periods.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the six-month periods ended June 30:

Average Balance Sheets
	Average Balance Six Months Ended June 30		Rate/Yield Six Months Ended June 30
	2000	1999	2000	1999
	($ in Thousands)

Interest-Earning Assets
Loans	$217,190	$183,287	9.51%	9.52%
Securities	40,853	36,285	6.64	5.83
Federal Funds Sold	5,235	2,942	6.59	3.98
Interest-Bearing Due From Banks	471	-	4.88	0.00

Total Interest-Earning Assets	$263,749	$222,514	9.00%	8.85%

Interest-Bearing Liabilities
Deposits	$195,086	$213,591	4.76%	3.58%
Borrowings	17,689	8,661	6.25	4.87

Total Interest-Bearing Liabilities	$212,775	$222,252	4.88%	3.63%

Interest Rate Spread			4.12%	5.22%

Net Interest Margin			5.06%	5.22%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Rate/Volume Analysis
	Changes From 2000 to 1999 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$3,229	$ (27)	$3,202
Securities	267	330	597
Federal Funds Sold	91	137	228
Interest-Bearing Due From Banks	-	23	23

Total Interest Income	3,587	463	4,050

Interest Expense
Deposits	(662)	2,295	1,633
Borrowings	438	248	686

Total Interest Expense	(224)	2,543	2,319

Net Interest Income	$3,811	$(2,080)	$1,731

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and six-month periods ended June 30, 2000, the provision for loan losses amounted to $272,000 and $499,000, respectively. The provision for loan losses was $149,000 and $338,000 for the three- and six-month periods ended June 30, 1999, respectively.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses (Continued)

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the three months and six months ended June 30, 2000 totaled $840,000 and $1,527,000, respectively, compared to $769,000 and $1,493,000 for the comparable prior periods, respectively. The increase was largely the result of an increase in deposit account service charges. Service charges on deposit accounts increased 16.23 percent and 13.6 percent for the three months and six months ended June 30, 2000 from the comparable prior periods, respectively.

Total noninterest expense exhibited minimal increases of 4.54 and 6.38 percent for the three months and six months ended June 30, 2000, respectively, compared to the same periods in 1999.

Income Taxes

Income tax expense totaled $492,000 and $927,000 for the three- and six-months period ended June 30, 2000, respectively, compared to $375,000 and $812,000 for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 2000 and 1999.

Liquidity and Capital Adequacy

Shareholders' equity increased to $28.8 million at June 30, 2000 due primarily to retention of earnings, net of dividends paid. Unrealized losses on investment securities available for sale totaled $471,000 at June 30, 2000. It is management's intention to continue paying a reasonable return on shareholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at June 30, 2000, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 12.95 percent at June 30, 2000. The Company's Tier 1 risk-based capital ratio was 11.94 percent at June 30, 2000.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 10.21 percent at June 30, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized," "adequately capitalized," " under-capitalized," "significantly under-capitalized" and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. The institution may also not be subject to any specific capital order or directive.

At June 30, 2000, both of the Company's subsidiary banks were in compliance with established guidelines.

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

Incorporated herein by reference to Page 1 of Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders held on April 27, 2000 filed with the Securities and Exchange Commission (File No. 33-80076).

(b)

Incorporated herein by reference to Pages 2 through 4 of Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders held on April 27, 2000 filed with the Securities and Exchange Commission (File No. 33-80076).

(c)	Proposal - Election of Four (4) Class II Directors

Incorporated herein by reference to Page 2 of Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders held on April 27, 2000 filed with the Securities and Exchange Commission (File No. 33-80076).

:	Each of the four nominees named was unanimously voted in office by a total of 2,216,156 votes. A tabulation of the results of election of each of the four nominee directors is as follows

PART II (CONTINUED)

Other Information

ITEM 4 (CONTINUED)

Nominee	For	Against	Withheld

Robert C. Ham	2,216,156	0	792
Robert T. Mullis	2,216,156	0	290
H. Cullen Talton, Jr.	2,216,156	0	589
Joe E. Timberlake, III	2,216,156	0	562

ITEM 5

Other Information

Not Applicable.

ITEM 6

Exhibits and Reports on Form 8-K
Page

(a)	Exhibits Included Herein and Incorporated by Reference:

	2 - Asset Purchase Agreement -All schedules referred to in the Agreement have been omitted. Copies of any omitted schedules will be provided to the commission upon request.	Attachment

	3(a) -Articles of Incorporation -Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-49977) Filed with the Commission on April 13, 1999 and Incorporated Herein	N/A

	3(b) -Bylaws -Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-49977), Filed with the Commission on April 13, 1999 and Incorporated Herein	N/A

	11 -Statement Re Computation of Per Share Earnings	Attachment

	27 -Financial Data Schedule	Attachment

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

H. Averett Walker President/Chief Executive Officer

Date: 08/09/00

Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer

Date: 08/09/00

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Six Months Ended June 30, 2000		Three Months Ended June 30, 2000
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,341	$0.53	3,341	$0.29

Diluted
Average Shares Outstanding	3,341		3,341
Common Stock Equivalents	7		4

	3,348	$0.53	3,345	$0.29

	Six Months Ended June 30, 1999		Three Months Ended June 30, 1999
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(In Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,341	$0.48	3,341	$0.24

Diluted
Average Shares Outstanding	3,341		3,341
Common Stock Equivalents	32		32

	3,373	$0.47	3,373	$0.23