Form 10-Q
period 2000-09-30
SNB BANCSHARES INC
filed 2000-11-13
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

3,372,969 Shares of $1.00 par value common stock as of September 30, 2000

Transitional Small Business Disclosure Format (Check One): Yes No

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS)

ASSETS

	September 30, 2000 (Unaudited)	December 31, 1999

Cash and Due from Banks	$ 18,263	$ 15,005

Federal Funds Sold	6,601	6,125

Investments Securities	43,631	45,087

Loans	284,256	205,102

Premises and Equipment	8,879	8,284

Other Real Estate	209	125

Other Assets	6,324	3,755

Total Assets	$368,163	$283,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$285,365	$237,418

Demand Notes to U.S. Treasury	1,353	435

Other Borrowed Money	48,218	15,389

Other Liabilities	3,120	2,768

	338,056	256,010
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000 Shares, Issued 3,373 and 3,341 Shares, Respectively	3,373	3,341
Paid-In Capital	12,967	12,612
Retained Earnings	13,966	11,979
Accumulated Other Comprehensive Income (Loss), Net of Tax	(199)	(459)

	30,107	27,473

Total Liabilities and Stockholders' Equity	$368,163	$283,483

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2000	1999
Interest Income
Loans, Including Fees	$ 6,352	$ 4,558
Federal Funds Sold	86	92
Investment Securities	635	478
Other	58	2

	7,131	5,130
Interest Expense
Deposits	2,948	2,072
Federal Funds Purchased	29	3
Demand Notes Issued to the U.S. Treasury	12	6
FHLB Loans	608	48
Repurchase Agreements	55	40
Other	3	3

	3,655	2,172

Net Interest Income	3,476	2,958

Provision for Loan Losses	462	190

Net Interest Income After Provision for Loan Losses	3,014	2,768

Noninterest Income
Service Charges on Deposits	501	406
Other Service Charges, Commissions and Fees	550	176
Securities Losses	-	(1)
Mortgage Origination Fees	823	157
Other	160	43

	2,034	781
Noninterest Expense
Salaries and Employee Benefits	2,186	1,356
Occupancy and Equipment	524	388
Office Supplies and Printing	82	53
Other	898	677

	3,690	2,474

Income Before Income Taxes	1,358	1,075

Income Taxes	462	286

Net Income	$ 896	$ 789

Basic Earnings Per Share	$ 0.27	$ 0.24

Diluted Earnings Per Share	$ 0.27	$ 0.23

Weighted Average Common Shares Outstanding	3,356,797	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Net Income	$ 896	$ 789

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	272	(61)

Comprehensive Income	$1,168	$ 728

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2000	1999
Interest Income
Loans, Including Fees	$ 16,681	$ 13,285
Federal Funds Sold	258	150
Investment Securities	1,877	1,572
Other	70	3

	18,886	15,010
Interest Expense
Deposits	7,587	5,895
Federal Funds Purchased	140	51
Demand Notes Issued to the U.S. Treasury	30	16
FHLB Loans	932	135
Repurchase Agreements	145	98
Other	14	10

	8,848	6,205

Net Interest Income	10,038	8,805

Provision for Loan Losses	961	528

Net Interest Income After Provision for Loan Losses	9,077	8,277

Noninterest Income
Service Charges on Deposits	1,334	1,139
Other Service Charges, Commissions and Fees	907	514
Securities Losses	(11)	(2)
Mortgage Origination Fees	1,017	503
Other	314	120

	3,561	2,274
Noninterest Expense
Salaries and Employee Benefits	4,871	3,922
Occupancy and Equipment	1,306	1,105
Office Supplies and Printing	226	204
Other	2,172	1,834

	8,575	7,065

Income Before Income Taxes	4,063	3,486

Income Taxes	1,389	1,098

Net Income	$ 2,674	$ 2,388

Basic Earnings Per Share	$ 0.80	$ 0.71

Diluted Earnings Per Share	$ 0.79	$ 0.71

Weighted Average Common Shares Outstanding	3,347,825	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Net Income	$2,674	$2,388

Other Comprehensive Loss, Net of Income Tax
Unrealized Holding Gains (Losses)	260	(498)

Comprehensive Income	$2,934	$1,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2000	1999

Cash Provided by Operations	$ 1,883	$ 3,150

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(8,716)	(24,775)
Sale of Securities Available for Sale	3,216	1,873
Maturities of Securities Available for Sale	6,585	22,519
Maturities of Securities Held to Maturity	752	1,138
Net Loans Made to Customers	(80,512)	(18,476)
Purchase of Premises and Equipment, Net	(1,200)	(789)
Proceeds from Sale of Other Real Estate	331	424

	(79,544)	(18,086)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(2,478)	(9,099)
Net Increase in Interest-Bearing Deposits	50,425	18,154
Repayment of Federal Funds Purchased	(9,191)	1,461
Repayment of Demand Note to the U.S. Treasury	918	838
Proceeds From (Principal Payments on) Other Borrowed Money	42,020	(107)
Issuance of Common Stock	388	-
Dividends Paid	(687)	(635)

	81,395	10,612

Net Increase (Decrease) in Cash and Cash Equivalents	3,734	(4,324)

Cash and Cash Equivalents, Beginning	21,130	24,481

Cash and Cash Equivalents, Ending	$ 24,864	$ 20,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank), located in Macon, Georgia and Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia (the Banks). The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. from its formation on August 1, 2000 through September 30, 2000. All intercompany accounts have been eliminated in consolidation.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of September 30, 2000 are comprised of the following:

($ in Thousands)

Commercial	$ 38,936
Real Estate-Construction	49,611
Real Estate-Other	175,200
Installment Loans to Individuals for Personal Expenditures	20,174
All Other	3,347

287,268
Allowance for Loan Losses	(2,819)
Unearned Interest and Fees	(193)

$284,256

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and nine months ended September 30, 2000 under the requirements of SFAS 128:

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000

Basic Earnings Per Share
Net Income Per Common Share	$0.27	$0.80
Weighted Average Common Shares	3,356,797	3,347,825

Diluted Earnings Per Share
Net Income Per Common Share	$0.27	$0.79
Weighted Average Common Shares	3,356,325	3,370,910

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $13.0556 and $14.8219 for the three and nine month periods, respectively. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)

	2000	1999

Allowance for Loan Losses, July 1	$2,467	$2,258

Charge-Offs
Commercial, Financial and Agricultural	47	55
Real Estate - Mortgage	-	-
Consumer	70	42

	117	97

Recoveries
Commercial, Financial and Agricultural	2	-
Real Estate - Mortgage	-	-
Consumer	5	5

	7	5

Net Charge-Offs	(110)	(92)

Provision for Loan Losses	462	190

Allowance for Loan Losses, September 30	$2,819	$2,356

Ratio of Net Recoveries to Average Loans	(0.05)%	(0.05)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)

	2000	1999

Allowance for Loan Losses, January 1	$2,327	$2,070

Charge-Offs
Commercial, Financial and Agricultural	110	68
Real Estate - Mortgage	-	-
Consumer	415	249

	525	317

Recoveries
Commercial, Financial and Agricultural	3	38
Real Estate - Mortgage	-	-
Consumer	53	37

	56	75

Net Charge-Offs	(469)	(242)

Provision for Loan Losses	961	528

Allowance for Loan Losses, September 30	$2,819	$2,356

Ratio of Net Recoveries to Average Loans	(0.20)%	(0.06)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of September 30, 2000 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 1,005	$ 7		$ 1,012
U.S. Government Agencies
Mortgage Backed	10,516	12	$(160)	10,368
Other	19,753	35	(303)	19,485
State, County and Municipal	7,420	77	(64)	7,433
Other	3,077	93		3,170

	$41,771	$224	$(527)	$41,468
Securities Held to Maturity

State, County and Municipal	$ 2,163	$ 26	$ (1)	$ 2,188

Unrealized holding losses, net of tax, on securities available for sale in the amount of $199,000 have been charged to stockholders' equity as of September 30, 2000.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of September 30, 2000:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through June 18, 2003 and Having Interest Rates Ranging from 6.11 Percent to 7.19 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities Are Pledged as Collateral for the FHLB Advances Outstanding.	$43,989

Securities Sold Under Agreement to Repurchase	4,141

Obligations Under Capital Lease	88

Total Other Borrowed Money	$48,218

Maturities of all FHLB advances for each of the ensuing years are as follows:

Year	Amount

2000	$12,989
2001	20,000
2002	5,000
2003	6,000

Total	$43,989

PART I, ITEM 1 (CONTINUED)

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

In 1999, the board of directors of SNB Bancshares, Inc. adopted an additional incentive stock option plan which authorized the granting to certain officers and key employees rights to purchase 125,000 shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and 10,000 options were granted at $17.94 per share in September 1999. An additional 25,500 options were granted at $13.00 per share in August 2000 under this same plan. The terms of the 1999 incentive stock option plan are essentially the same as the 1996 incentive stock option plan.

A summary of option transactions for the nine months ended September 30, 2000 follows:

Incentive Stock Options

Granted	171,500
Canceled	-
Exercised	-

Outstanding, September 30, 2000	171,500

Eligible to be Exercised, September 30, 2000	66,700

The Company is required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of September 30, 2000, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of September 30, 2000 are as follows:

	Actual	Minimum

Tier 1 Capital Ratio	10.71%	4.00%
Total Capital Ratio	11.71%	8.00%
Leverage Ratio	9.98%	4.00%

(8) Noncash Financing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

	2000	1999

Acquisition of Real Estate through Loan Foreclosure	$398,000	$ -

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Other Comprehensive Income

For the nine months ended September 30, 2000, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Loss Arising During Year	$383	$130	$253
Reclassification Adjustment	11	4	7

Net Unrealized Loss	$394	$134	$260

(10) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying financial statements since the date of acquisition. The initial purchase price approximated $1.4 million, which consists of approximately $1.0 million in cash and 32,345 shares of SNB Bancshares stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and is being amortized on the straight-line method over 10 years.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2001 will equate to 60 percent of Fairfield Financial Services, Inc.'s earnings for the year. Stock payments for 2001 will be based on 40 percent of 2001 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill and amortized over the remaining years of the original 10-year amortization period. If Fairfield Financial sustains losses, no additional purchase price payments are due.

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the nine-month periods ended September 30, 2000 and 1999. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Bibb) and Security Bank of Houston County (Houston). Security Bank of Bibb County owns and operates Fairfied Financial Services, Inc. (Fairfield). Fairfield was incorporated with acquired assets and began operation on August 1, 2000. SNB and its wholly-owned subsidiaries are collectively known as Athe Company.@

Overview

The Company's net income for the three-month and nine-month periods ended September 30, 2000 was $896,000 or $0.27 diluted earnings per share and $2,674,000 or $0.79 diluted earnings per share, respectively, compared to $789,000 or $0.23 and $2,388,000 or $0.71 in the same three-month and nine-month periods of the preceding year. The increase in net income for the three months and nine months ended September 30, 2000 primarily relates to the above average growth of the Company's loan portfolio brought about largely from the acquisition of the assets of Group Financial Southeast, a Macon based mortgage operation.

The Company recorded an annualized return on average assets of 1.18 percent for the nine-month period ended September 30, 2000 compared to 1.27 percent for the same period in 1999. Return on average equity of 12.41 percent was recorded for the nine-month period ended September 30, 2000, compared to 11.99 percent for the same period in 1999.

At September 30, 2000, the Company had total assets of $368 million compared to $283 million at December 31, 1999. Management, again, attributes the majority of this increase to the above average growth of the Company's loan portfolio. At September 30, 1999, the Company had total assets of $265 million compared to $252 million at December 31, 1998. Total interest-earning assets increased $78 million or 30.47 percent from $334 million or 90.85 percent of total assets as of September 30, 2000, compared to $256 million or 90.42 percent of total assets as of December 31, 1999. One hundred percent of this increase was realized entirely in the loan portfolio.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks increased approximately $3.3 million or 22.00 percent to $18.3 million at September 30, 2000 from $15 million at December 31, 1999. Federal funds sold increased by $0.5 million or 8.20 percent to $6.6 million at September 30, 2000 from $6.1 million at December 31, 1999. The source of these increases are most evident in the analysis of the Company's cash flows from financing activities, which provided cash inflows to the Company of $81.4 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased $1.5 million or 3.33 percent since December 31, 1999 when investment securities totaled $45.1 million. As of September 30, 2000, investment securities totaled $43.6 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company 's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable totaled $284.3 million at September 30, 2000, an increase of $79.2 million or 38.62 percent from $205.1 million at December 31, 1999. As a result of the April 2000 announcement of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, the Company has experienced above average growth in the loan portfolio. The majority of new loans being funded are construction and other real estate loans. Real estate construction loans have increased 206.17 percent from $16.2 million as of December 31, 1999 to $49.6 million as of September 30, 2000. Other real estate secured loans have increased as well, from $129.6 million as of December 31, 1999 to $175.2 million as of September 30, 2000, an increase of 35.19 percent. As of September 30, 2000, real estate secured loans comprised 78.26 percent of the Company's loan portfolio compared to 70.24 percent as of December 31, 1999.

Nonperforming Assets

The Company's total nonperforming assets remained the same at approximately $2.0 million or 0.5 percent of total assets at September 30, 2000 compared to $1.4 million or 0.5 percent at December 31, 1999. Nonperforming loans increased $499,000 or 38.2 percent from $1.3 million at December 31, 1999 to approximately $1.8 million at September 30, 2000. The amount of other real estate owned that was held by the Company on September 30, 2000 amounted to $209,000, an increase of $84,000 or 67.2 percent since December 31, 1999.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of September 30, 2000:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$1,210
Loans Past Due 90 Days or More and Still Accruing Interest	595
Restructured Loans not Included in the Above	-

Total Nonperforming Loans	1,805

Other Real Estate Owned	209

Total Nonperforming Assets	$2,014

Deposits

Deposits increased $48 million or 20.22 percent from $237.4 million at December 31, 1999 to $285.3 million at September 30, 2000. Interest-bearing deposits showed an increase of $50.4 million or 27.07 percent over the same time period. The majority of this deposit growth ($45.8 million) was evidenced in the second and third quarters of 2000 and is also considered to be a direct result of the Fairfield Financial acquisition.

Other Borrowed Money

Other borrowed money amounted to $48.2 million as of September 30, 2000, an increase of 212.99 percent since December 31, 1999 when other borrowed money totaled $15.4 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $44.0 million or 91.7 percent of total other borrowed money as of September 30, 2000. Management utilized the majority of these borrowings to fund the additional loan requests.

Equity

At September 30, 2000, total equity was $30.1 million or 8.17 percent of total assets compared to $27.5 million or 9.69 percent of total assets as of December 31, 1999. Total equity increased primarily due to the retention of net income during the intervening period, net of dividends paid. However, the growth in equity was outpaced by the growth in asset during this period, resulting in a decrease in equity ratios.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

The Company's net income increased 13.56 percent to $896,000 for the three months ended September 30, 2000, and 11.98 percent to $2,674,000 for the nine months ended September 30, 2000 compared to $789,000 and $2,388,000 recorded in the comparable prior periods. This increase in net income is primarily due to above average loan growth resulting in 39.4 and 25.6 percent increases in interest and fees on loans for the three- and nine-month periods, respectively. The Company managed to keep noninterest expenses relatively constant during this growth period, further contributing to an increase in net income for the two periods. Noninterest expense for the three- and nine-month periods ended September 30, 2000 increased 49.15 and 21.37 percent, respectively.

Net Interest Income

The Company's net interest margin increased 17.5 percent for the comparable three-month periods and increased 14.0 percent for the comparable nine-month periods. Net interest income before the provision for loan losses amounted to $3.4 million and $10.0 million for the three- and nine-month periods ended September 30, 2000, respectively, versus $3.0 million and $8.8 million for the comparable periods ended September 30, 1999, respectively.

Total interest income increased to $7.1 million and $18.9 million for the three- and nine-month periods ended September 30, 2000, respectively, from $5.1 million and $15 million during the comparable prior year periods, respectively. Again, the increase is primarily due to an increase in loans of 45.4 percent as of September 30, 2000 compared to September 30, 1999.

Total interest expense increased 68.3 percent and 42.6 percent for the three months and nine months ended September 30, 2000, respectively, compared to the prior periods ended September 30, 1999. This increase was primarily the result of additional borrowings needed to fund loan growth along with an increase in interest rates during the periods.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the nine-month periods ended September 30:

Average Balance Sheets

	Average Balance Nine Months Ended September 30		Rate/Yield Nine Months Ended September 30
	2000	1999	2000	1999
	($ in Thousands)
Interest-Earning Assets
Loans	$232,657	$186,153	9.55%	9.52%
Securities	41,508	36,037	6.59	6.36
Federal Funds Sold	5,079	4,398	6.77	4.55
Interest-Bearing Due From Banks	304	-	8.88	0.00

Total Interest-Earning Assets	$279,548	$226,588	9.06%	8.92%

Interest-Bearing Liabilities
Deposits	$201,866	$218,036	5.01%	3.60%
Borrowings	25,993	8,241	6.47	5.02

Total Interest-Bearing Liabilities	$227,859	$226,277	5.18%	3.66%

Interest Rate Spread			3.88%	5.26%

Net Interest Margin			4.85%	5.27%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Rate/Volume Analysis	Changes From 2000 to 1999 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$4,425	$ 88	$4,513
Securities	348	96	444
Federal Funds Sold	31	113	144
Interest-Bearing Due From Banks	-	27	27

Total Interest Income	4,804	324	5,128

Interest Expense
Deposits	(583)	2,839	2,256
Borrowings	892	376	1,268

Total Interest Expense	309	3,215	3,524

Net Interest Income	$4,495	$(2,891)	$1,604

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and nine-month periods ended September 30, 2000, the provision for loan losses amounted to $462,000 and $961,000, respectively. The provision for loan losses was $190,000 and $528,000 for the three- and nine-month periods ended September 30, 1999, respectively.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three months and nine months ended September 30, 2000 totaled $2,034,000 and $3,561,000, respectively, compared to $781,000 and $2,274,000 for the comparable prior periods, respectively. The increase was largely the result of an increase in deposit account service charges. Other service charges, commissions and fees increased 212.50 percent and 76.5 percent, and mortgage origination fees increased 424.2 percent and 102.2 percent for the three months and nine months ended September 30, 2000 from the comparable prior periods, respectively.

Total noninterest expense reflected increases of 49.15 and 21.37 percent for the three months and nine months ended September 30, 2000, respectively, compared to the same periods in 1999.

Income Taxes

Income tax expense totaled $462,000 and $1,389,000 for the three- and nine-months period ended September 30, 2000, respectively, compared to $286,000 and $1,098,000 for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 2000 and 1999.

Liquidity and Capital Adequacy

Stockholders' equity increased to $30.1 million at September 30, 2000 due primarily to retention of earnings, net of dividends paid. Unrealized losses on investment securities available for sale totaled $199,000 at September 30, 2000. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at September 30, 2000, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 11.71 percent at September 30, 2000. The Company's Tier 1 risk-based capital ratio was 10.71 percent at September 30, 2000.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 9.98 percent at September 30, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: Awell capitalized,@ Aadequately capitalized,@ Aunder-capitalized,@ Asignificantly under-capitalized@ and Acritically under-capitalized.@ FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. Also, the institution may not be subject to any specific capital order or directive.

At September 30, 2000, both of the Company's subsidiary banks were in compliance with established guidelines.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Forward Looking Statements

Within these financial statements we have included certain Aforward looking statements@ concerning the future operations of the Company. It is management's desire to take advantage of the Asafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all Aforward looking statements@ contained in our financial statements. We have used Aforward looking statements@ to describe the future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, Year 2000 uncertainties, and changes in federal and state regulations. These factors should be considered in evaluating the Aforward looking statements,@ and undue reliance should not be placed on such statements.

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

Each of the four nominees named was unanimously voted in office by a total of 2,216,156 votes. A tabulation of the results of election of each of the four nominee directors is as follows:

Nominee	For	Against	Withheld

Robert C. Ham	2,216,156	0	792
Robert T. Mullis	2,216,156	0	290
H. Cullen Talton, Jr.	2,216,156	0	589
Joe E. Timberlake, III	2,216,156	0	562

PART II (CONTINUED)

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

No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

/S/ H. AVERETT WALKER President/Chief Executive Officer

Date: 11/11/00

/S/ MICHAEL T. O'DILLON Senior Vice-President/Treasurer/Chief Financial Officer

Date:11/11/00

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Nine Months Ended September 30, 2000		Three Months Ended September 30, 2000
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,348	$0.80	3,357	$0.27

Diluted
Average Shares Outstanding	3,348		3,357
Common Stock Equivalents	23		-

	3,371	$0.79	3,357	$0.27

	Nine Months Ended September 30, 1999		Three Months Ended September 30, 1999
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(In Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,341	$0.71	3,341	$0.24

Diluted
Average Shares Outstanding	3,341		3,341
Common Stock Equivalents	32		32

	3,373	$0.71	3,373	$0.23