Form 10-K
period 2000-12-31
SNB BANCSHARES INC
filed 2001-03-27
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Fee Required)

For the Fiscal Year Ended December 31, 2000__________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(No Fee Required)

For the Transition Period from to __________________________

Commission File Number 000-23261

SNB BANCSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

GEORGIA 58-2107916

State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization Identification No.)

2918 RIVERSIDE DRIVE

MACON, GEORGIA 31204

(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number (912) 722-6200

Securities Registered Under Section 12(b) of the Exchange Act: NONE

Securities Registered Under Section 12(g) of the Exchange Act:

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $50,594,535 Based on Prices as of March 16, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,372,969 shares of $1.00 par value common stock as of March 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Proxy Statement for the annual meeting of stockholders on April 26, 2001 are incorporated by reference into Part III.

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

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. ("Fairfield"). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with ten Georgia locations, including offices in Macon (3), Columbus, Warner Robins, Savannah, Richmond Hill, Rincon, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

History and Business of the Subsidiaries

Substantially all of the business of SNB is conducted through its two subsidiary banks. A brief description of each Bank's history and business operations is discussed below.

SB-BIBB

SB-Bibb is a state-chartered bank which engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The Bank now operates six full-service offices in Macon, Georgia. On March 1, 1999, the Bank converted its banking charter from a national to a state charter and changed its name from Security National Bank to Security Bank of Bibb County.

Part I (Continued)

Item 1 (Continued)

The Bank offers a full range of deposit products, lending services (including a specialized mortgage division), internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories and other services for the convenience of its customers. No trust services are currently offered. The Bank provides its own data processing services.

With its purchase of Fairfield during 2000, SB-Bibb expanded its mortgage division to include ten additional offices throughout the state of Georgia.

As of December 31, 2000, SB-Bibb had total assets of $297.8 million, total deposits of $219.9 million and total stockholders' equity of $23.0 million. Net income amounted to $2.3 million for the year ended December 31, 2000.

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

As of December 31, 2000, SB-Houston had total assets of $116.4 million, total deposits of $97.1 million, and stockholders' equity of $8.9 million. Net income for the year ended December 31, 2000 totaled $1.4 million.

Market Area

SNB primarily serves the residents of Bibb and Houston counties, with estimated populations of 154,000 and 111,000, respectively, as of 2000. SNB also conducts business to a lesser extent in the surrounding counties of Jones, Monroe, Twiggs, Crawford, Peach and Wilkinson. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia, and the ultimate collectiblity of the loans and future growth of the Company are largely dependent upon economic conditions in the middle Georgia area. The Company's agricultural loans are negligible. The economy of the middle Georgia area has been generally favorable in recent years, although population growth has been moderate at best. Robins Air Force Base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

The acquisition of Fairfield during 2000 brings ten well established mortgage offices to SB-Bibb. Fairfield is primarily engaged in residential real estate mortgage lending in the state of Georgia.

Part I (Continued)

Item 1 (Continued)

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

Employees

As of December 31, 2000, the Company had 207 employees on a full-time equivalent basis. SNB considers its relationship with its employees to be excellent.

Supervision and Regulation

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and, to a more limited extent, the Company's subsidiaries.

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

Regulation of the Company

SNB is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the "Georgia Department@), respectively. As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

In addition, the Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.

Part I (Continued)

Item 1 (Continued)

The Georgia Department requires similar approval prior to the acquisition of any additional banks from every Georgia bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5 percent or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition .

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

Capital Requirements

The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the banks owned by the holding company. Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50 percent is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

Part I (Continued)

Item 1 (Continued)

Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite A1@ under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board=s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

At December 31, 2000, SNB exceeded the minimum Tier 1, risk-based and leverage ratios. The table which follows sets forth certain capital information for SNB as of December 31, 2000.
CAPITAL ADEQUACY ($ in Thousands)

	December 31, 2000
	Amount	Percent

Leverage Ratio
Actual	$29,928,197	9.39%
Minimum Required (1)	12,748,966	4.00%

Risked-Based Capital:

Tier 1 Capital
Actual	29,928,197	8.86%
Minimum Required	13,511,601	4.00%

Total Capital
Actual	32,930,734	9.75%
Minimum Required	27,020,089	8.00%

(1) Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

Part I (Continued)

Item 1 (Continued)

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

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

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

Part I (Continued)

Item 1 (Continued)

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

Part I (Continued)

Item 1 (Continued)

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

Part I (Continued)

Item 1 (Continued)

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

Expansion through Branching, Merger or Consolidation

With respect to expansion, the Banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

a. in adjacent counties in certain situations, or

b. by means of merger or consolidation with a bank which has been in existence for at least five years.

Part I (Continued)

Item 1 (Continued)

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

Part I (Continued)

Item 1 (Continued)

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

Item 2

PROPERTIES

SNB's subsidiaries, SB-Bibb and SB-Houston, owned ten full-service banking locations as of December 31, 2000. Leased properties include one stand alone ATM machine and night depository and SB-Bibb's operations center, which houses its in-house data processing facility and operational support functions. Fairfield Financial Services, Inc., a subsidiary of SB-Bibb, leases ten mortgage offices throughout the state of Georgia. The net book value of all facilities including furniture, fixtures and equipment totaled $8,932,000 as of December 31, 2000. Management considers that its properties are well maintained.

Item 3

LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2000, there are no material pending legal proceedings to which SNB or its subsidiaries are a party or of which any of its property is the subject.

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

Part II (Continued)

Item 5 (Continued)
Year Ended December 31, 2000	High	Low	Close	Dividend Per Share

Fourth Quarter	$14.00	$12.36	$13.00	$0.070
Third Quarter	15.25	12.00	12.88	0.070
Second Quarter	16.25	12.00	15.00	0.070
First Quarter	16.50	13.13	15.50	0.065

Year Ended December 31, 1999

Fourth Quarter	$18.50	$14.00	$14.13	$0.065
Third Quarter	20.00	16.00	16.00	0.065
Second Quarter	20.25	15.31	20.00	0.065
First Quarter	20.50	14.75	18.50	0.060

As of March 14, 2001 the Company had approximately 1,172 shareholders of record.

For a discussion on dividend restrictions, refer to Item 1, Business-Regulation of the Banks.

Item 6

SELECTED FINANCIAL DATA

Refer to page 16 of the Management's Discussion and Analysis for the table of selected financial data for each of the past five years.

Item 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following discussion reviews the results of operations and assesses the financial condition of SNB Bancshares, Inc. ("SNB", or the "Company") in Macon, Georgia for each of the five most recent years ended December 31, 2000. This discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

Part II (Continued)

Item 7 (Continued)

SNB is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank) ("SB-Bibb") under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the shareholders of SB-Bibb on August 2, 1994, the shareholders of SB-Bibb voted in favor of a plan of reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SNB. SB-Bibb has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of SB-Bibb, its Board of Directors, staff and physical office locations underwent no changes as a result of the reorganization.

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates six full service banking offices in Macon, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SNB acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information shown below has been restated as if this business combination had always existed. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County ("SB-Houston") and now operates as a wholly-owned subsidiary of SNB, with four full service banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. ("Fairfield"). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with ten Georgia locations, including offices in Macon (3), Columbus, Warner Robins, Savannah, Richmond Hill, Rincon, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties. As of December 31, 2000, SNB had 207 employees on a full-time equivalent basis.

The following table illustrates selected key financial data of SNB for each of the past five years.

Part II (Continued)

Item 7 (Continued)

TABLE 1
SELECTED FIVE YEAR FINANCIAL DATA
(Dollars in thousands, except per share data
and number of shares)
		Years Ended December 31,
INCOME	2000	1999	1998	1997	1996
STATEMENT:
Interest Income	$27,040	$20,402	$18,630	$16,969	$14,787
Interest Expense	13,111	8,427	7,895	7,345	6,613
Net Interest Income	13,929	11,975	10,735	9,624	8,174
Provision for Loan Losses	1,292	736	636	505	320
Other Income	5,354	3,072	2,558	1,830	1,418
Other Expense	12,655	9,537	8,947	7,119	5,788
Income Before Tax	5,336	4,774	3,710	3,830	3,484
Income Taxes	1,857	1,529	1,383	1,223	1,091
Net Income	$3,479	$3,245	$2,327	$2,607	$2,393

PER SHARE (a):
Earnings Per Common Share:
Basic	$1.04	$0.97	$0.73	$0.88	$0.94
Diluted	1.03	0.96	0.69	0.80	0.83
Cash Dividends Paid	0.28	0.26	0.22	0.16	0.15
Weighted Average Shares	3,354,145	3,340,624	3,185,014	2,950,611	2,551,037

RATIOS:
Return on Average Assets	1.09%	1.27%	1.04%	1.30%	1.40%
Return on Average Equity	12.01%	12.08%	9.41%	12.17%	15.11%
Dividend Payout Ratio	26.53%	26.25%	30.26%	17.95%	15.58%
Average Equity to Average Assets	9.06%	10.52%	11.08%	10.65%	9.29%
Net Interest Margin	4.79%	5.21%	5.34%	5.42%	5.33%

BALANCE SHEET:
(at end of period)
Assets	$410,230	$283,483	$253,006	$216,393	$204,061
Investment Securities	51,498	45,087	39,301	41,233	46,768
Loans, Net of Unearned Income	318,479	207,430	179,162	145,485	124,004
Reserve for Loan Losses	3,003	2,327	2,070	1,861	1,759
Deposits	311,577	237,418	217,778	188,807	176,899
Stockholders' Equity	31,071	27,472	25,736	22,750	20,063
Shares Outstanding	3,372,969	3,340,624	3,340,624	2,970,274	2,501,595

Part II (Continued)

Item 7 (Continued)

(a) All per share amounts have been calculated to apply SFAS 128 - "Earnings Per Share". Per share data for all periods have been retroactively restated for a 100 percent stock split on June 1, 1996, and a 25 percent stock split on September 25, 1997. All stock splits were effected in the form of dividends.

Consolidated total assets of $410.2 million at December 31, 2000 were up by $126.7 million, or 44.7 percent, over total assets at December 31, 1999. Total assets of $283.5 million at December 31, 1999 were up by $30.5 million, or 12.0 percent, over total consolidated assets at December 31, 1998. On average the balance sheet grew by 25.2 percent during 2000 and 14.2 percent during 1999. These growth rates are generally higher than the economic growth statistics for the Company's middle Georgia market area. Assets of the newly acquired mortgage lending unit stood at $48.3 million at December 31, 2000. In addition to the growth spurred by the Fairfield transaction in 2000, SNB's above average growth trends are attributed to recent industry consolidations and restructuring efforts of the larger super regional banks in the area, SNB's broader coverage of the geographic area through its expanded branch network and the synergies among the bank subsidiaries and the mortgage unit.

The following tables present condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.
TABLE 2
AVERAGE BALANCE SHEETS
(Amounts in 1000s)	Years Ended December 31
	2000	%	1999	%	1998	%
ASSETS
Cash and Due From Banks	$ 12,756	4.0%	$ 12,192	4.8%	$ 9,482	4.2%
Time Deposits-Other Banks	967	0.3%	20	0.0%	36	0.0%
Federal Funds Sold	6,031	1.9%	4,204	1.6%	8,113	3.6%
Taxable Investment Securities	33,930	10.6%	30,029	11.8%	28,299	12.7%
Nontaxable Investment Securities	9,116	2.9%	7,640	3.0%	8,479	3.8%
Market Adjustment-Securities	(619)	(0.2%)	(162)	(0.1%)	213	0.1%
Loans, Net of Interest	244,177	76.4%	189,306	74.1%	158,427	70.8%
Loans Held for Sale	2,365	0.7%	2,462	1.0%	2,115	0.9%
Allowance for Loan Losses	(2,569)	(0.8%)	(2,233)	(0.9%)	(1,981)	(0.9%)
Bank Premises & Equipment	8,641	2.7%	7,993	3.1%	6,670	3.0%
Other Real Estate	270	0.1%	426	0.2%	598	0.3%
Other Assets	4,727	1.5%	3,534	1.4%	3,206	1.4%
TOTAL ASSETS	$319,792	100.0%	$255,411	100.0%	$223,657	100.0%

Part II (Continued)

Item 7 (Continued)

TABLE 2 (Continued)
AVERAGE BALANCE SHEETS (CONTINUED)
(Amounts in 1000s)	Years Ended December 31
	2000	%	1999	%	1998	%
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
Noninterest Bearing	$ 45,518	14.2%	$ 39,414	15.4%	$ 34,669	15.5%
Interest-Bearing	211,216	66.0%	177,779	69.6%	156,492	70.0%
Federal Funds Purchased and
Repurchase Agreements Sold	7,278	2.3%	4,518	1.8%	2,083	0.9%
Demand Notes-US Treasury	849	0.3%	676	0.3%	802	0.4%
Other Borrowed Money-FHLB	25,158	7.9%	3,340	1.3%	2,461	1.1%
Obligations under Capital Leases	105	0.0%	159	0.1%	211	0.1%
Other Liabilities	698	0.2%	2,663	1.0%	2,166	1.0%
Total Liabilities	290,822	90.9%	228,549	89.5%	198,884	88.9%
Common Stock	3,345	1.0%	3,341	1.3%	3,185	1.4%
Surplus	12,725	4.0%	12,613	4.9%	10,906	4.9%
Undivided Profits	12,900	4.0%	10,908	4.3%	10,682	4.8%
Total Stockholders' Equity	28,970	9.1%	26,862	10.5%	24,773	11.1%
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$319,792	100.0%	$255,411	100.0%	$223,657	100.0%

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

Loans and loans held for sale, net of unearned income, of $318.5 million and $207.4 million at December 31, 2000 and 1999 totaled 77.6 percent and 73.2 percent of total assets, and 102.2 percent and 87.4 percent of deposits. Loans amounted to 84.8 percent of all funding sources at December 31, 2000 and 81.9 percent at December 31, 1999. The average yields generated by interest and fees from the entire loan portfolio amounted to 9.75 percent during 2000, compared to 9.38 percent during 1999, and 10.02 percent during 1998. SNB's reserve for loan losses as a percentage of outstanding loans amounted to 0.94 percent at December 31, 2000, compared to 1.12 percent and 1.16 percent at December 31, 1999 and 1998.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

Part II (Continued)

Item 7 (Continued)
TABLE 3
LOANS BY TYPE
(In Thousands)	December 31,
	2000	1999	1998	1997	1996
Commercial, Financial and Agricultural	$ 44,805	$ 44,194	$ 37,906	$ 34,798	$ 24,446
Real Estate-Construction	62,328	16,199	17,606	6,943	9,714
Real Estate-Mortgage:
Mortgage Loans Held for Sale	13,215	1,761	3,121	1,181	0
Other Mortgage	176,472	127,819	103,159	88,027	77,047
Loans to Individuals	21,831	17,577	17,502	14,683	12,797
Total Loans	318,651	207,550	179,294	145,632	124,004
Unearned Income	(172)	(120)	(132)	(147)	(175)
Total Net Loans	$318,479	$207,430	$179,162	$145,485	$123,829

Percentage of Total Portfolio
Commercial, Financial and Agricultural	14.1%	21.3%	21.2%	23.9%	19.7%
Real Estate-Construction	19.6%	7.8%	9.8%	4.8%	7.8%
Real Estate-Mortgage:
Mortgage Loans Held for Sale	4.2%	0.9%	1.7%	0.8%	0.0%
Other Mortgage	55.4%	61.6%	57.6%	60.5%	62.2%
Loans to Individuals	6.9%	8.5%	9.8%	10.1%	10.3%
Total Loans	100.1%	100.1%	100.1%	100.1%	100.1%
Unearned Income	(0.1%)	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Total Net Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Part II (Continued)

Item 7 (Continued)

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2000.
TABLE 4
LOAN MATURITY DISTRIBUTION AND INTEREST SENSITIVITY
(In Thousands)
	December 31, 2000
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected Loan Categories
Commercial, Financial and Agricultural	$21,404	$18,546	$4,854	$ 44,804
Real Estate-Construction	59,212	3,116	0	62,328
Total	$80,616	$21,662	$4,854	$107,132

Loans Shown Above Due After One Year
Having Predetermined Interest Rates				$15,910
Having Floating Interest Rates				10,606
Total				$26,516

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

As of December 31, 2000, the securities portfolio totaled 1.5 million, or 12.6 percent of total assets, compared to $45.1 million, or 15.9 percent of assets at December 31, 1999. Over recent years, the shrinkage in the size of the securities portfolio relative to total assets indicates that a higher proportion of earning assets have been deployed into the loan portfolio rather than in investment securities to produce greater yields.

The average tax equivalent yield on the portfolio, excluding the impact of SFAS No. 115 market value adjustments for unrealized gains and losses on available for sale securities, was 6.66 percent for the year 2000 versus 6.36 percent in 1999 and 6.31 percent in 1998. During the year 2000, the investment securities portfolio, excluding unrealized gains and losses, represented 14.3 percent of average earning assets and 13.3 percent of average total assets. During 1999, the portfolio averaged 16.1 percent of earning assets and 14.7 percent of total assets. This decrease is attributable to increased mortgage and commercial loan activity from the Fairfield merger and general growth in overall earning assets at the two subsidiary banks.

Part II (Continued)

Item 7 (Continued)

At December 31, 2000, the major portfolio components, based on amortized or accreted cost, included 2.0 percent in U. S. Treasury securities, 76.1 percent in U. S. agency obligations, 15.6 percent in state, county and municipal bonds and 6.3 percent in stocks of the Federal Home Loan Bank and a bankers' bank. On December 31, 2000, the market value of the total bond portfolio as a percentage of the book value was 100.7 percent, up from 98.5 percent a year earlier. As of December 31, 2000, the entire investment securities portfolio had gross unrealized gains of $475,995 and gross unrealized losses of ($137,365), for a net unrealized gain of $338,630. As of December 31, 1999, the portfolio had a net unrealized loss of ($674,289). In accordance with SFAS No. 115, stockholders' equity included net unrealized gains of $195,498 for December 31, 2000 and net unrealized losses of ($458,627) for December 31, 1999 recorded on the available for sale portfolio, net of deferred tax effects. No trading account has been established by SNB and none is anticipated.

The following table summarizes the available for sale and held to maturity investment securities portfolios as of December 31, 2000, 1999 and 1998. Available for sale securities are shown at fair value, while held to maturity securities are shown at amortized or accreted cost.

TABLE 5
INVESTMENT SECURITIES
(In Thousands)	December 31,
	2000	1999	1998
Securities Available for Sale
U. S. Treasury	$ 1,036	$ 998	$ 4,087
U. S. Government Agencies
Mortgage-Backed	11,527	10,945	6,725
Other	27,663	22,973	19,495
State, County & Municipal	6,055	5,662	4,010
Other Investments	3,234	1,598	831
	$49,515	$42,176	$35,148
Securities Held to Maturity
U. S. Treasury	$ 0	$ 0	$ 0
U. S. Government Agencies
Mortgage-Backed	0	0	0
Other	0	0	0
State, County & Municipal	1,983	2,911	4,153
Other Investments	0	0	0
	$ 1,983	$ 2,911	$ 4,153
Total Investment Securities
U. S. Treasury	$1,036	$998	$4,087
U. S. Government Agencies
Mortgage-Backed	11,527	10,945	6,725
Other	27,663	22,973	19,495
State, County & Municipal	8,038	8,573	8,163
Other Investments	3,234	1,598	831
	$51,498	$45,087	$39,301

Part II (Continued)

Item 7 (Continued)

The following tables illustrate the contractual maturities and weighted average yields of investment securities held at December 31, 2000. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a taxable equivalent basis using a statutory federal income tax rate of 34 percent.

TABLE 6
MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS
(In Thousands)
	Investment Securities
	Held to Maturity			Available for Sale
December 31, 2000	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
U.S. Treasury
Within 1 Year	$0	0.00%	$0	$1,005	6.24%	$1,036
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	0	0.00%	0
	$0	0.00%	$0	$1,005	6.24%	$1,036
Mortgage-Backed
Government Agencies
Within 1 Year	$0	0.00%	$0	$0	0.00%	$0
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	1,261	6.33%	1,264
More Than 10 Years	0	0.00%	0	10,237	6.64%	10,263
	$0	0.00%	$0	$11,498	6.61%	$11,527
Other U.S. Government Agencies
Within 1 Year	$0	0.00%	$0	$7,733	6.15%	$7,696
1 to 5 Years	0	0.00%	0	17,178	6.31%	17,309
5 to 10 Years	0	0.00%	0	1,502	6.90%	1,605
More Than 10 Years	0	0.00%	0	1,062	6.70%	1,053
	$0	0.00%	$0	$27,475	6.31%	$27,663
State, County and Municipal
Within 1 Year	$205	6.29%	$205	$353	6.41%	$353
1 to 5 Years	1,438	6.98%	1,469	2,597	7.09%	2,625
5 to 10 Years	340	7.30%	352	1,691	6.85%	1,714
More Than 10 Years	0	0.00%	0	1,349	7.16%	1,363
	$1,983	6.96%	$2,026	$5,990	7.00%	$6,055
Other Investments
Within 1 Year	$0	0.00%	$0	$0	0.00%	$0
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	3,250	5.47%	3,234
	$0	0.00%	$0	$3,250	5.47%	$3,234
Total Securities
Within 1 Year	$205	6.29%	$205	$9,091	6.17%	$9,085
1 to 5 Years	1,438	6.98%	1,469	19,775	6.41%	19,934
5 to 10 Years	340	7.30%	352	4,454	6.72%	4,583
More Than 10 Years	0	0.00%	0	15,898	6.45%	15,913
	$1,983	6.96%	$2,026	$49,218	6.41%	$49,515

Part II (Continued)

Item 7 (Continued)

As of December 31, 2000 and 1999, SNB had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded ten percent of stockholders' equity, with the exception of U. S. Treasury and U. S. Government Agencies securities.

Other Assets

SNB holds additional earning assets in overnight Federal Funds Sold. These balances totaled $4.4 million and $6.1 million as of December 31, 2000 and 1999, respectively. Balances in nonearning assets are comprised of cash and correspondent bank balances, premises and equipment, foreclosed real estate, income receivable on loans and investments and other miscellaneous assets. Management works to minimize nonearning asset balances in order to maximize profit potential. Nonearning assets represented 9.5 percent of the balance sheet as of December 31, 2000, and 9.6 percent as of December 31, 1999.

Deposits

Deposits are SNB's primary liability and funding source. Total deposits as of December 31, 2000 were $311.6 million, up 31.2 percent from $237.4 million at December 31, 1999. Average deposits in 2000 were $256.7 million, up 18.2 percent from $217.2 million during 1999. The average cost of deposits, with noninterest checking accounts factored in, was 4.26 percent during 2000, up from 3.69 percent during 1999 and 3.96 percent in 1998. The increases are attributed to increases in rates paid on money market accounts and certificates of deposit to keep up with market competition and to attract additional funding for use in the new mortgage unit.

During 2000, 17.8 percent of average deposits were held in noninterest-bearing checking accounts, 23.7 percent were in lower yielding interest-bearing transaction and savings accounts, and 58.5 percent were in time certificates with higher yields. Comparable average deposit mix percentages during 1999 were 18.1 percent, 26.7 percent and 55.2 percent, respectively. The Banks' total interest expense on deposits and borrowed funds as a percentage of average earning assets was 4.43 percent during 2000, up from 3.61 percent during 1999 and 3.84 percent during 1998.

The following tables reflect average balances of deposit categories for the years 2000, 1999 and 1998.

TABLE 7
AVERAGE DEPOSITS
(In Thousands)		Years Ended December 31
	2000	%	1999	%	1998	%
Noninterest-Bearing
Demand Deposits	$ 45,518	17.7%	$ 39,414	18.1%	$ 34,669	18.1%
Interest Bearing Demand Deposits	21,148	8.2%	19,456	9.0%	18,130	9.5%
Money Market Accounts	33,332	13.0%	32,151	14.8%	30,981	16.2%
Savings Deposits	6,444	2.5%	6,465	3.0%	6,058	3.2%
Time Deposits of $100,000 or More	32,177	12.5%	26,525	12.2%	24,547	12.8%
Other Time Deposits	118,115	46.1%	93,182	42.9%	76,776	40.2%
	$256,734	100.0%	$217,193	100.0%	$191,161	100.0%

Part II (Continued)

Item 7 (Continued)

The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2000, 1999 and 1998. The majority of SNB's large denomination time deposits are from customers within the local market area, therefore providing a greater degree of stability than is typically associated with this source of funds. SNB holds no foreign deposits and has only minor balances of brokered deposits.
TABLE 8
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
(In Thousands)
	December 31
As of the End of Period:	2000	1999	1998
3 Months or Less	$ 8,726	$10,531	$ 9,662
Over 3 Months through 6 Months	6,532	9,198	3,934
Over 6 Months through 12 Months	20,791	5,146	7,869
Over 12 Months	990	7,025	5,590
	$37,039	$31,900	$27,055

Borrowed Money

Other interest-bearing sources of funds at December 31, 2000 totaled $64.0 million. The major component was $54.4 million in various advance agreements from the Federal Home Loan Bank of Atlanta ("FHLB") under the fixed and principal reducing credit programs. Interest rates on the FHLB notes range from 6.12 percent to 7.10 percent. Approximately $46.4 million, or 85.3 percent of the FHLB notes, matures in 2001, $5.0 million, or 9.2 percent, matures in 2002, and $3.0 million, or 5.5 percent, matures in 2003. Under a Blanket Agreement and Security Agreement with the FHLB, residential first mortgage loans and investment securities are pledged as collateral for the FHLB advances outstanding. Outstanding advances from the FHLB averaged $25.2 million during the year 2000, with an average interest cost of 6.60 percent. For the year 1999, FHLB advances averaged $3.3 million with an average interest cost of 5.00 percent. FHLB borrowings have been used more extensively during 2000 to supplement traditional deposit sources and provide an additional funding source for higher activity levels in mortgage lending.

Demand notes to the U. S. Treasury of $0.9 million at December 31, 2000 represented accumulated federal tax deposit payments through the Treasury Department's note option program. These Treasury deposit balances averaged $0.8 million during 2000, with an average interest cost of 4.84 percent. Federal funds purchased and securities sold under agreements to repurchase totaled $8.6 million at December 31, 2000, and a capital lease obligation totaled $0.1 million. Reliance on other borrowed money as a funding source increased on average from $8.7 million during 1999 to $33.4 million during 2000 due to an increase in the use of FHLB notes to match against the Company's growing mortgage volumes. The cost of all nondeposit borrowed money components averaged 6.48 percent in 2000, up from 4.77 percent in 1999.

Other interest-bearing sources of funds at December 31, 1999 totaled $15.8 million, up from $6.4 million at December 31, 1998. Of the 1999 year-end balance, $6.1 million consisted of FHLB notes, $0.4 million was in treasury, tax and loan note balances, $9.2 million was in federal funds purchased and securities sold under agreements to repurchase, and $0.1 million was in capital lease obligations.

Part II (Continued)

Item 7 (Continued)

Other Liabilities

Other liabilities of $3.5 million at December 31, 2000 and $2.8 million at December 31, 1999 consist of interest payable on deposits and borrowed funds, federal income taxes payable and other accrued but unpaid expenses.

LIQUIDITY

SNB, primarily through the actions of its subsidiary banks, engages in liquidity management to ensure adequate cash flow for deposit withdrawals and credit commitments. Needs are met through loan repayments, net interest and fee income, and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits or the renewal of maturing deposits. Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Through various asset / liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Balances held in cash and correspondent banks are reviewed daily to maximize the federal funds investment position. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the Banks.

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of December 31, 2000, SNB held $49.2 million in bonds, at amortized or accreted cost, in the Available for Sale portfolio, and $9.1 million of these bonds mature, or are callable, within a one-year period. At December 31, 1999, the Available for Sale portfolio totaled $42.9 million, with $8.0 million maturing or callable within one year. Only marketable investment grade bonds are purchased. The Banks from time to time invest in short-term CDs at other banks, and generally maintain a net sold position in overnight federal funds.

Management continually monitors the relationship of loans to deposits as it relates to SNB's liquidity posture. SNB had ratios of loans to deposits of 102.2 percent as of December 31, 2000 and 87.4 percent at December 31, 1999. The purchase of the Fairfield mortgage company has increased management's emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratio of loans to all funding sources at December 31, 2000 and 1999 was 84.8 percent and 81.9 percent, respectively. Management continues to emphasize programs to generate local core deposits as the Company's primary funding source. The stability of the Banks' core deposit base is an important factor in the SNB's liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

Part II (Continued)

Item 7 (Continued)

At December 31, 2000 and 1999, the Banks had $37.0 million and $31.9 million in certificates of deposit of $100,000 or more. Although these deposits represented 11.9 percent and 13.4 percent of respective total deposits, the majority of these large CDs are stable deposits of local individuals and small businesses. Management works to avoid reliance on volatile deposits that might lead to liquidity pressures. The parent company has an unsecured line of credit and the Banks have established borrowing lines for federal funds through correspondent banks. Borrowing capacity also exists through the membership of the Banks in the Federal Home Loan Bank program, and both Banks have established access to national CD markets for deposit gathering through a bulletin board service if needed. Management believes that the various funding sources discussed above are adequate to meet the Company's liquidity needs in the future without any material adverse impact on operating results.

CAPITAL RESOURCES AND DIVIDENDS

SNB has always placed emphasis on maintaining a strong capital base and continues to exceed all minimum regulatory capital requirements. SNB's equity capital of $31.1 million at December 31, 2000 totals 7.6 percent of total assets, compared to 9.7 percent at December 31, 1999, and 10.2 percent at December 31, 1998. On average, the equity capital was 9.1 percent of assets during 2000, compared to 10.5 percent for 1999 and 11.1 percent for 1998. The downward trend in the capital ratio reflects the Company's strong balance sheet growth pattern, which has been most pronounced during the year 2000.

Information discussed below has been adjusted for stock splits. In July 2000, 32,345 new shares of SNB stock were issued in connection with the purchase acquisition of Fairfield Financial Services, Inc., producing $0.4 million in additional capital. In August 1998, 846,743 new shares of the Company's common stock were issued for the pooling of interests stock swap merger with Crossroads Bancshares, Inc. Additionally, 1998 marked the expiration of the outstanding stock warrants held by the Company's organizing directors and executive officers. During 1997 and 1998, the holders completed the exercise of 449,700 warrants, generating a total of $1.5 million in new capital. There are no remaining founders' warrants outstanding.

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

Principal uses of the Company's capital base in recent years have been (a) sustaining the capital adequacy of the Banks as they continue to grow at a steady pace, (b) expanding the Company's presence in Macon and middle Georgia with more physical locations and improved delivery systems, (c) expanding into contiguous Houston County through the merger with SB-Houston and development of a mortgage loan division, (d) acquiring Fairfield to broaden the Company's mortgage services markets, and (e) enhancing corporate infrastructure support systems to manage SNB's multi-bank environment. Additional acquisitions may occur in the future.

Part II (Continued)

Item 7 (Continued)

Regulators use a risk-adjusted calculation to aid them in their determination of capital adequacy by weighting assets based on the degree of risk associated with on- and off-balance sheet assets. The majority of these risk-weighted assets for the Company are on-balance sheet assets in the form of loans. Small portions of risk-weighted assets are considered off-balance sheet assets comprised of letters of credit and loan commitments. Capital is categorized as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of stockholders' equity minus any intangible assets, while Tier 2 capital can consist of the reserve for loan losses up to certain limits, certain short-term and other preferred stock and certain debt instruments.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well-capitalized bank as one that has a Tier 1 leverage ratio of at least 5 percent, a Tier 1 capital ratio of at least 6 percent, and a total risk based capital ratio of at least 10 percent. As of December 31, 2000, SNB had a Tier 1 leverage ratio of 9.39 percent, a Tier 1 capital ratio of 8.86 percent, and a total risk based capital ratio of 9.75 percent. The Company's total risk based capital ratio had fallen slightly below the well-capitalized status at year-end 2000. Due to continuing strong growth trends in the balance sheet, management is currently assessing strategies to assure future capital adequacy. The following table demonstrates capital ratio calculations as of December 31, 2000 and 1999.
TABLE 9
CAPITAL RATIOS
(In Thousands)
			December 31
As of End of Period			2000	1999
Tier 1 Capital
Stockholders' Equity			$ 30,875	$ 27,931
Less Intangible Assets			947	0
Total Tier 1 Capital			29,928	27,931
Tier 2 Capital
Eligible Portion of Reserve for Loan Losses			3,003	2,327
Subordinated and Other Qualifying Debt			0	0
Total Tier 2 Capital			3,003	2,327

Total Risk Based Capital			$ 32,931	$ 30,258

Total Net Risk Weighted Assets			$337,788	$227,153
	Regulatory Requirement
		Well
	Minimum	Capitalized
Total Risk Based Capital Ratio	8.0%	10.0%	9.7%	13.3%
Tier 1 Capital Ratio	4.0%	6.0%	8.9%	12.3%
Leverage Ratio	4.0%	5.0%	9.4%	10.8%

Part II (Continued)

Item 7 (Continued)

Cash dividends of $923,200, or $.28 per weighted average common share, were declared and paid during 2000, up from $851,862, or $.26 per share during 1999, and $704,126, or $.22 per share in 1998. The ratios of cash dividends paid to net income for these years were 26.5 percent, 26.3 percent and 30.3 percent, respectively. Since the commencement of cash dividend payments in 1992, the SNB Board of Directors has consistently declared and paid dividends on a quarterly basis.

On June 1, 1996, a 100 percent stock split was issued and effected in the form of a dividend, and on September 25, 1997, a 25 percent stock split was issued and effected in the form of a dividend. Per share data for all periods presented have been retroactively restated to reflect the additional shares resulting from these stock splits.

Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on SNB's liquidity, capital resources, or operations. Further, management is aware of no current recommendations by regulatory authorities that, if they were to be implemented, would have such an effect.

Acquisition

On January 29, 1998, SNB entered into an Agreement and Plan of Merger with Crossroads Bancshares, Inc. in Perry, Georgia, pursuant to which Crossroads would be merged with and become a wholly owned subsidiary of SNB. On August 8, 1998, the merger was completed in a 100 percent stock pooling of interests transaction, and 846,743 shares of SNB common stock were issued to effect the merger. On June 3, 1999, the Bank name was changed from Crossroads Bank to Security Bank of Houston County. SB-Houston operates four offices in Houston County - one in Perry, Georgia and three in Warner Robins, Georgia. The merger allowed SNB to establish an immediate presence in its primary targeted market for expansion. Houston County is included in the same Macon-Warner Robins metropolitan statistical area as SNB's principal Bibb County market. The Warner Robins Air Force Base is the largest employer in the middle Georgia area and helps to make the two counties a common market.

On July 31, 2000, SB-Bibb acquired Fairfield Financial Services, Inc. ("Fairfield"), a well-established mortgage loan company based in Macon, Georgia. The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield has ten Georgia locations, including offices in Macon (3), Columbus, Warner Robins, Savannah, Richmond Hill, Rincon, Fayetteville and St. Simons Island. The company now functions as a subsidiary of SB-Bibb.

The Company's 44.7 percent growth rate in total assets from December 31, 1999 to December 31, 2000 is largely attributed to (a) the success of these two acquisitions in developing synergies and market cohesiveness in middle Georgia, and (b) the community banking philosophies of the two subsidiary banks during a period of merger shake-ups in the local markets.

Part II (Continued)

Item 7 (Continued)

Expanded Coverage of Market Area

Bibb County

As the Company grows, it continues to add physical office locations and delivery channels to serve its existing middle Georgia market. Due to continuing growth trends, SB-Bibb has outgrown its current executive offices in Macon and expects to build a new corporate center and banking office by mid-2002. Additional space is also needed for operations and data processing functions, and the Company expects to lease a larger facility by late 2001. SNB is adequately capitalized to meet all anticipated capital expenditure needs. During 1999, the Company introduced an internet banking product for its customers. In 1998, the Hartley Bridge Road branch was constructed and opened in southwest Bibb County by the lead bank. This is SB-Bibb's sixth full service location in Macon. SB-Bibb purchased an existing facility and opened its fifth full service office at 3945 Pio Nono Avenue in south Macon in August 1997. SB-Bibb's existing Shurling Drive branch was relocated in 1997 to a larger and more convenient major intersection at 614 Shurling Drive. In February 1997, the Bank relocated its in-house data processing facility and operational functions to a leased operations center on Riverside Drive near the bank's main office. Platformation and other improvements to the Company's internal information technology were made in 1997. During 1996, a remote ATM/night depository facility was established on Forsyth Road in northwest Macon. These additional fixed asset purchases were financed through the equity base and retained earnings of the Company with no external borrowing.

Houston County

During the first quarter of 2000, SB-Houston's fourth full service office in Houston County was established on Houston Lake Road in Warner Robins. The mortgage division in Houston County has now been merged into the Fairfield administration and relocated from leased space into the new branch office on Houston Lake Road.

Mortgage Division

The acquisition of Fairfield during 2000 brings ten Georgia mortgage offices to SB-Bibb. These offices, located in Macon, Columbus, Warner Robins, Savannah, Richmond Hill, Rincon, Fayetteville, and St. Simons Island, are well established and provide only mortgage services at this time. SNB management may consider converting one or more of the Fairfield offices into full service banking offices in the future. Alternatively, management may consider additional expansion moves into the markets where Fairfield offices are now located.

Part II (Continued)

Item 7 (Continued)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Information for all prior periods in the following discussion has been retroactively adjusted for the pooling of interests combination with Crossroads Bancshares, Inc., which occurred on August 8, 1998. SNB's net income was $3,479,247, $3,245,174, and $2,326,967 for the years 2000, 1999 and 1998, respectively. Diluted earnings per share totaled $1.03 in 2000, $0.96 in 1999, and $0.69 in 1998. The Company's return on average assets amounted to 1.09 percent for 2000, 1.27 percent for 1999, and 1.04 percent for 1998. The return on average equity was 12.01 percent, 12.08 percent, and 9.41 percent, respectively. During 2000, the Company incurred approximately $150,000 in merger costs on the Fairfield acquisition, and expensed an additional $350,000 to increase the loan loss reserve due to the Fairfield merger. During 1998, $532,484 in one-time pre-tax expense was incurred for the 1998 acquisition in Houston County and associated name changes for the banks. Additional overhead costs have been incurred for the periods shown for the establishment of a more extensive branch network and increased technological costs associated with setting up a multi-bank data processing center.

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of earnings for the Company. SNB's average net interest rate margin, on a taxable equivalent basis, was 4.79 percent in 2000, 5.21 percent in 1999 and 5.34 percent in 1998. Although the margin yield has exhibited a trend of decline, the Company has been able to maintain reasonable margins per industry standards. Net interest income before tax equivalency adjustments in 2000 totaled $13,928,611, up 16.3 percent from $11,975,079 in 1999. The 1999 net interest income was up 11.6 percent from $10,734,768 posted in 1998.

The following table presents interest income, adjusted to a tax equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.
TABLE 10
NET INTEREST INCOME
(In Thousands)	Years Ended December 31
	2000	1999	1998
Interest Income	$27,040	$20,402	$18,630
Taxable Equivalent Adjustment	234	199	228
Interest Income (1)	27,274	20,601	18,858
Interest Expense	13,111	8,427	7,895
Net Interest Income (1)	$14,163	$12,174	$10,963

	(As a % of Average Earning Assets)
Interest Income (1)	9.22%	8.82%	9.18%
Interest Expense	4.43%	3.61%	3.84%
Net Interest Rate Margin (1)	4.79%	5.21%	5.34%

Part II (Continued)

Item 7 (Continued)

(1) Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34 percent in adjusting interest on tax-exempt securities to a fully taxable basis.

2000 compared to 1999

Tax equivalent net interest income increased by $1,989,000 from 1999 to 2000. This increase in absolute dollars of margin in 2000 was driven by strong balance sheet growth. The average margin yield declined by 42 basis points, from 5.21 percent in 1999 to 4.79 percent in 2000. Over the course of 2000, the prime borrowing rate increased by 100 basis points, from 8.50 percent to 9.50 percent by year-end. Management was able to improve average loan yields by 38 basis points in spite of intense local competition on loan pricing. Yields on the investment portfolio were also improved by 30 basis points through repricing and purchases at current market rates. The margin was also aided by a shift in balance sheet mix from the bond portfolio to the loan portfolio as the year proceeded. However, the margin was negatively impacted by an increase in the overall cost of funds of 84 basis points for the year. Management resorted to higher balances in more costly borrowed funds to support strong loan growth, and deposits repriced rapidly at higher market rates during the year.

Balances in average interest-earning assets rose by 26.8 percent in 2000 over 1999. Growth in higher yielding loan balances accounted for most of this increase. Average loan balances increased 28.6 percent and represented 77.1 percent of the average balance sheet in 2000, up from 75.1 percent of the average balance sheet in 1999. Investment securities, on the other hand, declined from 14.7 percent to 13.3 percent of the average balance sheet. The overall yield on average interest earning assets, on a taxable equivalent basis, increased by 40 basis points from 8.82 percent in 1999 to 9.22 percent in 2000.

At the same time, the overall average cost of interest-bearing liabilities has increased by 84 basis points, from 4.52 percent in 1999 to 5.36 percent in 2000. Most deposit rates increased in 2000 over 1999, due to increases in general market rates and strong competition for deposits. Average deposit balances also grew, increasing 18.8 percent in 2000 over 1999. This growth is attributed to aggressive marketing in a period of flux for area super regional competition, growing consumer business due to the convenience of a larger branch network, increases in business deposit relationships from larger commercial credit lines, and Fairfield cross-selling synergies. With the increased liquidity needs brought on by strong loan demand and the increased mortgage activity, average balances in other borrowing sources increased from $8.7 million in 1999 to $33.4 million in 2000. Rates paid on these borrowings increased as well, from 4.77 percent in 1999 to 6.48 percent in 2000.

1999 compared to 1998

Tax equivalent net interest income increased by $1,211,000 from 1998 to 1999. The increase is attributed to significant balance sheet growth and improvements in balance sheet mix. The average margin yield declined by 12 basis points, from 5.34 percent in 1998 to 5.21 percent in 1999. Yields on average earnings assets declined by 36 basis points, from 9.18 percent in 1998 to 8.82 percent in 1999. Average interest-earning asset balances increased by 13.6 percent in 1999 over 1998. Loans became a more dominant asset, representing 75.1 percent of the average balance sheet in 1999, up from 71.8 percent in 1998. Lower yielding investment securities and federal funds sold dropped to 16.3 percent of average 1999 assets, down from 20.2 percent during 1998. Rates paid on deposits and other funding sources trended downward over the periods due to the declining rate environment at that time. The cost of average interest-bearing liabilities fell 35 basis points, from 4.87 percent in 1999 to 4.52 percent in 1998.

Part II (Continued)

Item 7 (Continued)

The table on this and the following page summarizes average balance sheets, interest and yield information on a taxable equivalent basis for the years ended December 31, 2000, 1999, and 1998.
TABLE 11
AVERAGE BALANCE SHEETS, INTEREST AND YIELDS
(Tax equivalent basis, in thousands)

	Year Ended December 31, 2000			Year Ended December 31, 1999			Year Ended December 31, 1998
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Income (a) (b)
Taxable	$244,177	$23,871	9.78%	$189,306	$17,826	9.42%	$158,427	$15,978	10.09%
Tax-Exempt (c)	0	0	0.00	0	0	0.00	0	0	0.00
Loans Held for Sale	2,365	177	7.47	2,462	168	6.83	2,115	111	5.25
Net Loans	246,542	24,048	9.75	191,768	17,994	9.38	160,542	16,089	10.02
Investment Securities (d)
Taxable	33,312	2,138	6.42	29,867	1,799	6.02	28,299	1,647	5.82
Tax-Exempt (c)	9,116	689	7.55	7,640	586	7.67	8,479	672	7.93
Total Investment Securities	42,428	2,827	6.66	37,507	2,385	6.36	36,778	2,319	6.31
Interest Earning Deposits	967	28	2.91	20	5	23.67	36	2	4.39
Federal Funds Sold	6,031	371	6.15	4,204	218	5.19	8,113	448	5.52

Total Interest-Earning Assets	295,968	27,274	9.22	233,499	20,602	8.82	205,469	18,858	9.18
Nonearning Assets	23,824			21,912			18,188

Total Assets	$319,792			$255,411			$223,657

Part II (Continued)

Item 7 (Continued)

TABLE 11 - Continued	Year Ended December 31, 2000			Year Ended December 31, 1999			Year Ended December 31, 1998
	Average		Yield/	Average		Yield/	Average		Yield/
LIABILITIES AND	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
STOCKHOLDERS' EQUITY
Interest-Bearing Demand Deposits	$ 21,148	$ 262	1.24%	$19,456	$ 202	1.04%	$18,130	$ 278	1.53%
Money Market Accounts	33,332	1,402	4.21	32,151	1,175	3.65	30,981	1,107	3.57
Savings Deposits	6,444	112	1.74	6,465	123	1.90	6,058	140	2.31
Time Deposits of $100,000 or More	32,177	1,994	6.20	26,525	1,491	5.62	24,547	1,446	5.89
Other Time Deposits	118,115	7,178	6.08	93,182	5,022	5.39	76,776	4,607	6.00
Federal Funds Purchased and
Repurchase Agreements Sold	7,278	443	6.08	4,518	213	4.71	2,083	106	5.09
Demand Note U.S. Treasury	849	41	4.84	676	21	3.11	802	27	3.37
Other Borrowed Money-FHLB	25,158	1,660	6.60	3,340	167	5.00	2,461	173	7.03
Capital Leases and Mortgage Debt	105	19	17.89	159	14	8.78	211	11	5.21
Total Interest-Bearing Liabilities	244,606	13,111	5.36	186,472	8,428	4.52	162,049	7,895	4.87

Noninterest-Bearing Demand Deposits	45,518			39,414			34,669
Other Liabilities	698			2,663			2,166
Stockholders' Equity	28,969			26,862			24,773
Total Liabilities and Stockholders' Equity	$319,792			$255,411			$223,657
Interest Rate Spread			3.86%			4.30%			4.31%
Net Interest Income		14,163			12,174			10,963
Net Interest Margin			4.79%			5.21%			5.34%

Notes to Table of Average Balance Sheets, Interest and Yields:
(a) Interest income includes loan fees as follows (in thousands): 2000-$1,009; 1999-$908; 1998-$855.
(b) Average loans are shown net of unearned income. Nonaccrual loans are included.
(c) Reflects taxable equivalent adjustments using the statutory income tax rate of 34 percent in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above totals $234 for 2000, $199 for 1999,and $228 for 1998.(in thousands)
(d) Investment securities are stated at amortized or accreted cost.

Part II (Continued)

Item 7 (Continued)

The following tables provide a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 2000 compared to the year 1999 and for the year 1999 compared to the year 1998.
TABLE 12
RATE / VOLUME ANALYSIS
(In thousands)	For the Years Ended December 31
	2000 Compared to 1999			1999 Compared to 1998
	Change Due To (a)			Change Due To (a)
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
INTEREST EARNED ON
Taxable Loans, Net	$5,167	$879	$6,046	$3,114	$(1,267)	$1,848
Tax-Exempt Loans (b)	0	0	0	0	0	0
Loans Held for Sale	(7)	15	8	18	39	57
Taxable Investment Securities	207	132	339	91	60	152
Tax-Exempt Investment Securities (b)	113	(10)	103	(67)	(20)	(86)
Interest-Earning Deposits	224	(201)	24	(1)	4	3
Federal Funds Sold	95	58	153	(216)	(14)	(230)

Total Interest Income	5,799	873	6,673	2,939	(1,198)	1,744

INTEREST PAID ON
Interest-Bearing Demand Deposits	18	43	60	20	(97)	(76)
Money Market Accounts	43	184	227	42	26	68
Savings Deposits	(0)	(11)	(11)	9	(27)	(17)
Time Deposits of $100,000 or More	318	186	503	117	(72)	45
Other Time Deposits	1,344	812	2,156	984	(569)	416
Federal Funds Purchased
and Repurchase Agreements Sold	130	100	230	124	(17)	107
Demand Note U.S. Treasury	5	15	20	(4)	(2)	(6)
Other Borrowed Money-FHLB	1,091	402	1,493	62	(68)	(6)
Capital Leases and Mortgage Debt	(5)	10	5	(3)	6	3

Total Interest Expense	2,943	1,740	4,684	1,351	(820)	532

Net Interest Income	$2,857	($868)	$1,989	$1,589	($378)	$1,211

(a) The change in interest due to both rate and volume has been allocated to the rate component.
(b) Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34 percent in adjusting interest on tax-exempt investment securities to a fully taxable basis.

Part II (Continued)

Item 7 (Continued)

Interest Rate Risk Management

The management of interest rate risk is the primary goal of SNB's asset/liability management function. SNB attempts to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. SNB's asset/ liability mix is sufficiently balanced so that the effect on net interest income of interest rate moves in either direction is not expected to be significant over time.

The principal tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate sensitive assets and liabilities over various time horizons. Additionally, simulation modeling is used to estimate the impact on net interest income of overall repricing at various levels of increase or decrease in current market interest rates over a range of plus or minus 300 basis points. At December 31, 2000, the Company estimates through simulation modeling that net interest income at its lead bank in Bibb County would increase by $615,064 if interest rates increased by 300 basis points, and decrease by ($733) if interest rates declined by 300 basis points.

The following table reflects the gap positions of SNB's consolidated balance sheet as of December 31, 2000 and 1999 at various repricing intervals. This gap analysis indicates that SNB's repricing abilities showed liability sensitive over a one-year time horizon at December 31, 2000 and December 31, 1999, with negative cumulative one-year gaps of (23.0 percent) at 2000 year-end and (14.3 percent) at 1999 year- end. The projected deposit repricing volumes reflect adjustments based on management's assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that these adjustments allow for a more accurate profile of SNB's interest rate risk position. Management is of the opinion that the current degree of interest rate risk is acceptable in the current interest rate environment.

TABLE 13
INTEREST RATE SENSITIVITY
(In Thousands)	December 31, 2000
		Over 3	Over 1 year
	0 Up To 3	Up To 12	Up To	Over 5
Amounts Maturing or Repricing	Months	Months	5 Years	Years
Investment Securities (a)	$ 7,886	$ 2,415	$ 18,027	$22,874
Loans, Net of Unearned Income (b)	57,304	97,491	131,519	30,767
Other Earning Assets	4,431	0	0	0
Interest-Sensitive Assets	69,621	99,906	149,546	53,641
Deposits	77,147	127,562	41,387	0
Other Borrowings	32,679	18,000	5,000	8,378
Interest-Sensitive Liabilities	109,826	145,562	46,387	8,378

Interest-Sensitivity Gap	($40,205)	($45,656)	$103,159	$45,263
Cumulative Interest-Sensitivity Gap	($40,205)	($85,861)	$17,298	$62,561
Cumulative Interest-Sensitivity Gap as a Percentage
of Total Interest-Sensitive Assets	(10.8%)	(23.0%)	4.6%	16.8%

Cumulative Interest-Sensitivity Assets as a Percentage	63.4%	66.4%	105.7%	120.2%

Part II (Continued)

Item 7 (Continued)

TABLE 13 (Continued)	December 31, 1999
		Over 3	Over 1 year
	0 Up To 3	Up To 12	Up To	Over 5
Amounts Maturing or Repricing	Months	Months	5 Years	Years
Investment Securities (a)	$ 6,221	$ 2,714	$ 21,241	$ 14,856
Loans, Net of Unearned Income (b)	36,038	49,749	90,278	30,519
Other Earning Assets	6,156	0	0	0
Interest-Sensitive Assets	48,415	52,463	111,519	45,375
Deposits	63,187	61,664	61,370	0
Other Borrowings	9,740	3,084	3,000	0
Interest-Sensitive Liabilities	72,927	64,748	64,370	0

Interest-Sensitivity Gap	($24,512)	($12,285)	$47,149	$45,375
Cumulative Interest-Sensitivity Gap	($24,512)	($36,797)	$10,352	$55,727
Cumulative Interest-Sensitivity Gap as a Percentage
of Total Interest-Sensitive Assets	(9.5%)	(14.3%)	4.0%	21.6%
Cumulative Interest-Sensitive Assets as a Percentage
of Cumulative Interest Sensitive Liabilities	66.4%	73.3%	105.1%	127.6%

(a) Excludes the effect of SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, consisting of a net unrealized gain of $296 in 2000 and a net unrealized loss of $695 in 1999.
(b) Nonaccrual loans are excluded.

Provision for Loan Losses

The general nature of lending results in periodic charge-offs, in spite of SNB's continuous loan review process, credit standards, and internal controls. Amounts of net loans charged off during 2000 and 1999, although higher than the Company's recent history, are reasonable by industry standards. SNB incurred net charge-offs of $616,650 during 2000, compared to $479,198 during 1999 and $426,734 in 1998. SNB expensed $1,292,006 in 2000, $736,125 in 1999, and $636,000 in 1998 for loan loss provisions. The reserve for loan losses on December 31, 2000 stood at 0.94 percent of outstanding net loans, compared to 1.12 percent and 1.16 percent at December 31, 1999 and 1998, respectively.

The provision for loan losses represents management's determination of the amount necessary to be transferred to the reserve for loan losses to maintain a level that it considers adequate in relation to the risk of future losses inherent in the loan portfolio. It is the policy of SNB's subsidiary banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses that must be charged off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the Loan Committees of the Banks' Boards of Directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of banks, the primary banking regulators may, from time to time, require additions to banks' provisions for loan losses and reserves for loan losses if the regulators' credit evaluations differ from those of management.

Part II (Continued)

Item 7 (Continued)

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the reserve including current economic conditions, loan loss experience, regulatory guidelines and current levels of nonperforming loans. Management believes that the $3,002,536 balance in the reserve for loan losses at December 31, 2000, and the $2,327,180 balance at December 31, 1999 were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

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

The following tables summarize loans charged off, recoveries of loans previously charged off and additions to the reserve that have been charged to operating expense for the periods indicated. The Company has no lease financing or foreign loans.

Part II (Continued)

Item 7 (Continued)
TABLE 14
RESERVE FOR LOAN LOSSES		Years Ended December 31
(In Thousands)	2000	1999	1998	1997	1996

Reserve for Loan Losses at
Beginning of Period	$2,327	$2,070	$1,861	$1,759	$1,451
Loans Charged Off During the Period
Commercial, Financial and Agricultural	109	131	35	295	75
Real Estate-Construction	0	0	58	0	0
Real Estate-Mortgage	0	25	200	150	53
Loans to Individuals	576	431	204	243	90
Total Loans Charged Off	685	587	497	688	218

Recoveries During the Period of Loans
Previously Charged Off
Commercial, Financial and Agricultural	2	49	36	205	124
Real Estate-Construction	0	0	0	0	0
Real Estate-Mortgage	0	5	3	9	37
Loans to Individuals	67	54	31	71	45
Total Loans Recovered	69	108	70	285	206
Net Loans Charged Off During the Period	616	479	427	403	12

Additions to Reserve-Provision Expense	1,292	736	636	505	320

Reserve for Loan Losses at End of Period	$3,003	$2,327	$2,070	$1,861	$1,759

Reserve for Loan Losses to Period-End Net Loans	0.94%	1.12%	1.16%	1.28%	1.42%

Ratio of Net Loans Charged Off During the Period to
Average Net Loans Outstanding During the Period	0.25%	0.25%	0.27%	0.30%	0.01%

An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The following table shows a five-year comparison of the allocation of the reserve for loan losses.

Part II (Continued)

Item 7 (Continued)
TABLE 15
ALLOCATION OF RESERVE FOR LOAN LOSSES
(In Thousands)
					December 31
	2000		1999		1998		1997		1996
Balance at End of Period	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *
Applicable To
Commercial, Financial
and Agricultural	$ 495	14%	$ 332	21%	$ 279	21%	$ 265	24%	$ 264	20%
Real Estate-Construction	315	20%	157	8%	124	10%	98	5%	66	8%
Real Estate-Mortgage	901	60%	733	62%	776	59%	726	61%	725	62%
Loans to Individuals	541	7%	524	8%	373	10%	307	10%	264	10%
Unallocated	751	0%	581	0%	518	0%	465	0%	440	0%
Total Reserve for Loan Losses	$3,003	100%	$2,327	100%	$2,070	100%	$1,861	100%	$1,759	100%

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

Nonperforming assets at December 31, 2000 totaled $2,202,000, or 0.54 percent of total assets. This compares to $1,431,000 in nonperforming assets at December 31, 1999, which represented 0.50 percent of total assets. Nonperforming assets at December 31, 1998 were $1,518,000, or 0.60 percent of total assets. The reserve for loan losses has been maintained over time at levels that are more than sufficient to absorb the total amount of nonperforming assets.

Part II (Continued)

Item 7 (Continued)
TABLE 16
NONPERFORMING ASSETS
(In thousands)			December 31
	2000	1999	1998	1997	1996
Nonperforming Loans
Nonaccrual Loans	$1,426	$ 965	$ 594	$ 870	$ 702
Restructured Loans	0	0	0	0	0
Loans 90 Days or More Past Due
and Still Accruing	463	341	203	123	545
Total Nonperforming Loans	1,889	1,306	797	993	1,247
Other Real Estate Owned	313	125	721	878	639
Total Nonperforming Assets	$2,202	$1,431	$1,518	$1,871	$1,886

Nonperforming Assets to Total Loans
and Other Real Estate	0.69%	0.69%	0.84%	1.28%	1.52%
Reserve for Loan Losses
to Nonperforming Loans	158.97%	178.18%	259.72%	187.41%	141.06%

Year Ended December 31, 2000			Nonaccrual	Restructured	Total
Interest at Contracted Rates (a)			$146	$0	$146
Interest Recorded as Income			0	0	0
Reduction of Interest Income During 2000			$146	$0	$146

(a) Interest income that would have been recorded, if the loans had been current and in accordance with their original terms.

At December 31, 2000 and December 31, 1999, there were no other loans classified for regulatory purposes as loss or doubtful which are not included in the table above, but there were other loans classified for regulatory purposes as substandard or special mention which are not included in the table above. However, management is aware of no such substandard or special mention loans not included above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Part II (Continued)

Item 7 (Continued)

Noninterest Income

Noninterest income of $5,354,184 in 2000 represented a 74.2 percent increase, or $2,281,277, from $3,072,907 recorded in 1999. The major contributor to improved noninterest income was the increase in fees from mortgage lending activities. The acquisition of Fairfield at the end of July 2000 produced five months of fee volume on loans made and sold in secondary markets. Total mortgage fees for the year 2000 totaled $2,769,887, up by $1,830,185 from $939,702 in fees collected during 1999. Service charges on deposit accounts increased by $300,691, or 19.5 percent, between the two periods. The increase was due to growth in core transaction accounts. Other increases were recorded in volume driven income sources such as ATM fees.

Noninterest income in 1999 totaled $3,072,907, up 20.1 percent from $2,557,810 in 1998. Approximately 73.5 percent of the increase, or $378,000, is attributed to fees from the mortgage division that was established late in 1997. Other increases were realized in service charges on deposit accounts due to the strong growth in core deposits and increased fees collected for insufficient funds.

Noninterest Expense

Noninterest expense was $12,654,634 for the year 2000, up 32.7 percent from $9,537,391 in 1999. The Banks continue to increase staff to strengthen the management team, take advantage of local market shake-ups, and add internal support positions. The addition of the ten new mortgage offices significantly increased commission-based compensation expense. Total salaries and benefits increased by $2,172,637, or 41.8 percent. Occupancy costs grew by 23.7 percent, or $350,028. The increase is attributed to operating, rental and depreciation costs for the ten new mortgage offices, plus general increases in equipment and maintenance costs. All other operating overhead increased by $594,578 or 20.8 percent, due to overhead expenses associated with the new Fairfield offices and to volume-driven increases from high balance sheet growth rates.

Noninterest expense was $9,537,391 for the year 1999, up 6.6 percent from $8,946,668 in 1998. Over half of the increase is attributed to higher costs of salaries and benefits for a growing organization with added physical locations. Salaries and benefits increased by $659,292, or 14.5 percent, and occupancy costs increased by $282,299, or 23.7 percent. Other overhead expense decreased by ($350,868), or (10.9) percent, as costs relating to the SB-Houston merger and data processing conversions were fully absorbed by 1999.

Income Tax Expense

SNB's consolidated federal and state income tax expense increased to $1,856,908 in 2000, up from $1,529,296 in 1999, and $1,382,943 in 1998. The effective tax rate was 34.8 percent, 32.0 percent, and 37.3 percent in 2000, 1999, and 1998, respectively. The Company's effective rates tend to hover just under maximum corporate tax rates due to the relatively small percentage of tax-free investments carried on the balance sheet. See Note 8 to SNB's consolidated financial statements for a detailed analysis of income taxes.

Part II (Continued)

Item 7 (Continued)

Inflation

Inflation impacts the financial condition and operating results of SNB. However, because most of the assets of the bank subsidiaries are monetary in nature, the effect is less significant compared to other commercial or industrial companies with heavy investments in inventories and fixed assets. Inflation influences the growth of total banking assets, which in turn produces a need for an increased equity capital base to support the growing banks. Inflation also influences interest rates and tends to raise the general level of salaries, operating costs and purchased services. The mortgage division is particularly impacted by swings in the interest rate cycle. SNB has not attempted to measure the effect of inflation on various types of income and expense due to difficulties in quantifying the impact. Management's awareness of inflationary effects has led to various operational strategies to cope with its impact. The Banks engage in various asset/liability management strategies to control interest rate sensitivity and minimize exposure to interest rate risk. Prices for banking products and services are continually reviewed in relation to current costs, and overhead cost cutting is an ongoing task.

Forward-Looking Statements

Certain statements contained in this Financial Review and SNB's annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, certain statements in future filings by SNB with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of SNB which are not statements of historical fact constitute forward-looking statements within the meaning of this Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of SNB or its management or Board of Directors, including those relating to products, services and expansion strategies; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and saving habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning banking, taxes, securities and insurance) with which SNB and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in SNB's organization, compensation, and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of SNB at managing the risks involved in the foregoing.

Part II (Continued)

Item 7 (Continued)

Such forward-looking statements speak only as of the date on which such statements are made, and SNB undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 8

FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	($ in thousands, except per share data)
2000
Interest Income	$8,165	$7,131	$6,144	$5,600
Interest Expense	4,264	3,655	2,765	2,427
Net Interest Income	3,901	3,476	3,379	3,173
Provision for Loan Losses	330	462	272	228
Securities Gains (Losses)	17	-	(5)	(6)
Noninterest Income	1,765	2,034	845	704
Noninterest Expense	4,080	3,690	2,485	2,400
Income Before Income Taxes	1,273	1,358	1,462	1,243
Provision for Income Taxes	468	462	492	435
Net Income	$ 805	$ 896	$ 970	$ 808

Net Income Per Common Share
Basic	$0.24	$0.27	$0.29	$0.24
Diluted	$0.24	$0.27	$0.29	$0.24

Part II (Continued)

Item 8 (Continued)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	($ in thousands, except per share data)
1999
Interest Income	$5,427	$5,130	$4,982	$4,863
Interest Expense	2,222	2,172	2,059	1,974
Net Interest Income	3,205	2,958	2,923	2,889
Provision for Loan Losses	208	190	149	189
Securities Losses	(1)	(1)	-	-
Noninterest Income	765	782	769	759
Noninterest Expense	2,471	2,474	2,377	2,215
Income Before Income Taxes	1,290	1,075	1,166	1,244
Provision for Income Taxes	432	286	375	437
Net Income	$ 858	$ 789	$ 791	$ 807

Net Income Per Common Share
Basic	$0.26	$0.24	$0.24	$0.24
Diluted	$0.26	$0.23	$0.23	$0.24

Item 9

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

Part III

Item 10

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated herein by reference to pages 3, 4, 5, 8, 10, 11 and 12 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001.

Item 11

EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 5, 8, 10, 11 and 12 of the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to page 5, 6 and 7 of the Company's Definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 26, 2001.

Part III (Continued)

Item 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to pages 13 and 14 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2001.

Part IV

Item 14

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included herein:
PAGE

	3(a)	Articles of Incorporation	N/A
Filed as Exhibit 3.2 to the Registrant's Registration Statement Form 2.4 (File No. 333-49977), Filed with the Commission on April 13, 1998 Incorporated Herein

	3(b)	Bylaws	N/A
Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-49977), Filed with the Commission on April 13, 1998 and Incorporated Herein

	4	Instruments Defining the Rights of Security Holders	Definitive Proxy Statement, Incorporated by Reference

	11	Statement of Computation of Net Income Per Share	Attachment

	21	Subsidiary Information	Exhibit 99(a), Footnote 1

	99	Additional Exhibits

	99(a)	Consolidated Financial Statements	Attachment

(b)	Reports on Form 8-K:

No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Year Ended December 31, 2000

	Shares	Earnings Per Share
	(In Thousands)

Basic Weighted Average Shares Outstanding	3,354	$1.04

Diluted
Average Shares Outstanding	3,354
Common Stock Equivalents	15

	3,369	$1.03

	Year Ended December 31, 1999

Basic Weighted Average Shares Outstanding	3,341	$0.97

Diluted
Average Shares Outstanding	3,341
Common Stock Equivalents	50

	3,391	$0.96

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

Robert C. "Neal" Ham Chairman of the Board of Directors	H. Averett Walker President/Director/Chief Executive Officer

Date: 03/15/01	Date: 03/15/01

Richard A. Collinsworth Executive Vice President	Shirley O. Jackson Senior Vice-Present/Secretary

Date: 03/15/01	Date: 03/15/01

Michael T. O'Dillon Senior Vice-President/Treasurer/Controller/Chief Financial Officer

Date: 03/15/01

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Edward M. Beckham, II, Director	Date: 03/15/01

Alford C. Bridges, Director	Date: 03/15/01

Benjamin W. Griffith, III, Director	Date: 03/15/01

Robert T. Mullis, Director	Date: 03/15/01

Ben G. Porter, Director	Date: 03/15/01

Bobby Stalnaker, Director	Date: 03/15/01

H. Cullen Talton, Jr., Director	Date: 03/15/01

Joe E. Timberlake, III, Director	Date: 03/15/01

Larry Walker, Director	Date: 03/15/01

Richard W. White, Jr., Director	Date: 03/15/01