Form 10-Q
period 2000-12-31
SNB BANCSHARES INC
filed 2001-05-14
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001______________________________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from to____________________________________

Commission File Number ____33-80076_______________________________

________________SNB BANCSHARES, INC._____ ________________

(Name of Small Business Issuer in its Charter)

GEORGIA 58-2107916_____________________

State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization Identification No.)

2918 RIVERSIDE DRIVE, MACON, GEORGIA 31204________________

(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number (478) 722-6200_____________________________________

SAME AS ABOVE_________________________________________________

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

3,372,969 Shares of $1.00 par value common stock as of March 31, 2001_____________

Transitional Small Business Disclosure Format (Check One): Yes No

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS

	March 31, 2001 (Unaudited)	December 31, 2000

Cash and Due from Banks	$ 17,064	$ 23,137

Federal Funds Sold	3,173	4,431

Investments Securities	45,225	51,498

Loans	351,080	315,476

Premises and Equipment	8,945	8,932

Other Real Estate	202	313

Other Assets	6,288	6,443

Total Assets	$431,977	$410,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$335,537	$311,577

Demand Notes to U.S. Treasury	501	932

Other Borrowed Money	59,499	63,125

Other Liabilities	4,371	3,526

Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,372,969 Shares	3,373	3,373
Paid-In Capital	12,967	12,967
Retained Earnings	15,196	14,535
Accumulated Other Comprehensive Income, Net of Tax	533	195

	32,069	31,070

Total Liabilities and Stockholders' Equity	$431,977	$410,230

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2001	2000
Interest Income
Loans, Including Fees	$ 7,562	$ 4,888
Federal Funds Sold	90	107
Investment Securities	711	598
Other	5	7

	8,368	5,600
Interest Expense
Deposits	3,794	2,240
Federal Funds Purchased	59	46
Demand Notes Issued to the U.S. Treasury	10	7
FHLB Loans	605	85
Repurchase Agreements	51	44
Other	55	5

	4,574	2,427

Net Interest Income	3,794	3,173

Provision for Loan Losses	429	228

Net Interest Income After Provision for Loan Losses	3,365	2,945

Noninterest Income
Service Charges on Deposits	541	389
Other Service Charges, Commissions and Fees	108	149
Securities Gains (Losses)	1	(6)
Mortgage Origination Fees	1,698	92
Other	173	74

	2,521	698
Noninterest Expense
Salaries and Employee Benefits	2,749	1,327
Occupancy and Equipment	560	377
Office Supplies and Printing	99	77
Other	1,062	619

	4,470	2,400

Income Before Income Taxes	1,416	1,243

Income Taxes	518	435

Net Income	$ 898	$ 808

Basic Earnings Per Share	$ 0.27	$ 0.24

Diluted Earnings Per Share	$ 0.27	$ 0.24

Weighted Average Common Shares Outstanding	3,372,969	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Net Income	$ 898	$808

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	337	(61)

Comprehensive Income	$1,235	$747

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Cash Provided by Operations	$ 2,452	$ 900

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(10,787)	(4,557)
Sale of Securities Available for Sale	5,112	1,765
Maturities of Securities Available for Sale	12,403	5,850
Maturities of Securities Held to Maturity	-	280
Net Loans Made to Customers	(36,033)	(7,584)
Purchase of Premises and Equipment, Net	(224)	(508)
Proceeds from Sale of Other Real Estate	78	77

	(29,451)	(4,677)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(6,395)	(7,118)
Net Increase in Interest-Bearing Deposits	30,356	9,249
Repayment of Federal Funds Purchased	(1,690)	(1,803)
Repayment of Demand Note to the U.S. Treasury	(431)	164
Proceeds From (Principal Payments on) Other Borrowed Money	(1,936)	(54)
Dividends Paid	(236)	(217)

	19,668	221

Net Decrease in Cash and Cash Equivalents	(7,331)	(3,556)

Cash and Cash Equivalents, Beginning	27,568	21,130

Cash and Cash Equivalents, Ending	$20,237	$17,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank), located in Macon, Georgia and Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia (the Banks). The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000. All intercompany accounts have been eliminated in consolidation.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that the derivative statements will have a material effect, if any, on the financial position and results of operations of the Bank.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of March 31, 2001 are comprised of the following:

($ in Thousands)

Commercial	$ 40,840
Real Estate-Construction	76,734
Real Estate-Other	213,581
Installment Loans to Individuals for Personal Expenditures	21,080
All Other	2,315

354,550
Allowance for Loan Losses	(3,275)
Unearned Interest and Fees	(195)

$351,080

PART I, ITEM 1 (CONTINUED)

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

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three months ended March 31, 2001 under the requirements of SFAS 128:
Three Months Ended March 31, 2001

Basic Earnings Per Share
Net Income Per Common Share	$0.27
Weighted Average Common Shares	3,372,969

Diluted Earnings Per Share
Net Income Per Common Share	$0.27
Weighted Average Common Shares	3,374,338

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $14.3015 for the three-month period. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

PART I, ITEM 1 (CONTINUED)

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

The following table presents the Company's loan loss experience on all loans for the three months ended March 31:

	($ in Thousands)

	2001	2000

Allowance for Loan Losses, January 1	$3,003	$2,327

Charge-Offs
Commercial, Financial and Agricultural	91	27
Real Estate - Mortgage	-	-
Consumer	85	169

	176	196

Recoveries
Commercial, Financial and Agricultural	-	1
Real Estate - Mortgage	-	-
Consumer	18	20

	18	21

Net Charge-Offs	(158)	(175)

Provision for Loan Losses	429	228

Allowance for Loan Losses, March 31	$3,274	$2,380

Ratio of Net Charge-Offs to Average Loans	(0.05)%	(0.08)%

PART I, ITEM 1 (CONTINUED)

Financial Information

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

Investment securities as of March 31, 2001 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 1,773	$ 58		$ 1,831
U.S. Government Agencies
Mortgage Backed	16,855	136	$(10)	16,981
Other	14,084	454		14,538
State, County and Municipal	5,838	175	(4)	6,009
Other	3,880	2		3,882

	$42,430	$825	$(14)	$43,241
Securities Held to Maturity

State, County and Municipal	$ 1,984	$ 76	$ -	$ 2,060

Unrealized holding gains, net of tax, on securities available for sale in the amount of $533,000 have been charged to stockholders' equity as of March 31, 2001.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of March 31, 2001:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 4.45 Percent to 5.88 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities Are Pledged as Collateral for the FHLB Advances Outstanding.	$50,105

$10,000,000 Line-of-Credit with The Bankers Bank, Maturing on December 31, 2010. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by SNB Bancshares, Inc. in Security Bank of Bibb County.	4,000

Securities Sold Under Agreement to Repurchase	5,335

Obligations Under Capital Lease	59

Total Other Borrowed Money	$59,499

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	Amount

2001	$32,105
2002	5,000
2003	3,750
2004	800
Thereafter	12,450

Total	$54,105

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

In 2000, the board of directors of SNB Bancshares, Inc. adopted an additional incentive stock option plan which authorized the granting to certain officers and key employees rights to purchase 125,000 shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 2000, 73,500 options were granted at the price of $18.50 per share and 10,000 options were granted at $17.94 per share in September 2000. An additional 25,500 options were granted at $13.00 per share in August 2000 under this same plan. The terms of the 2000 incentive stock option plan are essentially the same as the 1996 incentive stock option plan.

A summary of option transactions for the three months ended March 31, 2001 follows:
Incentive Stock Options

Granted	171,500
Canceled	-
Exercised	-

Outstanding, March 31, 2001	171,500

Eligible to be Exercised, March 31, 2001	101,000

The Company is required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of March 31, 2001, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of March 31, 2001 are as follows:

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Stockholders' Equity (Continued)
	Actual	Minimum

Tier 1 Capital Ratio	9.33%	4.00%
Total Capital Ratio	10.30%	8.00%
Leverage Ratio	7.76%	4.00%

(8) Noncash Financing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2001	2000

Acquisition of Real Estate through Loan Foreclosure	$ -	$224,000

(9) Other Comprehensive Income

For the three months ended March 31, 2001, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Gain Arising During Year	$511	$173	$338
Reclassification Adjustment	(1)	-	(1)

Net Unrealized Gain	$510	$173	$337

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(10) Acquisition of Assets (Continued)

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

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 2001 and 2000. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Bibb) and Security Bank of Houston County (Houston). Security Bank of Bibb County owns and operates Fairfied Financial Services, Inc. (Fairfield). Fairfield was incorporated with acquired assets and began operation on August 1, 2000. SNB and its wholly-owned subsidiaries are collectively known as Athe Company.@

Overview

The Company's net income for the three-month period ended March 31, 2001 was $898,000 or $0.27 diluted earnings per share compared to $808,000 or $0.24 in the same three-month period of the preceding year. The increase in net income for the three months ended March 31, 2001 primarily relates to the above average growth of the Company's loan portfolio brought about largely from the acquisition of the assets of Group Financial Southeast, a Macon based mortgage operation.

The Company recorded an annualized return on average assets 0.90 percent for the three-month period ended March 31, 2001 compared to 1.16 percent for the same period in 2000. Return on average equity of 11.46 percent was recorded for the three-month period ended March 31, 2001, compared to 11.62 percent for the same period in 2000.

At March 31, 2001, the Company had total assets of $432 million compared to $410 million at December 31, 2000. Management, again, attributes the majority of this increase to the above average growth of the Company's loan portfolio. At March 31, 2000, the Company had total assets of $284 million compared to $283 million at December 31, 1999. Total interest-earning assets increased $42 million or 11.51 percent to $403 million at March 31, 2001 from $361 million at December 31, 2000. One hundred percent of this increase was realized entirely in the loan portfolio.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $6.1 million or 26.25 percent to $17.1 million at March 31, 2001 from $23.1 million at December 31, 2000. Federal funds sold decreased by $1.2 million or 28.39 percent to $3.2 million at March 31, 2001 from $4.4 million at December 31, 2000. The uses of these decreases are most evident in the analysis of the Company's cash flows used by investing activities, which reports cash outflows from the Company of $29.5 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased $6.3 million or 12.18 percent since December 31, 2000 when investment securities totaled $51.5 million. As of March 31, 2001, investment securities were $45.2 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company 's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable were $330.1 million at March 31, 2001, an increase of $27.8 million or 9.26 percent from $302.3 million at December 31, 2000. As a result of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, the Company has experienced above average growth in the loan portfolio. The majority of new loans being funded are construction and other real estate loans. Real estate construction loans have increased 23.11 percent from $62.3 million as of December 31, 2000 to $76.7 million as of March 31, 2001. Other real estate secured loans have increased as well, from $189.7 million as of December 31, 2000 to $213.6 million as of March 31, 2001, an increase of 12.60 percent. As of March 31, 2001, real estate secured loans comprised 81.9 percent of the Company's loan portfolio compared to 79.2 percent as of December 31, 2000.

Nonperforming Assets

The Company's total nonperforming assets were $3.02 million or 0.70 percent of total assets at March 31, 2001 compared to $2.2 million or 0.54 percent at December 31, 2000. Nonperforming loans increased $927,000 or 49.07 percent from $1.9 million at December 31, 2000 to approximately $2.8 million at March 31, 2001. The amount of other real estate owned that was held by the Company on March 31, 2001 amounted to $202,000, a decrease of $111,000 or 35.5 percent since December 31, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of March 31, 2001:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$2,435
Loans Past Due 90 Days or More and Still Accruing Interest	381
Restructured Loans not Included in the Above	-

Total Nonperforming Loans	2,816

Other Real Estate Owned	202

Total Nonperforming Assets	$3,018

Deposits

Deposits increased $23.9 million or 7.69 percent from $311.6 million at December 31, 2000 to $335.5 million at March 31, 2001. Interest-bearing deposits increased $27.5 million or 10.92 percent over the same time period. The majority of this deposit is considered to be a direct result of the Fairfield Financial acquisition.

Other Borrowed Money

Other borrowed money amounted to $59.5 million as of March 31, 2001, a decrease of 5.74 percent since December 31, 2000 when other borrowed money totaled $63.1 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $54.1 million or 90.93 percent of total other borrowed money as of March 31, 2001. Management utilized the majority of these borrowings to fund the additional loan requests.

Equity

At March 31, 2001, total equity was $32.1 million or 7.42 percent of total assets compared to $31.1 million or 7.57 percent of total assets as of December 31, 2000. Total equity increased primarily due to the retention of net income during the period, net of dividends paid. However, the growth in equity was outpaced by the growth in assets during this period, resulting in a decrease in equity ratios.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

The Company's net income increased 11.14 percent to $898,000 for the three months ended March 31, 2001, compared to $808,000 recorded in the comparable prior period. The increase in net income is primarily a result of the acquisition of Fairfield Financial which has generated above average loan growth for the Company. Fairfield also benefited from the surge in home refinancing resulting from recent drops in interest rates.

Net Interest Income

The net interest margin of the Company, net interest income divided by average earning assets, was 3.99 percent for the first three months of 2001 compared to 5.07 for the first three months of 2000. The decrease in the net interest margin resulted primarily from the increase in interest paid on deposits and increase in the average balances in borrowings.

Total interest income increased to $8.4 million for the three-month period ended March 31, 2001 from $5.6 million during the comparable prior year period. Again, the increase is largely due to an increase in loans of 65.13 percent as of March 31, 2001 compared to March 31, 2000.

Total interest expense increased 88.46 percent for the three months ended March 31, 2001 compared to the prior period ended March 31, 2000. This increase was primarily the result of additional borrowings needed to fund loan growth along with an increase in deposits during the period.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the three-month periods ended March 31:

Average Balance Sheets
	Average Balance Three Months Ended March 31		Rate/Yield Three Months Ended March 31
	2001	2000	2001	2000
	($ in Thousands)
Interest-Earning Assets
Loans	$327,471	$209,667	9.24%	9.38%
Securities	45,016	40,026	6.32	6.66
Federal Funds Sold	6,179	6,699	5.81	6.40
Interest-Bearing Due From Banks	1,668	462	1.32	6.05

Total Interest-Earning Assets	$380,334	$256,854	8.80%	8.87%

Interest-Bearing Liabilities
Deposits	$268,114	$193,264	5.66%	4.66%
Borrowings	51,298	13,396	6.08	5.56

Total Interest-Bearing Liabilities	$319,412	$206,660	5.73%	4.72%

Interest Rate Spread			3.07%	4.15%

Net Interest Margin			3.99%	5.07%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)
Rate/Volume Analysis	Changes From 2000 to 2001 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$11,050	$ (470)	$10,580
Securities	332	(155)	177
Federal Funds Sold	(33)	(37)	(70)
Interest-Bearing Due From Banks	-	(6)	(6)

Total Interest Income	11,349	(668)	10,681

Interest Expense
Deposits	3,488	2,683	6,171
Borrowings	2,108	265	2,373

Total Interest Expense	5,596	2,948	8,544

Net Interest Income	$ 5,753	$(3,616)	$ 2,137

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 2001, the provision for loan losses amounted to $429,000 compared to $228,000 for the comparable prior period.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2001 totaled $2.5 million compared to $698,000 for the comparable prior period. Mortgage origination fees for the three months ended March 31, 2001 totaled $1.7 million compared to $92,000 for the comparable prior period. This increase was a direct result of the acquisition of Fairfield Financial.

Noninterest expenses increased $2.1 million or 86.25 percent for the first quarter of 2001 over the same period in 2000. Salaries and employee benefits and other expenses increased due to the acquisition of Fairfield during the third quarter of 2000.

Income Taxes

Income tax expense totaled $518,000 for the three-month period ended March 31, 2001, compared to $435,000 for the comparable prior period. These amounts resulted in the effective tax rates of 34 percent for 2001 and 2000.

Liquidity and Capital Adequacy

Stockholders' equity increased to $32.1 million at March 31, 2001 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale totaled $533,000 at March 31, 2001. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at March 31, 2001, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 10.30 percent at March 31, 2001. The Company's Tier 1 risk-based capital ratio was 9.33 percent at March 31, 2001.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 7.76 percent at March 31, 2001.

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

At March 31, 2001, both of the Company's subsidiary banks were in compliance with established guidelines.

Market Risk and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Forward Looking Statements

Within these financial statements we have included certain Aforward looking statements@ concerning the future operations of the Company. It is management's desire to take advantage of the Asafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all Aforward looking statements@ contained in our financial statements. We have used Aforward looking statements@ to describe the future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the Aforward looking statements,@ and undue reliance should not be placed on such statements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

PART II

Other Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-KSB, Exhibit 99(a) footnote 23, filed with the Securities and Exchange Commission for the year ended December 31, 2000 (File No. 000-23261).

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2001.

ITEM 5

Other Information

Not Applicable.

PART II

Other Information

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

No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

______________________________________________ H. Averett Walker President/Chief Executive Officer

Date:__________________________________________

______________________________________________ Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer

Date:__________________________________________

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended March 31, 2001		Three Months Ended March 31, 2000
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,373	$0.27	3,341	$0.24

Diluted
Average Shares Outstanding	3,373		3,341
Common Stock Equivalents	1		8

	3,374	$0.27	3,349	$0.24