Form 10-Q
period 2001-06-30
SNB BANCSHARES INC
filed 2001-08-14
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from _________________________________to_______________________________

Commission File Number___330076_________________________________________________________________

SNB BANCSHARES, INC.

(Name of Small Business Issuer in its Charter)

GEORGIA 58-2107916

State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization Identification No.)

2918 RIVERSIDE DRIVE, MACON, GEORGIA 31204

(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number (478) 722-6200_

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

3,372,969 Shares of $1.00 par value common stock as of June 30, 2001_____________________

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS

	June 30, 2001 (Unaudited)	December 31, 2000

Cash and Due from Banks	$ 20,476	$ 23,137

Federal Funds Sold	1,319	4,431

Investments Securities	43,764	51,498

Loans	351,271	315,476

Premises and Equipment	9,916	8,932

Other Real Estate	2,973	313

Other Assets	6,257	6,443

Total Assets	$435,976	$410,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$336,630	$311,577

Demand Notes to U.S. Treasury	1,298	932

Other Borrowed Money	60,782	63,125
	4,423
Other Liabilities		3,526

Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,372,969 Shares	3,373	3,373
Paid-In Capital	12,967	12,967
Retained Earnings	15,978	14,535
Accumulated Other Comprehensive Income, Net of Tax	525	195

	32,843	31,070

Total Liabilities and Stockholders' Equity	$435,976	$410,230

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2001	2000
Interest Income
Loans, Including Fees	$ 7,878	$ 5,441
Federal Funds Sold	29	65
Investment Securities	650	633
Other	20	-

	8,577	6,139
Interest Expense
Deposits	3,660	2,396
Federal Funds Purchased	30	65
Demand Notes Issued to the U.S. Treasury	6	10
FHLB Loans	624	238
Repurchase Agreements	63	46
Other	75	5

	4,458	2,760

Net Interest Income	4,119	3,379

Provision for Loan Losses	415	272

Net Interest Income After Provision for Loan Losses	3,704	3,107

Noninterest Income
Service Charges on Deposits	575	444
Other Service Charges, Commissions and Fees	120	190
Securities Gains (Losses)	47	(5)
Mortgage Origination Fees	1,545	121
Other	217	90

	2,504	840
Noninterest Expense
Salaries and Employee Benefits	2,684	1,358
Occupancy and Equipment	576	405
Office Supplies and Printing	112	67
Other	1,180	655

	4,552	2,485

Income Before Income Taxes	1,656	1,462

Income Taxes	604	492

Net Income	$ 1,052	$ 970

Basic Earnings Per Share	$ 0.31	$ 0.29

Diluted Earnings Per Share	$ 0.31	$ 0.29

Weighted Average Common Shares Outstanding	3,372,969	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Net Income	$1,052	$ 970

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	(8)	49

Comprehensive Income	$1,044	$1,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2001	2000
Interest Income
Loans, Including Fees	$ 15,440	$ 10,329
Federal Funds Sold	119	172
Investment Securities	1,361	1,242
Other	25	-

	16,945	11,743
Interest Expense
Deposits	7,454	4,627
Federal Funds Purchased	89	111
Demand Notes Issued to the U.S. Treasury	16	18
FHLB Loans	1,229	324
Repurchase Agreements	114	90
Other	130	11

	9,032	5,181

Net Interest Income	7,913	6,562

Provision for Loan Losses	844	499

Net Interest Income After Provision for Loan Losses	7,069	6,063

Noninterest Income
Service Charges on Deposits	1,116	833
Other Service Charges, Commissions and Fees	228	357
Securities Gains (Losses)	48	(11)
Mortgage Origination Fees	3,243	194
Other	390	154

	5,025	1,527
Noninterest Expense
Salaries and Employee Benefits	5,433	2,685
Occupancy and Equipment	1,136	782
Office Supplies and Printing	211	144
Other	2,242	1,274

	9,022	4,885

Income Before Income Taxes	3,072	2,705

Income Taxes	1,122	927

Net Income	$ 1,950	$ 1,778

Basic Earnings Per Share	$ 0.58	$ 0.53

Diluted Earnings Per Share	$ 0.58	$ 0.53

Weighted Average Common Shares Outstanding	3,372,969	3,340,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Net Income	$1,950	$ 1,778

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	330	(12)

Comprehensive Income	$2,280	$ 1,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Cash Provided by Operations	$ 4,182	$ 1,542

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(15,206)	(6,945)
Sale of Securities Available for Sale	5,570	2,595
Maturities of Securities Available for Sale	17,867	6,475
Maturities of Securities Held to Maturity	-	415
Net Loans Made to Customers	(39,421)	(32,951)
Purchase of Premises and Equipment, Net	(1,422)	(648)
Proceeds from Sale of Other Real Estate	87	192

	(32,525)	(30,867)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(5,088)	(7,508)
Net Increase in Interest-Bearing Deposits	30,141	28,793
Federal Funds Purchased	8,202	(9,191)
Demand Note to the U.S. Treasury	366	936
Proceeds From (Principal Payments on) Other Borrowed Money	(10,545)	29,275
Dividends Paid	(506)	(451)

	22,570	41,854

Net Increase (Decrease) in Cash and Cash Equivalents	(5,773)	12,529

Cash and Cash Equivalents, Beginning	27,568	21,130

Cash and Cash Equivalents, Ending	$ 21,795	$ 33,659

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

On July 20,2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets. This statement discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts the statement. At this time, the Company has not determined what the effect of the impairment test of goodwill will be on earnings and the financial position of the Company.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of June 30, 2001 are comprised of the following:

($ in Thousands)

Commercial	$ 42,899
Real Estate-Construction	84,599
Real Estate-Other	204,549
Installment Loans to Individuals for Personal Expenditures	20,769
All Other	2,215

355,031
Allowance for Loan Losses	(3,570)
Unearned Interest and Fees	(190)

$351,271

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

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2001 under the requirements of SFAS 128:
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Basic Earnings Per Share
Net Income Per Common Share	$ 0.31	$ 0.58
Weighted Average Common Shares	3,372,969	3,372,969

Diluted Earnings Per Share
Net Income Per Common Share	$ 0.31	$ 0.58
Weighted Average Common Shares	3,372,969	3,373,513

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $14.10 and $14.23 for the three- and six-month periods. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:

	($ in Thousands)

	2001	2000

Allowance for Loan Losses, April 1	$3,274	$2,380

Charge-Offs
Commercial, Financial and Agricultural	41	36
Real Estate Mortgage	-	-
Consumer	82	177

	123	213

Recoveries
Commercial, Financial and Agricultural	-	-
Real Estate Mortgage	-	-
Consumer	4	28

	4	28

Net Charge-Offs	(119)	(185)

Provision for Loan Losses	415	272

Allowance for Loan Losses, June 30	$3,570	$2,467

Ratio of Net Charge-Offs to Average Loans	(0.03)%	(0.09)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:

	($ in Thousands)

	2001	2000

Allowance for Loan Losses, January 1	$3,003	$2,327

Charge-Offs
Commercial, Financial and Agricultural	132	63
Real Estate Mortgage	-	-
Consumer	167	345

	299	408

Recoveries
Commercial, Financial and Agricultural	-	1
Real Estate Mortgage	-	-
Consumer	22	48

	22	49

Net Charge-Offs	(277)	(359)

Provision for Loan Losses	844	499

Allowance for Loan Losses, June 30	$3,570	$2,467

Ratio of Net Charge-Offs to Average Loans	(0.08)%	(0.17)%

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

Investment securities as of June 30, 2001 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 2,281	$ 62		$ 2,343
U.S. Government Agencies
Mortgage Backed	19,508	160	$(16)	19,652
Other	10,637	430		11,067
State, County and Municipal	5,839	165	(9)	5,995
Other	2,926			2,926

	$41,191	$817	$(25)	$41,983
Securities Held to Maturity

State, County and Municipal	$ 1,781	$ 74	$ -	$ 1,855

Unrealized holding gains, net of tax, on securities available for sale in the amount of $525,000 have been charged to stockholders' equity as of June 30, 2001.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of June 30, 2001:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 3.82 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities Are Pledged as Collateral for the FHLB Advances Outstanding.	$41,918

$10,000,000 Line-of-Credit with The Bankers Bank, Maturing on December 31, 2010. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by SNB Bancshares, Inc. in Security Bank of Bibb County.	4,000

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	14,805

Obligations Under Capital Lease	59

Total Other Borrowed Money	$60,782

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	Amount

2001	$19,918
2002	9,000
2003	3,750
2004	800
Thereafter	12,450

Total	$45,918

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

A summary of option transactions for the six months ended June 30, 2001 follows:
Incentive Stock Options

Granted	171,500
Canceled	-
Exercised	-

Outstanding, June 30, 2001	171,500

Eligible to be Exercised, June 30, 2001	93,900

The Banks are required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of June 30, 2001, the Banks are required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Banks' actual ratios as of June 30, 2001 are as follows:

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Stockholders' Equity (Continued)
	Security Bank of Bibb County	Security Bank of Houston County
	Actual	Actual	Minimum

Tier 1 Capital Ratio	8.44%	8.41%	4.00%
Total Capital Ratio	10.15%	9.88%	8.00%
Leverage Ratio	11.18%	10.88%	4.00%

(8) Noncash Financing Activities

Noncash investing activities for the six months ended June 30 are as follows:

($ in Thousands)

	2001	2000

Acquisition of Real Estate through Loan Foreclosure	$2,782	$376

(9) Other Comprehensive Income

For the six months ended June 30, 2001, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Gain Arising During Year	$548	$186	$362
Reclassification Adjustment	(48)	(16)	(32)

Net Unrealized Gain	$500	$170	$330

(10) Commitments

Security Bank of Bibb County is currently constructing a new corporate center in Macon, Georgia. The total estimated cost to complete the construction is $1,686,000. At June 30, 2001, the Bank had paid approximately $215,000 of the total estimated cost.

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Acquisition of Assets

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

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2001 will equate to 60 percent of Fairfield Financial Services, Inc.'s earnings for the year. Stock payments for 2001 will be based on 40 percent of 2001 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill and will be tested for impairment beginning in 2002. If Fairfield Financial sustains losses, no additional purchase price payments are due.

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2001 and 2000. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Bibb) and Security Bank of Houston County (Houston). Security Bank of Bibb County owns and operates Fairfield Financial Services, Inc. (Fairfield). Fairfield was incorporated with acquired assets and began operation on August 1, 2000. SNB and its wholly-owned subsidiaries are collectively known as Athe Company.@

Overview

The Company's net income for the three-month and six-month periods ended June 30, 2001 was $1,052,000 or $0.31 diluted earnings per share and $1,950,000 or $0.58 diluted earnings per share respectively, compared to $970,000 or $0.29 and $1,778,000 or $0.53 in the same three-month and six-month periods of the preceding year. The increase in net income for the three months and six months ended June 30, 2001 primarily relates to the above average growth of the Company's loan portfolio brought about largely from the acquisition of the assets of Group Financial Southeast, a Macon based mortgage operation.

The Company recorded an annualized return on average assets of 0.94 percent for the six-month period ended June 30, 2001 compared to 1.25 percent for the same period in 2000. Return on average equity of 12.22 percent was recorded for the six-month period ended June 30, 2001, compared to 12.64 percent for the same period in 2000.

At June 30, 2001, the Company had total assets of $436 million compared to $410 million at December 31, 2000. Management, again, attributes the majority of this increase to the above average growth of the Company's loan portfolio. At June 30, 2000, the Company had total assets of $327 million compared to $283 million at December 31, 1999. Total interest-earning assets increased $25 million or 6.74 percent to $396 million at June 30, 2001 from $371 million at December 31, 2000. Of this increase, 100 percent was realized entirely in the loan portfolio.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $2.6 million or 11.23 percent to $20.5 million at June 30, 2001 from $23.1 million at December 31, 2000. Federal funds sold decreased by $3.1 million or 70.45 percent to $1.3 million at June 30, 2001 from $4.4 million at December 31, 2000. The uses of these decreases are most evident in the analysis of the Company's cash flows used by investing activities, which reports cash outflows from the Company of $32.5 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased $7.7 million or 14.95 percent since December 31, 2000 when investment securities totaled $51.5 million. As of June 30, 2001, investment securities were $43.8 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable were $334.7 million at June 30, 2001, an increase of $32.4 million or 10.7 percent from $302.3 million at December 31, 2000. As a result of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, the Company has experienced above average growth in the loan portfolio. The majority of new loans being funded are construction and other real estate loans. Real estate construction loans have increased $22.3 percent from $62.3 million as of December 31, 2000 to $84.6 million as of June 30, 2001. Other real estate secured loans have increased as well, from $189.7 million as of December 31, 2000 to $204.5 million as of June 30, 2001, an increase of 7.80 percent. As of June 30, 2001, real estate secured loans comprised 81.4 percent of the Company's loan portfolio compared to 79.2 percent as of December 31, 2000.

Nonperforming Assets

The Company's total nonperforming assets were $4.6 million or 1.07 percent of total assets at June 30, 2001 compared to $2.2 million or 0.54 percent at December 31, 2000. Nonperforming loans decreased $200,000 or 10.5 percent from $1.9 million at December 31, 2000 to approximately $1.7 million at June 30, 2001. The amount of other real estate owned that was held by the Company on June 30, 2001 amounted to $3 million, an increase of $2.7 million since December 31, 2000. Of this increase, 100 percent is the result of foreclosure on one individual loan.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of June 30, 2001:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$1,504
Loans Past Due 90 Days or More and Still Accruing Interest	172
Restructured Loans not Included in the Above	-

Total Nonperforming Loans	1,676

Other Real Estate Owned	2,973

Total Nonperforming Assets	$4,649

Deposits

Total deposits increased $25 million or 8.04 percent from $311.6 million at December 31, 2000 to $336.6 million at June 30, 2001. This increase is due to an increase in interest-bearing deposits of $30.1 million or 12.25 percent offset by a decrease in non interest-bearing deposits of $5.1 million or 7.77 percent over the same time period. The majority of this deposit growth is due to Bibb purchasing $20 million, in brokered deposits during the first six months of the current year.

Other Borrowed Money

Other borrowed money amounted to $60.8 million as of June 30, 2001, a decrease of 3.65 percent since December 31, 2000 when other borrowed money totaled $63.1 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $41.9 million or 68.9 percent of total other borrowed money as of June 30, 2001. Management utilized the majority of these borrowings to fund the additional loan requests.

Equity

At June 30, 2001, total equity was $32.8 million or 7.53 percent of total assets compared to $31.1 million or 7.57 percent of total assets as of December 31, 2000. Total equity increased primarily due to the retention of net income during the period, net of dividends paid. However, the growth in equity was outpaced by the growth in assets during this period, resulting in a decrease in equity ratios.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

The Company's net income increased 9.67 percent to $1,950,000 for the six months ended June 30, 2001, compared to $1,778,000 recorded in the comparable prior period. The increase in net income is primarily a result of the acquisition of Fairfield Financial which has generated above average loan growth for the Company. Fairfield also benefited from the surge in home refinancing resulting from recent drops in interest rates.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.10 percent six-month period ended June 30, 2001 compared to 4.04 percent for the same six-month period of the proceeding year. The increase in the net interest margin resulted primarily from the decrease in interest paid on other borrowed money.

Total interest income increased to $8.6 million and $17.0 million for the three- and six-month periods ended June 30, 2001, respectively, from $6.1 million and $11.7 million during the comparable prior year periods, respectively. Again, the increase is largely due to an increase in loans of 48.10 percent as of June 30, 2001 compared to June 30, 2000.

Total interest expense increased 61.23 percent and 74.33 percent for the three and six months ended June 30, 2001, respectively, compared to the prior periods ended June 30, 2000. This increase was primarily the result of additional borrowings needed to fund loan growth along with an increase in deposits during the period.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the six-month periods ended June 30:

Average Balance Sheets
	Average Balance Six Months Ended June 30		Rate/Yield Six Months Ended June 30
	2001	2000	2001	2000
	($ in Thousands)
Interest-Earning Assets
Loans	$341,334	$217,190	9.05%	9.51%
Securities	44,273	40,853	6.59	6.64
Federal Funds Sold	4,172	5,235	5.71	6.59
Interest-Bearing Due From Banks	1,158	132	4.24	0.92

Total Interest-Earning Assets	$390,937	$263,410	8.72%	7.97%

Interest-Bearing Liabilities
Deposits	$270,214	$195,086	5.52%	4.76%
Borrowings	58,053	17,689	5.43	6.25

Total Interest-Bearing Liabilities	$328,267	$212,775	5.50%	4.88%

Interest Rate Spread		3.22%		3.10%
				4.04%
Net Interest Margin		4.10%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)
Rate/Volume Analysis	Changes From 2000 to 2001 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$11,808	$(1,586)	$10,222
Securities	227	(23)	204
Federal Funds Sold	(70)	(37)	(107)
Interest-Bearing Due From Banks	-	48	48

Total Interest Income	11,965	(1,598)	10,367

Interest Expense
Deposits	3,565	2,085	5,650
Borrowings	2,586	(537)	2,049

Total Interest Expense	6,151	1,548	7,699

Net Interest Income	$ 5,814	$(3,146)	$2,668

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and six-month periods ended June 30, 2001, the provision for loan losses amounted to $415,000 and $844,000, respectively.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three and six months ended June 30, 2001 totaled $2.5 million and $5 million, respectively, compared to $840,000 and $1.5 million for the comparable prior periods. Mortgage origination fees for the six months ended June 30, 2001 totaled $3.2 million compared to $194,000 for the comparable prior period. This increase was a direct result of the acquisition of Fairfield Financial.

Noninterest expenses increased $2.1 million or 83.18 percent for the second quarter of 2001 over the same period in 2000. Salaries and employee benefits and other expenses increased due to the acquisition of Fairfield during the third quarter of 2000.

Income Taxes

Income tax expense totaled $604,000 and $1.1 million for the three- and six-month periods ended June 30, 2001, compared to $492,000 and $927,000 for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 2001 and 2000.

Liquidity and Capital Adequacy

Stockholders' equity increased to $32.8 million at June 30, 2001 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale net of taxes totaled $525,000 at June 30, 2001. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at June 30, 2001, of which 4 percent must be Tier 1 capital. Bibb and Houston's leverage ratios were 11.18 percent and 10.88 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Security Bank of Bibb County and Security Bank of Houston County's total risk-based capital ratios were 10.15 percent and 9.88 percent, respectively, and the Tier 1 risk-based capital ratios were 8.44 percent and 8.41 percent, respectively.

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

At June 30, 2001, both of the Company's subsidiary banks were in compliance with established guidelines.

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

No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

H. AVERETT WALKER_______ H. Averett Walker President/Chief Executive Officer

Date:_08/13/01_____________________________________

MICHAEL T. O'DILLON________________________ Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer

Date:__08/13/01_____________________________________

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Six Months Ended June 30, 2001		Three Months Ended June 30, 2001
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,373	$0.58	3,373	$0.31

Diluted
Average Shares Outstanding	3,373		3,373
Common Stock Equivalents	1		-

	3,374	$0.58	3,373	$0.31

	Six Months Ended June 30, 2000		Three Months Ended June 30, 2000
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,341	$0.53	3,341	$0.29

Diluted
Average Shares Outstanding	3,341		3,341
Common Stock Equivalents	7		4

	3,348	$0.53	3,345	$0.29