Form 10-Q
period 2001-09-30
SNB BANCSHARES INC
filed 2001-11-13
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period From	____	to	_____

Commission File Number	33-80076
SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)

Georgia	58-2107916
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

2918 RIVERSIDE DRIVE, MACON, GEORGIA 31204
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number	(478) 722-6200
SAME AS ABOVE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

. __X__ Yes _____No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

______Yes _______No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,372,969 Shares of $1.00 par value common stock as of September 30, 2001

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS

	September 30, 2001 (Unaudited)	December 31, 2000

Cash and Due from Banks	$ 18,224	$ 23,137

Federal Funds Sold	1	4,431

Investments Securities	42,902	51,498

Loans	370,302	315,476

Premises and Equipment	10,664	8,932

Other Real Estate	2,881	313

Other Assets	6,040	6,443

Total Assets	$451,014	$410,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$345,741	$311,577

Demand Notes to U.S. Treasury	1,251	932

Other Borrowed Money	65,825	63,125
	4,099
Other Liabilities		3,526

Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,372,969 Shares	3,373	3,373
Paid-In Capital	12,967	12,967
Retained Earnings	16,917	14,535
Accumulated Other Comprehensive Income, Net of Tax	841	195
	34,098	31,070

Total Liabilities and Stockholders' Equity	$451,014	$410,230

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2001	2000
Interest Income
Loans, Including Fees	$ 7,764	$ 6,352
Federal Funds Sold	10	86
Investment Securities	634	635
Other	16	58

	8,424	7,131
Interest Expense
Deposits	3,384	2,948
Federal Funds Purchased	54	29
Demand Notes Issued to the U.S. Treasury	7	12
FHLB Loans	466	608
Repurchase Agreements	55	55
Other	65	3

	4,031	3,655

Net Interest Income	4,393	3,476

Provision for Loan Losses	442	462

Net Interest Income After Provision for Loan Losses	3,951	3,014

Noninterest Income
Service Charges on Deposits	659	501
Other Service Charges, Commissions and Fees	117	550
Securities Gains	54	-
Mortgage Origination Fees	1,794	823
Other	208	160

	2,832	2,034
Noninterest Expense
Salaries and Employee Benefits	3,039	2,186
Occupancy and Equipment	643	524
Telephone	142	90
Office Supplies and Printing	93	82
Other	1,025	808

	4,942	3,690

Income Before Income Taxes	1,841	1,358

Income Taxes	633	462

Net Income	$ 1,208	$ 896

Basic Earnings Per Share	$ 0.36	$ 0.27

Diluted Earnings Per Share	$ 0.36	$ 0.27

Weighted Average Common Shares Outstanding	3,372,969	3,356,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Net Income	$1,208	$ 896

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	316	272

Comprehensive Income	$1,524	$1,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2001	2000
Interest Income
Loans, Including Fees	$ 23,204	$ 16,681
Federal Funds Sold	129	258
Investment Securities	1,995	1,877
Other	41	70

	25,369	18,886
Interest Expense
Deposits	10,838	7,587
Federal Funds Purchased	143	140
Demand Notes Issued to the U.S. Treasury	23	30
FHLB Loans	1,695	932
Repurchase Agreements	169	145
Other	195	14

	13,063	8,848

Net Interest Income	12,306	10,038

Provision for Loan Losses	1,286	961

Net Interest Income After Provision for Loan Losses	11,020	9,077

Noninterest Income
Service Charges on Deposits	1,775	1,334
Other Service Charges, Commissions and Fees	345	907
Securities Gains (Losses)	102	(11)
Mortgage Origination Fees	5,037	1,017
Other	598	314

	7,857	3,561
Noninterest Expense
Salaries and Employee Benefits	8,472	4,871
Occupancy and Equipment	1,779	1,306
Telephone	414	170
Office Supplies and Printing	304	226
Other	2,995	2,002

	13,964	8,575

Income Before Income Taxes	4,913	4,063

Income Taxes	1,755	1,389

Net Income	$ 3,158	$ 2,674

Basic Earnings Per Share	$ 0.94	$ 0.80

Diluted Earnings Per Share	$ 0.94	$ 0.79

Weighted Average Common Shares Outstanding	3,372,969	3,347,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Net Income	$3,158	$2,674

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	646	260

Comprehensive Income	$3,804	$2,934

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2001	2000

Cash Provided by Operations	$ 5,691	$ 1,883

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(17,647)	(8,716)
Sale of Securities Available for Sale	6,591	3,216
Maturities of Securities Available for Sale	20,765	6,585
Maturities of Securities Held to Maturity	-	752
Net Loans Made to Customers	(59,091)	(80,512)
Purchase of Premises and Equipment, Net	(2,414)	(1,200)
Proceeds from Sale of Other Real Estate	354	331

	(51,442)	(79,544)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(4,196)	(2,478)
Net Increase in Interest-Bearing Deposits	38,361	50,425
Federal Funds Purchased	1,811	(9,191)
Demand Note to the U.S. Treasury	320	918
Proceeds From (Principal Payments on) Other Borrowed Money	888	42,020
Issuance of Common Stock	-	388
Dividends Paid	(776)	(687)

	36,408	81,395

Net Increase (Decrease) in Cash and Cash Equivalents	(9,343)	3,734

Cash and Cash Equivalents, Beginning	27,568	21,130

Cash and Cash Equivalents, Ending	$ 18,225	$ 24,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County located in Macon, Georgia and Security Bank of Houston County located in Perry, Georgia (the Banks). The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000. All intercompany accounts have been eliminated in consolidation.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that the derivative statements will have a material effect, if any, on the financial position and results of operations of the Bank.

On July 20,2001, the FASB issued SFAS No.142, Goodwill and Other Intangible Assets. This statement discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets in the financial statements at June 30, 2001 will be affected when the Company adopts the statement. At this time, the Company has not determined what the effect of the impairment test of goodwill will be on earnings and the financial position of the Company.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of September 30, 2001 are comprised of the following:

($ in Thousands)

Commercial	$ 41,972
Real Estate-Construction	88,566
Real Estate-Other	221,156
Installment Loans to Individuals for Personal Expenditures	20,138
All Other	2,388

374,220
Allowance for Loan Losses	(3,744)
Unearned Interest and Fees	(174)

$370,302

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and nine months ended September 30, 2001 under the requirements of SFAS 128:
	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Basic Earnings Per Share
Net Income Per Common Share	$0.36	$0.94
Weighted Average Common Shares	3,372,969	3,372,969

Diluted Earnings Per Share
Net Income Per Common Share	$0.36	$0.94
Weighted Average Common Shares	3,376,221	3,373,969

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $14.46 and $14.27 for the three- and nine-month periods. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

 The following table presents the Company's loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)

	2001	2000

Allowance for Loan Losses, June 1	$3,570	$2,467

Charge-Offs
Commercial, Financial and Agricultural	55	47
Real Estate-Mortgage	104	-
Consumer	121	70

	280	117

Recoveries
Commercial, Financial and Agricultural	-	2
Real Estate-Mortgage	-	-
Consumer	12	5

	12	7

Net Charge-Offs	(268)	(110)

Provision for Loan Losses	442	462

Allowance for Loan Losses, September 30	$3,744	$2,819

Ratio of Net Charge-Offs to Average Loans	(0.08)%	(0.05)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

 The following table presents the Company's loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)

	2001	2000

Allowance for Loan Losses, January 1	$3,003	$2,327

Charge-Offs
Commercial, Financial and Agricultural	187	110
Real Estate-Mortgage	104	-
Consumer	288	415

	579	525

Recoveries
Commercial, Financial and Agricultural	-	3
Real Estate-Mortgage	-	-
Consumer	34	53

	34	56

Net Charge-Offs	(545)	(469)

Provision for Loan Losses	1,286	961

Allowance for Loan Losses, September 30	$3,744	$2,819

Ratio of Net Charge-Offs to Average Loans	(0.16)%	(0.20)%

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

Investment securities as of September 30, 2001 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 2,276	$ 96		$ 2,372
U.S. Government Agencies
Mortgage Backed	18,787	411		19,198
Other	9,714	550		10,264
State, County and Municipal	6,144	217		6,361
Other	2,926			2,926
	$39,847	$1,274	$ -	$41,121
Securities Held to Maturity

State, County and Municipal	$ 1,781	$ 94	$ -	$ 1,875

Unrealized holding gains, net of tax, on securities available for sale in the amount of $525,000 have been charged to stockholders' equity as of September 30, 2001.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of September 30, 2001:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 3.15 Percent to 6.12 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities Are Pledged as Collateral for the FHLB Advances Outstanding.	$51,386

$10,000,000 Line-of-Credit with The Bankers Bank, Maturing on December 31, 2010. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by SNB Bancshares, Inc. in Security Bank of Bibb County.	4,000

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	10,409

Obligations Under Capital Lease	30

Total Other Borrowed Money	$65,825

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	Amount

2001	$22,886
2002	12,000
2003	7,250
2004	800
Thereafter	12,450

Total	$55,386

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

A summary of option transactions for the nine months ended September 30, 2001 follows:
Incentive Stock Options

Granted	171,500
Canceled	-
Exercised	-

Outstanding, September 30, 2001	171,500

Eligible to be Exercised, September 30, 2001	101,000

The Banks are required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of September 30, 2001, the Banks are required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Banks' actual ratios as of September 30, 2001 are as follows:

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Stockholders' Equity (Continued)
	Security Bank of Bibb County	Security Bank of Houston County
	Actual	Actual	Minimum

Tier 1 Capital Ratio	9.81%	10.06%	4.00%
Total Capital Ratio	10.82%	11.11%	8.00%
Leverage Ratio	8.12%	8.60%	4.00%

(8) Noncash Financing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

	($ in Thousands)

	2001	2000

Acquisition of Real Estate through Loan Foreclosure	$2,980,000	$398,000

(9) Other Comprehensive Income

For the nine months ended September 30, 2001, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Gain Arising During Year	$1,080	$367	$713
Reclassification Adjustment	(102)	(35)	(67)

Net Unrealized Gain	$ 978	$332	$646

(10) Commitments

Security Bank of Bibb County is currently constructing a new corporate center in Macon, Georgia. The total estimated cost to complete the construction is $1,686,000. At September 30, 2001, the Bank had paid approximately $449,000 of the total estimated cost.

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

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2001 and 2000. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report. SNB owns and operates Security Bank of Bibb County (Bibb) and Security Bank of Houston County (Houston). Security Bank of Bibb County owns and operates Fairfield Financial Services, Inc. (Fairfield). Fairfield was incorporated with acquired assets and began operation on August 1, 2000. SNB and its wholly-owned subsidiaries are collectively known as Athe Company.@

Overview

The Company's net income for the three-month and nine-month periods ended September 30, 2001 was $1,208,000 or $0.36 diluted earnings per share and $3,158,000 or $0.94 diluted earnings per share respectively, compared to $896,000 or $0.27 and $2,674,000 or $0.79 in the same three-month and nine-month periods of the preceding year. The increase in net income for the three months and nine months ended September 30, 2001 primarily relates to the above average growth of the Company's loan portfolio brought about largely from the acquisition of the assets of Group Financial Southeast, a Macon based mortgage operation.

The Company recorded an annualized return on average assets of 0.99 percent for the nine-month period ended September 30, 2001 compared to 1.18 percent for the same period in 2000. Return on average equity of 12.88 percent was recorded for the nine-month period ended September 30, 2001, compared to 12.41 percent for the same period in 2000.

At September 30, 2001, the Company had total assets of $451 million compared to $410 million at December 31, 2000. Management, again, attributes the majority of this increase to the above average growth of the Company's loan portfolio. At September 30, 2000, the Company had total assets of $368 million compared to $283 million at December 31, 1999. Total interest-earning assets increased $42 million or 11.32 percent to $413 million at September 30, 2001 from $371 million at December 31, 2000. Of this increase, 100 percent was realized entirely in the loan portfolio.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $4.9 million or 21.21 percent to $18.2 million at September 30, 2001 from $23.1 million at December 31, 2000. Federal funds sold at September 30, 2001 decreased by 100 percent from $4.4 million at December 31, 2000. The uses of these decreases are most evident in the analysis of the Company's cash flows used by investing activities, which reports cash outflows from the Company of $51.4 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased $8.6 million or 16.70 percent since December 31, 2000 when investment securities totaled $51.5 million. As of September 30, 2001, investment securities were $42.9 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Aggregate loans receivable were $347.6 million at September 30, 2001, an increase of $45.3 million or 14.99 percent from $302.3 million at December 31, 2000. As a result of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, the Company has experienced above average growth in the loan portfolio. The majority of new loans being funded are construction and other real estate loans. Real estate construction loans have increased $42.2 percent from $62.3 million as of December 31, 2000 to $88.6 million as of September 30, 2001. Other real estate secured loans have increased as well, from $189.7 million as of December 31, 2000 to $221.2 million as of September 30, 2001, an increase of 16.61 percent. As of September 30, 2001, real estate secured loans comprised 82.76 percent of the Company's loan portfolio compared to 79.2 percent as of December 31, 2000.

The purchase of Group Financial Southeast (Fairfield Financial) has also increased loans held for sale by the Company. Loans held for sale were 6.7 percent of the Company's loan portfolio as of September 30, 2001.

Nonperforming Assets

The Company's total nonperforming assets were $4.6 million or 1.02 percent of total assets at September 30, 2001 compared to $2.2 million or 0.54 percent at December 31, 2000. Nonperforming loans decreased $200,000 or 10.5 percent from $1.9 million at December 31, 2000 to approximately $1.7 million at September 30, 2001. The amount of other real estate owned that was held by the Company on September 30, 2001 amounted to $2.9 million, an increase of $2.6 million since December 31, 2000. Of this increase, 100 percent is the result of foreclosure on one individual loan.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of September 30, 2001:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$ 902
Loans Past Due 90 Days or More and Still Accruing Interest	827
Restructured Loans not Included in the Above	-

Total Nonperforming Loans	1,729

Other Real Estate Owned	2,881

Total Nonperforming Assets	$4,610

Deposits

Total deposits increased $34 million or 10.94 percent from $311.6 million at December 31, 2000 to $345.7 million at September 30, 2001. This increase is due to an increase in interest-bearing deposits of $38.4 million or 15.60 percent offset by a decrease in noninterest-bearing deposits of $4.2 million or 6.41 percent over the same time period. The majority of this deposit growth is due to Bibb purchasing $27 million, in brokered deposits during the first nine months of the current year.

Other Borrowed Money

Other borrowed money amounted to $65.8 million as of September 30, 2001, an increase of 4.28 percent since December 31, 2000 when other borrowed money totaled $63.1 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $51.4 million or 78.06 percent of total other borrowed money as of September 30, 2001. Management utilized the majority of these borrowings to fund the additional loan requests.

Equity

At September 30, 2001, total equity was $34.1 million or 7.56 percent of total assets compared to $31.1 million or 7.57 percent of total assets as of December 31, 2000. Total equity increased primarily due to the retention of net income during the period, net of dividends paid.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

The Company's net income increased 18.10 percent to $3,158,000 for the nine months ended September 30, 2001, compared to $2,674,000 recorded in the comparable prior period. The increase in net income is primarily a result of the acquisition of Fairfield Financial which has generated above average loan growth for the Company. Fairfield also benefited from the surge in home refinancing resulting from recent drops in interest rates.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.14 percent for the nine-month period ended September 30, 2001 compared to 4.85 percent for the same nine-month period of the preceding year. The decrease in the net interest margin resulted primarily from US Federal Reserve lowering interest rates 350 basis points during the first nine months of 2001. The impact of the decline in interest rates was partially offset by the significant growth in the Company's loan portfolio as previously discussed.

Total interest income increased to $8.4 million and $25.4 million for the three- and nine-month periods ended September 30, 2001, respectively, from $7.1 million and $18.9 million during the comparable prior year periods, respectively. Again, the increase is largely due to an increase in loans of 30.27 percent as of September 30, 2001 compared to September 30, 2000.

Total interest expense increased 10.29 percent and 47.64 percent for the three and nine months ended September 30, 2001, respectively, compared to the prior periods ended September 30, 2000. This increase was primarily the result of additional borrowings needed to fund loan growth along with an increase in deposits during the period.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the nine-month periods ended September 30:

Average Balance Sheets
	Average Balance Nine Months Ended September 30		Rate/Yield Nine Months Ended September 30
	2001	2000	2001	2000
	($ in Thousands)
Interest-Earning Assets
Loans	$348,842	$232,657	8.87%	9.55%
Securities	43,825	41,508	6.07	6.59
Federal Funds Sold	3,066	5,079	5.54	6.77
Interest-Bearing Due From Banks	933	304	5.89	8.88

Total Interest-Earning Assets	$396,666	$279,548	8.53%	9.06%

Interest-Bearing Liabilities
Deposits	$273,305	$201,866	5.29%	5.01%
Borrowings	59,948	25,993	4.95	6.47

Total Interest-Bearing Liabilities	$333,253	$227,859	5.23%	5.18%

Interest Rate Spread		3.30%		3.88%

Net Interest Margin		4.14%		4.85%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)
Rate/Volume Analysis	Changes From 2000 to 2001 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$11,099	$(2,386)	$8,713
Securities	153	(230)	(77)
Federal Funds Sold	(136)	(38)	(174)
Interest-Bearing Due From Banks	-	28	28

Total Interest Income	11,116	(2,626)	8,490

Interest Expense
Deposits	3,580	755	4,335
Borrowings	1,571	(287)	1,284

Total Interest Expense	5,151	468	5,619

Net Interest Income	$ 5,965	$(3,094)	$2,871

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and nine-month periods ended September 30, 2001, the provision for loan losses amounted to $442,000 and $1,286,000, respectively.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three and nine months ended September 30, 2001 totaled $2.8 million and $7.9 million, respectively, compared to $2 million and $3.6 million for the comparable prior periods. Mortgage origination fees for the nine months ended September 30, 2001 totaled $5 million compared to $1 million for the comparable prior period. This increase was a direct result of the acquisition of Fairfield Financial.

Noninterest expenses increased $1.3 million or 33.9 percent for the third quarter of 2001 over the same period in 2000. Salaries and employee benefits and other expenses increased due to the acquisition of Fairfield during the third quarter of 2000.

Income Taxes

Income tax expense totaled $633,000 and $1.8 million for the three- and nine-month periods ended September 30, 2001, compared to $462,000 and $1.4 for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 2001 and 2000.

Liquidity and Capital Adequacy

Stockholders' equity increased to $34.1 million at September 30, 2001 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale net of taxes totaled $841,000 at September 30, 2001. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at September 30, 2001, of which 4 percent must be Tier 1 capital. Bibb and Houston's leverage ratios were 8.12 percent and 8.60 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Security Bank of Bibb County and Security Bank of Houston County's total risk-based capital ratios were 10.82 percent and 11.11 percent, respectively, and the Tier 1 risk-based capital ratios were 9.81 percent and 10.06 percent, respectively.

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

At September 30, 2001, both of the Company's subsidiary banks were in compliance with established guidelines.

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

No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

H. AVERETT WALKER_______ H. Averett Walker President/Chief Executive Officer

Date:__________________________________________

MICHAEL T. O'DILLON Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer

Date:__________________________________________

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Nine Months Ended September 30, 2001		Three Months Ended September 30, 2001
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,373	$0.94	3,373	$0.36

Diluted
Average Shares Outstanding	3,373		3,373
Common Stock Equivalents	1		3

	3,374	$0.94	3,376	$0.36

	Nine Months Ended September 30, 2000		Three Months Ended September 30, 2000
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,348	$0.80	3,357	$0.27

Diluted
Average Shares Outstanding	3,348		3,357
Common Stock Equivalents	23		-

	3,371	$0.79	3,357	$0.27