Form 10-K
period 2001-12-31
SNB BANCSHARES INC
filed 2002-03-28
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)

For the Fiscal Year Ended	December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)

For the Transition Period from _________________ to _______________________

Commission File Number	000-23261

SNB BANCSHARES, INC
(Exact Name of Registrant as Specified in its Charter)

GEORGIA 58-2107916
State or Other Jurisdiction of Incorporation or Oorganization (I.R.S. Employer Identification No.)

2910 RIVERSIDE DRIVE MACON, GEORGIA 31204
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number	(478)722-6200

Securities Registered Under Section 12(b) of the Exchange Act: NONE

Securities Registered Under Section 12(g) of the Exchange Act:
COMMON STOCK, $1.00 PAR VALUE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $51,606,426 Based on Prices as of March 8, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,372,969 shares of $1.00 par value common stock as of March 8, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Proxy Statement for the annual meeting of stockholders on April 25, 2002 are incorporated by reference into Part III.

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

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. ("Fairfield"). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

History and Business of the Subsidiaries

Substantially all of the business of SNB is conducted through its two subsidiary banks. A brief description of each Bank's history and business operations is discussed below.

SB-BIBB

SB-Bibb is a state-chartered bank which engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The Bank now operates six full-service and one limited-service banking offices in Macon, Georgia. On March 1, 1999, the Bank converted its banking charter from a national to a state charter and changed its name from Security National Bank to Security Bank of Bibb County.

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

With its purchase of Fairfield during 2000, SB-Bibb expanded its mortgage division to include a number of production locations throughout Georgia and the Southeast.

As of December 31, 2001, SB-Bibb had total assets of $370.9 million, total deposits of $264.4 million and total stockholders' equity of $29.6 million. Net income amounted to $3.2 million for the year ended December 31, 2001.

SB-HOUSTON

SB-Houston commenced operation in 1987 as a state-chartered bank in Perry, Houston County, Georgia. The Bank currently operates four full-service facilities in Houston County, having added two full-service branches in Warner Robins, Georgia. SB-Houston's main office is located at 1208 Washington Street, Perry, Georgia. The Bank established its fourth full-service office during the first quarter of 2000. This office is located on Houston Lake Road in Warner Robins.

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

As of December 31, 2001, SB-Houston had total assets of $133.7 million, total deposits of $111.8 million, and stockholders' equity of $10.1 million. Net income for the year ended December 31, 2001 totaled $1.5 million.

Market Area

SNB primarily serves the residents of Bibb and Houston Counties, with estimated populations of 155,500 and 89,200, respectively, as of 2001. SNB also conducts business to a lesser extent in the surrounding counties of Jones, Monroe, Twiggs, Crawford, Peach and Wilkinson. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia, and the ultimate collectiblity of the loans and future growth of the Company are largely dependent upon economic conditions in the middle Georgia area. The Company's agricultural loans are negligible. The economy of the middle Georgia area has been generally favorable in recent years, although population growth has been moderate at best. Robins Air Force Base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

The acquisition of Fairfield during 2001 brings a number of well established mortgage production offices to SB-Bibb. Fairfield is primarily engaged in residential real estate mortgage lending in the state of Georgia.

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

Employees

As of December 31, 2001, the Company had 224 employees on a full-time equivalent basis. SNB considers its relationship with its employees to be excellent.

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

At December 31, 2001, SNB exceeded the minimum Tier 1, risk-based and leverage ratios. The table which follows sets forth certain capital information for SNB as of December 31, 2001.
CAPITAL ADEQUACY ($ in Thousands)

	December 31, 2001
	Amount	Percent

Leverage Ratio
Actual	$33,323,558	7.66%
Minimum Required (1)	17,402,620	4.00%

Risked-Based Capital:

Tier 1 Capital
Actual	33,323,558	8.02%
Minimum Required	16,612,809	4.00%

Total Capital
Actual	37,422,298	9.00%
Minimum Required	33,225,619	8.00%

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

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well-managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

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

Item 2

PROPERTIES

SNB's subsidiaries, SB-Bibb and SB-Houston, owned ten full-service and one limited-service banking locations as of December 31, 2001. Leased properties include one stand alone ATM machine and night depository and SB-Bibb's operations center, which houses its in-house data processing facility and operational support functions. Fairfield Financial Services, Inc., a subsidiary of SB-Bibb, leases a number of mortgage production offices throughout Georgia and the Southeast. The net book value of all facilities including furniture, fixtures and equipment totaled $11,508,000 as of December 31, 2001. Management considers that its properties are well maintained.

Item 3

LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2001, there are no material pending legal proceedings to which SNB or its subsidiaries are a party or of which any of its property is the subject.

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

Part II (Continued)

Item 5 (Continued)
Year Ended December 31, 2001	High	Low	Close	Dividend Per Share

Fourth Quarter	$17.00	$14.10	$14.67	$0.080
Third Quarter	16.00	13.50	14.00	0.080
Second Quarter	16.00	12.75	14.50	0.080
First Quarter	15.25	12.75	14.25	0.070

Year Ended December 31, 2000

Fourth Quarter	$14.00	$12.36	$13.00	$0.070
Third Quarter	15.25	12.00	12.88	0.070
Second Quarter	16.25	12.00	15.00	0.070
First Quarter	16.50	13.13	15.50	0.065

As of March 11, 2002 the Company had approximately 1,185 shareholders of record.

For a discussion on dividend restrictions, refer to Item 1, Business-Regulation of the Banks.

Item 6

SELECTED FINANCIAL DATA

Refer to page 16 of the Management's Discussion and Analysis for the table of selected financial data for each of the past five years.

Item 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY

The following discussion reviews the results of operations and assesses the financial condition of SNB Bancshares, Inc. ("SNB", or the "Company") in Macon, Georgia for each of the five most recent years ended December 31, 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates six full-service banking offices and one limited-service office in Macon, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SNB acquired a 100% interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information shown below has been restated as if this business combination had always existed. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County ("SB-Houston") and now operates as a wholly-owned subsidiary of SNB, with four full-service banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. ("Fairfield"). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties. As of December 31, 2001, SNB had 224 employees on a full-time equivalent basis.

The following table illustrates selected key financial data of SNB for each of the past five years.

Part II (Continued)

Item 7 (Continued)
TABLE 1
SELECTED FIVE YEAR FINANCIAL DATA
(Dollars in thousands, except per share data and number of shares)
		Years Ended December 31,
	2001	2000	1999	1998	1997
INCOME STATEMENT
Interest Income	$33,608	$27,035	$20,402	$18,630	$16,969
Interest Expense	16,586	13,106	8,427	7,895	7,345
Net Interest Income	17,022	13,929	11,975	10,735	9,624
Provision for Loan Losses	1,912	1,292	736	636	505
Other Income	11,147	5,354	3,072	2,558	1,830
Other Expense	19,397	12,655	9,537	8,947	7,119
Income Before Tax	6,860	5,336	4,774	3,710	3,830
Income Taxes	2,518	1,857	1,529	1,383	1,223
Net Income	$ 4,342	$ 3,479	$ 3,245	$ 2,327	$ 2,607

PER SHARE (a)
Earnings Per Common Share
Basic	$1.29	$1.04	$0.97	$0.73	$0.88
Diluted	1.29	1.03	0.96	0.69	0.80
Cash Dividends Paid	0.31	0.28	0.26	0.22	0.16
Weighted Average Shares	3,372,969	3,354,145	3,340,624	3,185,014	2,950,611

RATIOS
Return on Average Assets	1.00%	1.09%	1.27%	1.04%	1.30%
Return on Average Equity	13.05%	12.01%	12.08%	9.41%	12.17%
Dividend Payout Ratio	24.08%	26.53%	26.25%	30.26%	17.95%
Average Equity to Average Assets	7.63%	9.06%	10.52%	11.08%	10.65%
Net Interest Margin	4.23%	4.79%	5.21%	5.34%	5.42%

BALANCE SHEET
(at end of period)
Assets	$ 504,762	$ 410,230	$ 283,483	$ 253,006	$ 216,393
Investment Securities	51,041	51,498	45,087	39,301	41,233
Loans Held for Sale	41,166	13,215	1,761	3,121	1,181
Loans, Net of Unearned Income	378,139	305,264	205,668	176,041	144,304
Reserve for Loan Losses	4,099	3,003	2,327	2,070	1,861
Deposits	375,065	311,577	237,418	217,778	188,807
Borrowed Funds	90,418	64,057	15,824	6,408	2,648
Stockholders' Equity	34,777	31,071	27,472	25,736	22,750
Shares Outstanding	3,372,969	3,372,969	3,340,624	3,340,624	2,970,274
  All per share amounts have been calculated to apply SFAS 128 - "Earnings Per Share".

Part II (Continued)

Item 7 (Continued)

The following tables present condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.
TABLE 2
AVERAGE BALANCE SHEETS
(In Thousands)	Years Ended December 31
	2001	%	2000	%	1999	%
ASSETS
Cash and Due From Banks	$ 14,581	3.3%	$ 12,756	4.0%	$ 12,192	4.8%
Time Deposits-Other Banks	972	0.2%	967	0.3%	20	0.0%
Federal Funds Sold	2,845	0.7%	6,031	1.9%	4,204	1.6%
Taxable Investment Securities	34,869	8.0%	33,930	10.6%	30,029	11.8%
Nontaxable Investments Securities	7,846	1.8%	9,116	2.9%	7,640	3.0%
Market Adjustment-Securities	839	0.2%	(619)	(0.2%)	(162)	(0.1%)
Loans, Net of Interest	341,995	78.5%	244,177	76.4%	189,306	74.1%
Loans Held for Sale	17,878	4.1%	2,365	0.7%	2,462	1.0%
Allowance for Loan Losses	(3,479)	(0.8%)	(2,569)	(0.8%)	(2,233)	(0.9%)
Bank Premises and Equipment	10,049	2.3%	8,641	2.7%	7,993	3.1%
Other Real Estate	1,818	0.4%	270	0.1%	426	0.2%
Other Assets	5,701	1.3%	4,727	1.5%	3,534	1.4%
TOTAL ASSETS	$435,914	100.0%	$319,792	100.0%	$255,411	100.0%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$ 55,960	12.8%	$ 45,518	14.2%	$ 39,414	15.4%
Interest-Bearing	278,901	64.0%	211,216	66.0%	177,779	69.6%
Federal Funds Purchased and
Repurchase Agreements Sold	10,498	2.4%	7,278	2.3%	4,518	1.8%
Demand Notes-US Treasury	972	0.2%	849	0.3%	676	0.3%
Other Borrowed Money and FHLB	52,270	12.0%	25,158	7.9%	3,340	1.3%
Obligations under Capital Leases	50	0.0%	105	0.0%	159	0.1%
Other Liabilities	3,982	0.9%	698	0.2%	2,663	1.0%
Total Liabilities	402,633	92.4%	290,822	90.9%	228,549	89.5%
Common Stock	3,373	0.8%	3,345	1.0%	3,341	1.3%
Surplus	12,967	3.0%	12,725	4.0%	12,613	4.9%
Undivided Profits	16,941	3.9%	12,900	4.0%	10,908	4.3%
Total Stockholders' Equity	33,281	7.6%	28,970	9.1%	26,862	10.5%
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$435,914	100.0%	$319,792	100.0%	$255,411	100.0%

Part II (Continued)

Item 7 (Continued)

Consolidated total assets of $504.8 million at December 31, 2001 were up by $94.5 million, or 23.0 percent, over total assets at December 31, 2000. Total assets of $410.2 million at December 31, 2000 were up by $126.7 million, or 44.7 percent, over total consolidated assets at December 31, 1999. On average the balance sheet grew by 36.3 percent during 2001 and 25.2 percent during 2000. These growth rates are significantly higher than the economic growth statistics for the Company's middle Georgia market area. Assets of the Fairfield mortgage lending unit stood at $140.6 million at December 31, 2001, a 190.9 percent increase over assets of $48.3 million at December 31, 2000. In addition to the growth in the Fairfield subsidiary, SNB's strong growth trends are attributed to continued industry consolidations and restructuring efforts of the larger super regional banks in the area, SNB's broader coverage of the geographic area through its expanded branch network, and the synergies among the Bank subsidiaries and the mortgage unit.

Loans

The Banks' loan portfolio constitutes the major interest-earning asset of SNB. To analyze prospective loans, management assesses the Company's objectives for both credit quality and interest rate pricing to determine whether to extend a loan and the appropriate rate of interest for each loan. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia and in other Georgia markets where the Fairfield mortgage subsidiary operates loan offices. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions in these Georgia markets.

At December 31, 2001 and 2000, loans and loans held for sale, net of unearned income, of $419.3 million and $318.5 million, respectively, amounted to 83.1 percent and 77.6 percent of total assets, and 111.8 percent and 102.2 percent of deposits. Loans amounted to 90.1 percent of all funding sources from interest-bearing liabilities at December 31, 2001 and 84.8 percent at December 31, 2000. The loan portfolio grew by 31.7 percent from December 31, 2000 to December 31, 2001. The most significant increases were in real estate construction loans and mortgage loans held for sale through the activities of the Fairfield mortgage subsidiary. The Company's mortgage activity was brisk during 2001 due to an attractive mortgage interest rate environment. Mortgage refinancing volume accounted for a large portion of the 2001 growth trends. The average yields generated by interest and fees from the entire loan portfolio amounted to 8.57 percent during 2001, compared to 9.75 percent during 2000, and 9.38 percent during 1999. SNB's reserve for loan losses as a percentage of outstanding loans and loans held for sale amounted to 0.98 percent at December 31, 2001, compared to 0.94 percent and 1.12 percent at December 31, 2000 and 1999, respectively.

Part II (Continued)

Item 7 (Continued)

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.
TABLE 3
LOANS BY TYPE
(In Thousands)	December 31,
	2001	2000	1999	1998	1997

Commercial, Financial and Agricultural	$ 44,102	$ 44,805	$ 44,194	$ 37,906	$ 34,798
Real Estate-Construction	134,940	62,328	16,199	17,606	6,943
Real Estate-Mortgage
Mortgage Loans Held for Sale	41,166	13,215	1,761	3,121	1,181
Other Mortgage	179,032	176,472	127,819	103,159	88,027
Loans to Individuals	20,241	21,831	17,577	17,502	14,683
Total Loans	419,481	318,651	207,550	179,294	145,632
Unearned Income	(175)	(172)	(120)	(132)	(147)
Total Net Loans	$419,306	$318,479	$207,430	$179,162	$145,485

Percentage of Total Portfolio
Commercial, Financial and Agricultural	10.5%	14.1%	21.3%	21.2%	23.9%
Real Estate-Construction	32.2%	19.6%	7.8%	9.8%	4.8%
Real Estate-Mortgage:
Mortgage Loans Held for Sale	9.8%	4.1%	0.9%	1.7%	0.8%
Other Mortgage	42.7%	55.4%	61.6%	57.6%	60.5%
Loans to Individuals	4.8%	6.9%	8.5%	9.8%	10.1%
Total Loans	100.0%	100.1%	100.1%	100.1%	100.1%
Unearned Income	0.0%	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Total Net Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Part II (Continued)

Item 7 (Continued)

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2001.
TABLE 4
LOAN MATURITY DISTRIBUTION AND INTEREST SENSITIVITY
(In Thousands)

	December 31, 2001
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected Loan Categories
Commercial, Financial and Agricultural	$21,598	$18,791	$3,713	$44,102
Real Estate-Construction	114,699	20,241	0	134,940
Total	$136,297	$39,032	$3,713	$179,042

Loans Shown Above Due After One Year
Having Predetermined Interest Rates				$25,648
Having Floating Interest Rates				17,098
Total				$42,746

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

As of December 31, 2001, the securities portfolio amounted to $51.0 million, or 10.1% of total assets, compared to $51.5 million, or 12.6% of assets at December 31, 2000. Over recent years, the shrinkage in the size of the securities portfolio relative to total assets indicates that a higher proportion of earning assets have been deployed into the loan portfolio rather than in investment securities to produce greater yields. Several securities were sold during the year 2001 to obtain liquid funds for use in loan production and to capitalize on favorable market values. For December 31, 2001, net gains on the sale of securities were $100,596, compared to $5,816 for 2000 and ($1,913) for 1999.

The average tax equivalent yield on the portfolio was 6.38% for the year 2001 versus 6.66 percent in 2000 and 6.36 percent in 1999. During the year 2001, the investment securities portfolio represented 10.7 percent of average earning assets and 10.0 percent of average total assets. During 2000, the portfolio averaged 14.3 percent of earning assets and 13.3 percent of total assets. This decrease is attributable to increased mortgage and commercial loan activity from the Fairfield merger and general growth in overall loans at the two subsidiary banks.

Part II (Continued)

Item 7 (Continued)

At December 31, 2001, the major portfolio components, based on amortized or accreted cost, included 4.5 percent in U. S. Treasury securities, 72.4 percent in U. S. agency obligations, 16.0 percent in state, county and municipal bonds, and 7.0 percent in stock of the Federal Home Loan Bank. On December 31, 2001, the market value of the total bond portfolio as a percentage of the amortized book value was 102.0 percent, up from 100.7 percent a year earlier. As of December 31, 2001, the entire investment securities portfolio had gross unrealized gains of $1,014,642 and gross unrealized losses of ($26,656), for a net unrealized gain of $987,986. As of December 31, 2000, the portfolio had a net unrealized gain of $338,630. In accordance with SFAS No. 115, stockholders' equity included net unrealized gains of $605,679 for December 31, 2001 and net unrealized gains of $195,498 for December 31, 2000 recorded on the Available for Sale portfolio, net of deferred tax effects. No trading account has been established by SNB and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2001, 2000, and 1999. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost.
TABLE 5
INVESTMENT SECURITIES
(In Thousands)	December 31
	2001	2000	1999
Securities Available for Sale
U. S. Treasury	$ 2,360	$ 1,036	$ 998
U. S. Government Agencies
Mortgage-Backed	17,118	11,527	10,945
Other	10,157	27,663	22,973
State, County and Municipal	6,389	6,055	5,662
Other Investments (FHLB)	3,533	3,234	1,598
	$39,556	$49,515	$42,176
Securities Held to Maturity
U. S. Treasury	$ 0	$ 0	$ 0
U. S. Government Agencies
Mortgage-Backed	0	0	0
Other	9,708	0	0
State, County and Municipal	1,778	1,983	2,911
Other Investments (FHLB)	0	0	0
	$11,486	$ 1,983	$ 2,911
Total Investment Securities
U. S. Treasury	$ 2,360	$ 1,036	$ 998
U. S. Government Agencies
Mortgage-Backed	17,118	11,527	10,945
Other	19,865	27,663	22,973
State, County and Municipal	8,167	8,038	8,573
Other Investments (FHLB)	3,533	3,234	1,598
	$51,041	$51,498	$45,087

Part II (Continued)

Item 7 (Continued)

The following tables illustrate the contractual maturities and weighted average yields of investment securities held at December 31, 2001. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a taxable equivalent basis using a statutory federal income tax rate of 34 percent.
TABLE 6
MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS
(In Thousands)
	Investment Securities
	Held to Maturity			Available for Sale
December 31, 2001	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
U.S. Treasury
Within 1 Year	$ 0	0.00%	$0	$ 506	4.04%	$ 512
1 to 5 Years	0	0.00%	0	1,766	5.65%	1,847
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	0	0.00%	0
	$ 0	0.00%	$0	$ 2,272	5.29%	$ 2,359
Mortgage-Backed
Government Agencies
Within 1 Year	$ 0	0.00%	$0	$ 0	0.00%	$ 0
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	16,865	6.39%	17,118
	$ 0	0.00%	$0	$16,865	6.39%	$17,118
Other U.S. Government Agencies
Within 1 Year	$9,708	4.25%	$9,708	$ 1,000	5.87%	$ 1,014
1 to 5 Years	0	0.00%	0	6,523	5.95%	6,797
5 to 10 Years	0	0.00%	0	2,194	7.22%	2,344
More Than 10 Years	0	0.00%	0	0	5.52%	0
	$9,708	4.25%	$9,708	$ 9,717	6.23%	$10,155

Part II (Continued)

Item 7 (Continued)
TABLE 6 (Continued)
MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS
(In Thousands)
	Investment Securities
	Held to Maturity			Available for Sale
December 31, 2001	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
State, County and Municipal
Within 1 Year	$374	7.63%	$381	$ 985	7.58%	$ 1,003
1 to 5 Years	1,064	7.47%	1,112	2,493	7.72%	2,569
5 to 10 Years	340	7.57%	355	1,328	6.86%	1,374
More Than 10 Years	0	0.00%	0	1,445	7.27%	1,445
	$1,778	7.52%	$1,848	$ 6,251	7.41%	$ 6,391
Other Investments (FHLB)
Within 1 Year	$ 0	0.00%	$ 0	$ 0	0.00%	$ 0
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	3,533	6.11%	3,533
	$ 0	0.00%	$ 0	$ 3,533	6.11%	$ 3,533
Total Securities
Within 1 Year	$10,082	4.38%	$10,089	$2,491	6.17%	$2,529
1 to 5 Years	1,064	7.47%	1,112	10,782	6.31%	11,213
5 to 10 Years	340	7.57%	355	3,522	7.08%	3,718
More Than 10 Years	0	0.00%	0	21,843	6.40%	22,096
	$11,486	4.76%	$11,556	$38,638	6.42%	$39,556

As of December 31, 2001 and 2000, SNB had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded ten percent of stockholders' equity, with the exception of U. S. Government Agency securities.

Other Assets

SNB holds additional earning assets in overnight Federal Funds Sold. Due to liquidity needs from strong loan demand, these balances amounted to only $1,000 at December 31, 2001. Fed Funds Sold balances were $4.4 million at December 31, 2000. Balances in the Company's nonearning assets are comprised of cash and correspondent bank balances, premises and equipment, foreclosed real estate, income receivable on loans and investments and other miscellaneous assets. Management works to minimize nonearning-asset balances in order to maximize profit potential. Nonearning assets represented 7.6 percent of the balance sheet as of December 31, 2001, and 9.5 percent as of December 31, 2000.

Part II (Continued)

Item 7 (Continued)

Deposits

Deposits are SNB's primary liability and funding source. Total deposits as of December 31, 2001 were $375.1 million, up 20.4 percent from $311.6 million at December 31, 2000. Average deposits in 2001 were $334.9 million, up 30.4 percent from $256.7 million during 2000. The average cost of deposits, with noninterest checking accounts factored in, was 4.11 percent during 2001, down from 4.26 percent during 2000 and up from 3.69 percent for 1999. SNB seeks to set competitive deposit rates in its local markets to retain and grow market share in its geographic regions as the Company's principal funding source. As growth in local market deposit sources proved insufficient to fund 2001 loan demand, SNB's Banks supplemented deposit sources with brokered deposits. As of December 31, 2001 the Banks reported $34.9 million, or 9.3 percent of total deposits, in brokered certificates of deposit attracted by external third parties at a weighted average rate of 4.26 percent during the year. Additionally, the banks use external bulletin board or internet services to obtain out-of-market certificates of deposit at competitive market rates when funding is needed.

On an average basis for the year 2001, 16.7 percent of deposits were held in noninterest-bearing checking accounts, 21.7 percent were in lower yielding interest bearing transaction and savings accounts, and 61.6 percent were in time certificates with higher yields. Comparable average deposit mix percentages during 2000 were 17.7 percent, 23.7 percent and 58.5 percent, respectively. The highest rate of growth in average deposits during 2001 occurred in large certificates of $100,000 or more, which increased by 106.3 percent, or $34.2 million.

The following tables reflect average balances of deposit categories for the years 2001, 2000, and 1999.
TABLE 7
AVERAGE DEPOSITS
(In Thousands)		Years Ended December 31
	2001	%	2000	%	1999	%
Noninterest-Bearing
Demand Deposits	$ 55,960	16.7%	$ 45,518	17.7%	$ 39,414	18.1%
Interest-Bearing Demand Deposits	30,338	9.1%	21,148	8.2%	19,456	9.0%
Money Market Accounts	35,167	10.5%	33,332	13.0%	32,151	14.8%
Savings Deposits	7,207	2.2%	6,444	2.5%	6,465	3.0%
Time Deposits of $100,000 or More	66,384	19.8%	32,177	12.5%	26,525	12.2%
Other Time Deposits	139,805	41.8%	118,116	46.0%	93,182	42.9%
	$334,861	100.0%	$256,735	100.0%	$217,193	100.0%

The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2001, 2000, and 1999.

Part II (Continued)

Item 7 (Continued)
TABLE 8
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
(In Thousands)
	December 31
As of the End of Period	2001	2000	1999
3 Months or Less	$21,152	$ 8,726	$10,531
Over 3 Months through 6 Months	14,585	6,532	9,198
Over 6 Months through 12 Months	35,115	19,577	5,146
Over 12 Months	14,670	2,204	7,025
	$85,522	$37,039	$31,900

Borrowed Money

Other interest-bearing sources of funds at December 31, 2001 totaled $90.4 million. The major component was $70.9 million in various advances from the Federal Home Loan Bank of Atlanta ("FHLB") under two separate programs. FHLB balances at December 31, 2001 represent the highest aggregate indebtedness to FHLB for the year. The first program entails Blanket Agreements for Advances and Security Agreements with the FHLB, under which SNB's Banks have pledged residential first mortgage loans and investment securities as collateral to secure available lines of credit totaling $42.5 million, $42.0 of which was outstanding as of December 31, 2001. These advances have maturities in varying amounts through March 2011 and interest rates ranging from 1.85 percent to 4.55 percent. The second program allows for up to $40.0 million in advances to SNB's Banks under a Warehouse Line secured by the Company's loans held for sale. At December 31, 2001, $28.9 million in borrowings under the Warehouse Line was outstanding at an interest rate of 2.25 percent. Total outstanding advances from the FHLB averaged $48.6 million during the year 2001, with an average interest cost of 4.48 percent. For the year 2000, FHLB advances averaged $25.2 million with an average interest cost of 6.60 percent. FHLB borrowings have been used more extensively during 2001 to supplement traditional deposit sources and provide an additional funding source for higher activity levels in mortgage lending.

SNB carried a $6.0 million outstanding note balance at December 31, 2001 under a line of credit with The Bankers Bank in Atlanta, Georgia. This $10.0 million line is secured with the common stock of SB-Bibb as collateral, and carries a floating interest rate of prime minus 50 basis points. The average balance of debt under this line of credit was $3.7 million for the year 2001 at an average rate of 6.23 percent. Proceeds from line advances were used principally to infuse additional capital to the SB-Bibb Bank to maintain adequate capital levels during peak growth periods. An additional $4.0 million was available against this credit line at December 31, 2001.

As of December 31, 2001, the SB-Bibb Bank had $6.7 million in securities sold under agreements to repurchase. These instruments mature daily and are sold to larger commercial customers of the Bank. Mortgage backed securities sold under these agreements are identified, held and segregated by the investment safekeeping agent. The average balance of these instruments during 2001 was $6.2 million at an average interest rate of 3.36 percent, up from $3.5 million in 2000 at an average rate of 5.94 percent. The maximum month-end balance during the year was $9.0 million in 2001 and $4.5 million in 2000.

Part II (Continued)

Item 7 (Continued)

Overnight federal funds purchased amounted to $6.6 million at December 31, 2001, up from $5.2 million at December 31, 2000. Average balances in federal funds purchased were $4.3 million in 2001 at rates averaging 4.00%, and $3.7 million in 2000 at rates averaging 6.21%. Demand Notes to the U. S. Treasury of $0.2 million at December 31, 2001 represented accumulated federal tax deposit payments through the Treasury Department's note option program. These Treasury deposit balances averaged $1.0 million during 2001, with an average interest cost of 2.83%, versus $0.8 million on average in 2000 at a rate of 4.84 percent. A small capital lease obligation amounted to $29,998 at year-end 2001.

Other interest bearing sources of funds at December 31, 2000 totaled $64.1 million, up from $15.8 million at December 31, 1999. Of the 2000 year-end balance, $40.5 million consisted of FHLB notes under the Blanket Agreement, $11.9 million was borrowed under the FHLB's Warehouse Line, $5.2 million was in federal funds purchased, $3.5 million was in securities sold under agreements to repurchase, $2.0 million consisted of notes payable to The Bankers Bank, $0.9 million was in treasury, tax and loan note balances, and $0.1 million was in capital lease obligations.

Reliance on other borrowed money as a nondeposit funding source increased on average from $33.4 million during 2000 to $63.8 million during 2001. The principal increase occurred in the use of FHLB notes to match against the Company's growing loan volumes and the Fairfield mortgage production. The cost of all nondeposit borrowed money components averaged 4.43 percent in 2001, down from 6.48 percent in 2000.

Other Liabilities

Other liabilities of $4.5 million at December 31, 2001 and $3.5 million at December 31, 2000 consist of interest payable on deposits and borrowed funds, federal income taxes payable and other accrued but unpaid expenses.

Liquidity

SNB, primarily through the actions of its subsidiary banks, engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Needs are met through loan repayments, net interest and fee income, and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits, and external borrowings. Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits, and other sources outside the Company's immediate market area. High volumes and activity in mortgage and construction lending at the Fairfield subsidiary since its acquisition in 2000 have required higher levels of sophistication and tracking to ensure adequate liquidity throughout the Company. The falling interest rate environment during 2001 accelerated both new and refinancing mortgage activity, placing added pressure on prudent liquidity management. More liquidity measurement tools have been developed for use on a consolidated basis. Internal policies have been updated to monitor the use of various core and noncore funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks.

Part II (Continued)

Item 7 (Continued)

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of December 31, 2001, SNB held $35.1 million in bonds (excluding FHLB stock), at amortized or accreted cost, in the Available for Sale portfolio. At December 31, 2000, the Available for Sale bond amounted to $46.8 million. Only marketable investment grade bonds are purchased. Although most of the Banks' bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it relates to SNB's liquidity posture. SNB had ratios of loans and loans for sale to deposits of 111.8 percent as of December 31, 2001 and 102.2 percent at December 31, 2000. The purchase of the Fairfield mortgage company has increased management's emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratio of loans and loans for sale to all funding sources at December 31, 2001 and 2000 were 90.1 percent and 84.8 percent, respectively. Management continues to emphasize programs to generate local core deposits as the Company's primary funding source. The stability of the Banks' core deposit base is an important factor in the SNB's liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2001 and 2000, the Banks had $85.5 million and $37.0 million in certificates of deposit of $100,000 or more. These larger deposits represented 22.8 percent and 11.9 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company's overall cost of funds.

To compensate for liquidity pressures not satisfied by current deposit balances, the Company and its subsidiaries have established multiple borrowing sources to augment their funds management. The parent company has an unsecured line of credit, and borrowing capacity also exists through the membership of the Banks in the Federal Home Loan Bank program. At December 31, 2001, the Company had a total of $15.6 million available on these lines above the currently outstanding borrowings. Additionally, the Banks have established borrowing lines for federal funds through correspondent banks, and have access to third party deposit brokers and national CD markets for deposit gathering if needed. Management believes that the various funding sources discussed above are adequate to meet the Company's liquidity needs in the future without any material adverse impact on operating results. Interest rates have stabilized at a low level after eleven consecutive prime rate cuts during 2001, from 9.50 percent at January 1, 2001 to 4.75 percent at December 31, 2001. Mortgage refinancing and other loan activity is expected to slow somewhat during 2002, which should lessen future liquidity needs.

Part II (Continued)

Item 7 (Continued)

Capital Resources and Dividends

SNB has always placed emphasis on maintaining an adequate capital base to support the Company's activities in a safe manner, and continues to exceed all minimum regulatory capital requirements as shown in Table 9 below. SNB's equity capital of $34.8 million at December 31, 2001 amounts to 6.9 percent of total assets, compared to 7.6 percent at December 31, 2000, and 9.7 percent at December 31, 1999. On average, the equity capital was 7.6 percent of assets during 2001, compared to 9.1 percent for 2000 and 10.5 percent for 1999. The downward trend in the capital ratios reflect the Company's strong balance sheet growth pattern, which has been most pronounced during the past two years.

During the years 2000 and 2001, SNB's parent holding company has incurred external debt at a correspondent bank to obtain capital infusions for the SB-Bibb Bank. A total of $6.0 million has been infused downward to the lead bank to help support exceptional growth trends caused by the Fairfield acquisition and favorable local economic conditions. Capital levels at the SB-Houston Bank have been self-supporting through earnings retention.

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

Part II (Continued)

Item 7 (Continued)

Regulators use a risk-adjusted calculation to aid them in their determination of capital adequacy by weighting assets based on the degree of risk associated with on- and off-balance sheet assets. The majority of these risk-weighted assets for the Company are on-balance sheet assets in the form of loans. Small portions of risk-weighted assets are considered off-balance sheet assets comprised of letters of credit and loan commitments. Capital is categorized as either core (Tier 1) capital or supplementary (Tier 2) capital. Tier 1 capital consists primarily of stockholders' equity minus any intangible assets, while Tier 2 capital can consist of the reserve for loan losses up to certain limits, certain short term and other preferred stock and certain debt instruments.

Current regulatory standards require bank holding companies to maintain a minimum risk based capital ratio of qualifying total capital to risk weighted assets of 8.0 percent, with at least 4.0 percent of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0 percent. Additionally, the regulatory agencies define a well-capitalized bank as one that has a Tier 1 leverage ratio of at least 5.0 percent, a Tier 1 capital ratio of at least 6.0 percent, and a total risk based capital ratio of at least 10 percent. As of December 31, 2001, SNB had a Tier 1 leverage ratio of 7.66 percent, a Tier 1 capital ratio of 8.02 percent, and a total risk based capital ratio of 9.00 percent. The Company's total risk based capital ratio has fallen below the 10.0 percent well-capitalized status at year-end 2001 (9.00 percent) and 2000 (9.75 percent). Due to continuing strong growth trends in the balance sheet, management is currently assessing strategies to produce more Tier 1 and/or Tier 2 capital in the near future to assure adequate capital going forward.

The following table demonstrates capital ratio calculations as of December 31, 2001 and 2000.
TABLE 9
CAPITAL RATIOS
(In Thousands)
	December 31
As of End of Period	2001	2000
Tier 1 Capital
Stockholders' Equity	$ 34,172	$ 30,875
Less Intangible Assets	848	947
Total Tier 1 Capital	33,324	29,928
Tier 2 Capital
Eligible Portion of Reserve for Loan Losses	4,098	3,003
Subordinated and Other Qualifying Debt	0	0
Total Tier 2 Capital	4,098	3,003

Total Risk Based Capital	$ 37,422	$ 32,931
Total Net Risk Weighted Assets	$415,800	$337,788

Part II (Continued)

Item 7 (Continued)
TABLE 9 (Continued)
CAPITAL RATIOS
(In Thousands)

	Regulatory
	Requirement
		Well	December 31
	Minimum	Capitalized	2001	2000
Total Risk Based Capital Ratio	8.0%	10.0%	9.0%	9.7%
Tier 1 Capital Ratio	4.0%	6.0%	8.0%	8.9%
Tier 1 Capital to Average Assets	4.0%	5.0%	7.7%	9.4%

Cash dividends of $1,045,620, or $.31 per weighted average common share, were declared and paid during 2001, up from $923,200, or $.28 per share during 2000, and $851,862, or $.26 per share in 1999. The ratios of cash dividends paid to net income for these years were 24.1 percent, 26.5 percent and 26.3 percent, respectively. Since the commencement of cash dividend payments in 1992, the Company's Board of Directors has consistently declared and paid dividends on a quarterly basis.

On June 1, 1996, a 100 percent stock split was issued and affected in the form of a dividend, and on September 25, 1997, a 25 percent stock split was issued and affected in the form of a dividend. Per share data for all periods presented have been retroactively restated to reflect the additional shares resulting from these stock splits.

Management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on SNB's liquidity, capital resources, or operations. Further, management is aware of no current recommendations by regulatory authorities that, if they were to be implemented, would have such an effect.

Acquisitions

On July 31, 2000, SB-Bibb acquired Fairfield Financial Services, Inc. ("Fairfield"), a well-established mortgage loan company based in Macon, Georgia. The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield has a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville and St. Simons Island. The company now functions as a subsidiary of SB-Bibb.

On January 29, 1998, SNB entered into an Agreement and Plan of Merger with Crossroads Bancshares, Inc. in Perry, Georgia, pursuant to which Crossroads would be merged with and become a wholly-owned subsidiary of SNB. On August 8, 1998, the merger was completed in a 100% stock pooling of interests transaction, and 846,743 shares of SNB common stock were issued to effect the merger. On June 3, 1999, the bank name was changed from Crossroads Bank to Security Bank of Houston County. SB-Houston operates four offices in Houston County - one in Perry, Georgia and three in Warner Robins,

Part II (Continued)

Item 7 (Continued)

Georgia. The merger allowed SNB to establish an immediate presence in its primary targeted market for expansion. Houston County is included in the same Macon-Warner Robins metropolitan statistical area as SNB's principal Bibb County market. The Warner Robins Air Force Base is the largest employer in the middle Georgia area and helps to make the two counties a common market.

The Company's overall growth during the past two years is largely attributed to (a) the success of these two acquisitions in developing synergies and market cohesiveness in middle Georgia, and (b) the community banking philosophies of the two subsidiary banks during a period of industry consolidation and merger shake-ups in the local markets.

Expanded Coverage of Market Area

Bibb County:

As the Company grows, it continues to add physical office locations and delivery channels to serve its existing middle Georgia market. Due to continuing growth trends, SB-Bibb has outgrown its current executive offices in Macon and expects to build and occupy a new corporate center and retail banking office on Forsyth Road in Macon by mid-2002. The Company moved its operational and in-house data processing functions to a larger leased facility during 2001, providing ample room for growth in its operational support functions. A major conversion to upgraded banking software will occur during the first half of 2002. During 2001, SB-Bibb opened a limited service office in the Carlyle Place senior community on Zebulon Road in Macon. The Company introduced an Internet banking product for its customers in 1999, and upgraded its Internet services in 2001. In 1998 the Hartley Bridge Road branch was constructed and opened in southwest Bibb County by the lead bank. This was SB-Bibb's sixth full service location in Macon. These and other additional fixed asset purchases were financed through the equity base and retained earnings of the Company with no external borrowing.

Houston County:

During the first quarter of 2000, SB-Houston's fourth full service office in Houston County was established on Houston Lake Road in Warner Robins. The mortgage division in Houston County was merged into the Fairfield administration in 2000 and relocated from leased space into the new branch office on Houston Lake Road. Management of SB-Houston is considering the addition of another full service branch in Houston County with an estimated opening date in 2003.

Mortgage Division:

The acquisition of Fairfield during 2000 brings a number of production locations to SB-Bibb. These offices, located in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville, St. Simons Island, and other areas throughout the Southeast, are well established and provide various mortgage, construction and commercial lending services. SNB management may consider converting one or more of the Fairfield offices into full service banking offices in the future. Alternatively, management may consider additional expansion moves into the markets where Fairfield offices are now located.

Part II (Continued)

Item 7 (Continued)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SNB's net income was $4,342,168, $3,479,247, and $3,245,174 for the years 2001, 2000, and 1999, respectively. Diluted earnings per share amounted to $1.29 in 2001, $1.03 in 2000, and $0.96 in 1999. The Company's return on average assets amounted to 1.00 percent for 2001, 1.09 percent for 2000, and 1.27 percent for 1999. The return on average equity was 13.05 percent, 12.01 percent, and 12.08 percent, respectively. During 2000, the Company incurred approximately $150,000 in merger costs on the Fairfield acquisition, and expensed an additional $350,000 to increase the loan loss reserve due to the Fairfield merger. Additional overhead costs have been incurred for the periods shown for the establishment of a more extensive branch network and increased technology costs associated with relocating a multi-bank data processing center.

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of earnings for the Company. SNB's average net interest rate margin, on a taxable equivalent basis, was 4.23 percent in 2001, 4.79 percent in 2000, and 5.21 percent in 1999. The trend of decline reflects the falling interest rate environment, competitive pricing for loans and deposits in SNB's local markets, and changes in the mix of the loan and deposit portfolios. Net interest income before tax equivalency adjustments in 2001 amounted to $17,022,234, up 22.2 percent from $13,928,611 in 2000. The 2000 net interest income was up 16.3 percent from $11,975,079 posted in 1999.

The following table presents interest income, adjusted to a tax equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.
TABLE 10
NET INTEREST INCOME
(In Thousands)	Years Ended December 31
	2001	2000	1999
Interest Income	$33,609	$27,040	$20,403
Taxable Equivalent Adjustment	198	234	199
Interest Income (1)	33,807	27,274	20,601
Interest Expense	16,586	13,111	8,428
Net Interest Income (1)	$17,221	$14,163	$12,174

	Years Ended December 31
	2001	2000	1999
	(As a % of Average Earning Assets)
Interest Income (1)	8.30%	9.22%	8.82%
Interest Expense	4.07%	4.43%	3.61%
Net Interest Rate Margin (1)	4.23%	4.79%	5.21%

  Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.

Part II (Continued)

Item 7 (Continued)

2001 Compared to 2000

Tax equivalent net interest income increased by $3,057,000 from 2000 to 2001, spurred mainly by strong growth trends in the loan portfolio. The average net interest margin declined by 56 basis points, from 4.79 percent in 2000 to 4.23 percent in 2001. The prime loan rate posted an unprecedented 475 basis point drop in eleven decreases over the course of 2001, from 9.50 percent at the beginning of the year to 4.75 percent by year-end. Average yields on SNB's loan portfolio declined by a more modest 118 basis points, from 9.75 percent in 2000 to 8.57 percent in 2001. However, average loan balances for 2001 increased by $113.3 million, or 46.0 percent over 2000. The primary growth came in real estate construction loans, commercial loans, and balances in mortgage loans held for sale. The acquisition of the Fairfield mortgage subsidiary in July 2000 added a strong lending team in production offices in lucrative loan markets throughout the state of Georgia. Lending activity at the two subsidiary banks continued to be strong as well. A favorable declining interest rate environment encouraged new construction projects and heavy volumes of refinancing activity to further enhance production in 2001. These trends have started to slow in pace as interest rates appear to be approaching their lows for the current cycle. Mortgage lending is very cyclical in nature and reliant on mortgage interest rates. If rates start to rise in 2002, management anticipates some curtailment of the rate of loan growth in 2002. Yields on the investment portfolio decreased 28 basis points from 6.66 percent to 6.38 percent, and the average balances invested in bonds remained relatively flat from 2000 to 2001, increasing only $1.1 million, or 2.7 percent. The overall yield on earning assets on a tax equivalent basis for 2001 was 8.30 percent, a decrease of 92 basis points from 9.22 percent in 2000.

On the liability funding side of the balance sheet, the overall cost of interest-bearing funds averaged 4.84 percent in 2001, down 52 basis points from 5.36 percent in 2000. Deposits continue to be our primary funding source. Average interest rates on all interest-bearing deposits for 2001 were 4.93 percent, a 25 basis point drop from 5.18 percent for 2000. Deposit balances increased on average by $78.1 million, or 30.4 percent from 2000 to 2001. A portion of this increase came from noncore brokered certificates of deposit of $100,000 or more, but local core deposit growth was strong as well. A faltering stock market, combined with terrorist attacks in September 2001, encouraged many consumer and business depositors to seek the safety of the banking system. Balances continued to grow in spite of the declining rate environment.

Reliance on alternate noncore funding sources became more prevalent in 2001 as management sought ways to meet liquidity demands for lending activities. Average balances in various borrowed funds rose from $33.4 million in 2000 to $63.8 million in 2001. Rates on external borrowings became more attractive, averaging 4.43 percent in 2001 versus 6.48 percent in 2000. The funding mix in 2000 averaged 88.5 percent from deposits and 11.5 percent from borrowed money. This mix changed in 2001 to be 84.0 percent from deposits and 16.0 percent from external borrowings.

Part II (Continued)

Item 7 (Continued)

2000 Compared to 1999

Tax equivalent net interest income increased by $1,989,000 from 1999 to 2000. This increase in absolute dollars of margin in 2000 was driven by strong balance sheet growth. The average margin yield declined by 42 basis points, from 5.21 percent in 1999 to 4.79 percent in 2000. Over the course of 2000, the prime lending rate increased by 100 basis points, from 8.50 percent to 9.50 percent by year-end. Management was able to improve loan yields by 38 basis points in spite of intense local competition on loan pricing. Yields on the investment portfolio were also improved by 30 basis points through repricing and purchases at current market rates. However, the margin was negatively impacted by an increase in the overall cost of funds of 84 basis points for the year. Management resorted to higher balances in more costly borrowed funds to support strong loan growth, and deposits repriced rapidly at higher market rates during the year.

Balances in average interest-earning assets rose by 26.8 percent in 2000 over 1999. Growth in higher yielding loan balances accounted for most of the increase. Average loan balances increased 28.6 percent and represented 77.1 percent of the average balance sheet in 2000, up from 75.1 percent of the average balance sheet in 1999. Investment securities, on the other hand, declined from 14.7 percent to 13.3 percent of the average balance sheet. The overall yield on average interest-earning assets, on a taxable equivalent basis, increased by 40 basis points from 8.82 percent in 1999 to 9.22 percent in 2000.

At the same time, the overall average cost of interest-bearing liabilities has increased by 84 basis points, from 4.52 percent in 1999 to 5.36 percent in 2000. Most deposit rates increased in 2000 over 1999, due to increases in general market rates and strong competition for deposits. Average deposit balances also grew, increasing 18.8 percent in 2000 over 1999. This growth is attributed to aggressive marketing in a period of flux for area super regional competition, growing consumer business due to the convenience of a larger branch network, increases in business deposit relationships from larger commercial credit lines, and Fairfield cross-selling synergies. With the increased liquidity needs brought on by strong loan demand and the increased mortgage activity, average balances from other borrowing sources increased by $8.7 million in 1999 to $33.4 million in 2000. Rates paid on these borrowings increased as well, from 4.77 percent in 1999 to 6.48 percent in 2000.

Part II (Continued)

Item 7 (Continued)

The table on this and the following page summarizes average balance sheets, interest and yield information on a taxable equivalent basis for the years ended December 31, 2001, 2000, and 1999.
TABLE 11
AVERAGE BALANCE SHEETS, INTEREST AND YIELDS
(Tax equivalent basis, in thousands)

	Year Ended December 31, 2001			Year Ended December 31, 2000				Year Ended December 31, 1999
	Average		Yield/	Average		Yield/		Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS:
Loans, Net of Unearned Income (a) (b)
Taxable	$341,995	$29,721	8.69%	$244,177	$23,871	9.78%		$189,306	$17,826	9.42%
Tax Exempt (c)	0	0	0.00	0	0	0.00		0	0	0.00
Loans Held for Sale	17,878	1,134	6.34	2,365	177	7.47		2,462	168	6.83
Net Loans	359,873	30,855	8.57	246,542	24,048	9.75		191,768	17,994	9.38
Investment Securities (d)
Taxable	35,708	2,196	6.15	33,312	2,138	6.42		29,867	1,799	6.02
Tax Exempt (c)	7,846	582	7.41	9,116	689	7.55		7,640	586	7.67
Total Investment Securities	43,554	2,778	6.38	42,428	2,827	6.66		37,507	2,385	6.36
Interest Earning Deposits	972	30	3.10	967	28	2.91		20	5	23.67
Federal Funds Sold	2,845	144	5.05	6,031	371	6.15		4,204	218	5.19

Total Interest Earning Assets	407,244	$33,807	8.30%	295,968	$27,274	9.22%	%	233,499	$20,602	8.82%
Nonearning Assets	28,670			23,824				21,912

Total Assets	$435,914			$319,792				$255,411

Part II (Continued)

Item 7 (Continued)
TABLE 11 - Continued	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY

	Average		Yield/	Average		Yield/	Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance
Interest Bearing Demand Deposits	$ 30,338	$ 383	1.26%	$ 21,148	$ 262	1.24%	$ 19,456
Money Market Accounts	35,167	1,085	3.09	33,332	1,402	4.21	32,151
Savings Deposits	7,207	87	1.21	6,444	112	1.74	6,465
Time Deposits of $100,000 or More	66,384	4,173	6.29	32,177	1,994	6.20	26,525
Other Time Deposits	139,805	8,031	5.74	118,115	7,178	6.08	93,182
Total Interest Bearing Deposits	278,901	13,759	4.93	211,216	10,948	5.18	177,779
Federal Funds Purchased and
Repurchase Agreements Sold	10,498	381	3.63	7,278	443	6.08	4,518
Demand Note U.S. Treasury	972	28	2.83	849	41	4.84	676
Other Borrowed Money and FHLB	52,270	2,407	4.61	25,158	1,660	6.60	3,340
Capital Leases and Mortgage Debt	50	11	22.28	105	19	17.89	159
Total Interest Bearing Liabilities	342,691	16,586	4.84	244,606	13,111	5.36	186,472

Noninterest Bearing Demand Deposits	55,960			45,518			39,414
Other Liabilities	3,982			698			2,663
Stockholders' Equity	33,281			28,969			26,862
Total Liabilities and Stockholders' Equity	$435,914			$319,791			$255,411
Interest Rate Spread			3.46%			3.86%
Net Interest Income			$17,221	$14,163			$12,174
Net Interest Margin			4.23%			4.79%
Notes to Table of Average Balance Sheets, Interest and Yields
(a) Interest income includes loan fees as follows (in thousands): 2001-$1,307; 2000-$1,045; 1999-$908.
(b) Average loans are shown net of unearned income. Nonaccrual loans are included.

(c) Reflects taxable equivalent adjustments using the statutory income tax rate of 34% in adjusting interest on tax-exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to $198 for 2001, $234 for 2000, and $199 for 1999 (in thousands)

(d) Investment securities are stated at amortized or accreted cost.

Part II (Continued)

Item 7 (Continued)

The following tables provide a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 2001 compared to the year 2000 and for the year 2000 compared to the year 1999.
TABLE 12
RATE / VOLUME ANALYSIS
(In thousands)	For the Years Ended December 31
	2001 Compared to 2000			2000 Compared to 1999
	Change Due To (a)			Change Due To (a)
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
INTEREST EARNED ON
Taxable Loans, Net	$9,563	$(3,714)	$5,849	$5,167	$ 879	$6,046
Tax-Exempt Loans (b)	0	0	0	0	0	0
Loans Held for Sale	1,158	(201)	957	(7)	15	8
Taxable Investment Securities	154	(96)	58	207	132	339
Tax-Exempt Investment Securities (b)	(96)	(11)	(107)	113	(10)	103
Interest-Earning Deposits	0	2	2	224	(201)	23
Federal-Funds Sold	(196)	(31)	(227)	95	58	153

Total Interest Income	10,583	(4,051)	6,532	5,799	873	6,672

INTEREST PAID ON
Interest-Bearing Demand Deposits	114	7	121	18	43	61
Money Market Accounts	77	(394)	(317)	43	184	227
Savings Deposits	13	(38)	(25)	0	(11)	(11)
Time Deposits of $100,000 or More	2,120	59	2,179	318	186	504
Other Time Deposits	1,318	(465)	853	1,344	812	2,156
Federal Funds Purchased
and Repurchase Agreements Sold	196	(258)	(62)	130	100	230
Demand Note U.S. Treasury	6	(19)	(13)	5	15	20
Other Borrowed Money-FHLB	1,789	(1,042)	747	1,091	402	1,493
Capital Leases and Mortgage Debt	(10)	2	(8)	(5)	10	5

Total Interest Expense	5,623	(2,148)	3,475	2,944	1,741	4,685

Net Interest Income	$4,960	($1,903)	$3,057	$2,855	($868)	$1,987

(a) The change in interest due to both rate and volume has been allocated to the rate component.
(b) Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax-exempt investment securities to a fully taxable basis.

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

The year 2001 saw one of the most unique interest rate environments in history. During this period of recessionary pressures and rapidly falling interest rates, management had to adapt its strategies for growth, pricing and funding to minimize the negative impact on the net interest margin. As loan balances repriced to the new rates, funding sources (deposits and borrowings) had to be structured to reprice in like fashion. Core deposit balances had to be supplemented with other noncore borrowing sources. The Company experienced net interest margin compression, as did many community-banking companies across the nation.

One tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate sensitive assets and liabilities over various time horizons. Additionally, simulation modeling is used to estimate the impact on net interest income of overall repricing at various levels of increase or decrease in current market interest rates over a range of plus or minus 300 basis points over a 12-month shift horizon. At December 31, 2001, the Company estimates through simulation modeling that net interest income would increase by $2,682,928 if interest rates increased by 300 basis points. This improvement would have amounted to 15.8 percent of the Company's net interest income in 2001. In the case of a 300 basis point decline in interest rates, net interest income would increase by $1,637,506, which would have produced a 9.6 percent improvement in 2001 net interest income.

The following table reflects the gap positions of SNB's consolidated balance sheet as of December 31, 2001 and 2000 at various repricing intervals. This gap analysis indicates that SNB's repricing abilities showed liability sensitivity over a one-year time horizon at December 31, 2001 and December 31, 2000, with negative cumulative one-year gaps of (10.2 percent) at 2001 year-end and (23.0 percent) at 2000 year-end. The Company's cumulative rate sensitive assets as a percentage of cumulative rate sensitive liabilities over a one-year time horizon were 82.7 percent at December 31, 2001, and 66.4 percent at December 31, 2000. The projected deposit repricing volumes reflect adjustments based on management's assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that these adjustments allow for a more accurate profile of SNB's interest rate risk position. Management is of the opinion that the current degree of interest rate risk is acceptable in the current interest rate environment.

Part II (Continued)

Item 7 (Continued)
TABLE 13
INTEREST RATE SENSITIVITY
(In Thousands)	December 31, 2001
		Over 3	Over 1 year
	0 up to 3	up to 12	up to	Over 5
Amounts Maturing or Repricing	months	months	5 years	years
Investment Securities (a)	$ 10,087	$ 2,974	$ 17,146	$19,917
Loans, Net of Unearned Income (b)	81,637	133,706	171,358	29,672
Other Earning Assets	1	0	0	0
Interest-Sensitive Assets	91,725	136,680	188,504	49,589
Deposits	134,829	87,789	81,239	0
Other Borrowings	12,562	40,856	27,000	10,000
Interest-Sensitive Liabilities	147,391	128,645	108,239	10,000

Interest-Sensitivity Gap	$(55,666)	$8,035	$80,265	$39,589
Cumulative Interest-Sensitivity Gap	$(55,666)	$ (47,631)	$32,634	$72,223
Cumulative Interest Sensitivity Gap as a Percentage
of Total Interest-Sensitive Assets	(11.9%)	(10.2%)	7.0%	15.5%
Cumulative Interest-Sensitive Assets as a Percentage
of Cumulative Interest-Sensitive Liabilities	62.2%	82.7%	108.5%	118.3%

	December 31, 2000
Amounts Maturing or Repricing
Investment Securities (a)	$ 7,886	$ 2,415	$ 18,027	$ 22,874
Loans, Net of Unearned Income (b)	57,304	97,491	131,519	30,767
Other Earning Assets	4,431	0	0	0
Interest-Sensitive Assets	69,621	99,906	149,546	53,641
Deposits	77,147	127,562	41,387	0
Other Borrowings	32,679	18,000	5,000	8,378
Interest-Sensitive Liabilities	109,826	145,562	46,387	8,378

Interest-Sensitivity Gap	($40,205)	($45,656)	$103,159	$45,263
Cumulative Interest-Sensitivity Gap	($40,205)	($85,861)	$ 17,298	$62,561
Cumulative Interest-Sensitivity Gap as a Percentage
of Total Interest-Sensitive Assets	(10.8%)	(23.0%)	4.6%	16.8%
Cumulative Interest-Sensitive Assets as a Percentage
of Cumulative Interest-Sensitive Liabilities	63.4%	66.4%	105.7%	120.2%

(a) Excludes the effect of SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, consisting of a net unrealized gain of $1,015 in 2001 and a net unrealized loss of $27 in 2001.
(b) Includes loans held for sale. Nonaccrual loans are excluded.

Part II (Continued)

Item 7 (Continued)

Provision for Loan Losses

The general nature of lending results in periodic charge offs, in spite of SNB's continuous loan review process, credit standards, and internal controls. During 2001, The Company also factored in assessments of the economic downturn's effect on the cash flow of some of its borrowers. Amounts of net loans charged off during 2001 and 2000, although higher than the Company's recent history, are reasonable by industry standards. SNB incurred net charge offs of $815,725 during 2001, compared to $616,650 during 2000 and $479,198 in 1999. SNB expensed $1,911,929 in 2001, $1,292,006 in 2000, and $736,125 in 1999 for loan loss provisions. The reserve for loan losses on December 31, 2001 stood at 0.98% of outstanding net loans and loans held for sale, compared to 0.94% and 1.12% at December 31, 2000 and 1999.

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

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the reserve including current economic conditions, loan loss experience, regulatory guidelines and current levels of nonperforming loans. Management believes that the $4,098,740 balance in the reserve for loan losses at December 31, 2001, and the $3,002,536 balance in the reserve for loan losses at December 31, 2000 were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

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

Part II (Continued)

Item 7 (Continued)

TABLE 14
RESERVE FOR LOAN LOSSES		Years Ended December 31
(In Thousands)	2001	2000	1999	1998	1997

Reserve for Loan Losses at
Beginning of Period	$3,003	$2,327	$2,070	$1,861	$1,759
Loans Charged Off During the Period
Commercial, Financial and Agricultural	299	109	131	35	295
Real Estate-Construction	0	0	0	58	0
Real Estate-Mortgage	119	0	25	200	150
Loans to Individuals	457	576	431	204	243
Total Loans Charged Off	875	685	587	497	688

Recoveries During the Period of Loans
Previously Charged Off
Commercial, Financial and Agricultural	13	2	49	36	205
Real Estate-Construction	0	0	0	0	0
Real Estate-Mortgage	0	0	5	3	9
Loans to Individuals	46	67	54	31	71
Total Loans Recovered	59	69	108	70	285
Net Loans Charged Off During the Period	816	616	479	427	403

Additions to Reserve-Provision Expense	1,912	1,292	736	636	505

Reserve for Loan Losses at End of Period	$4,099	$3,003	$2,327	$2,070	$1,861

Reserve for Loan Losses to Period End Net Loans	0.98%	0.94%	1.12%	1.16%	1.28%

Ratio of Net Loans Charged Off During the Period to
Average Net Loans Outstanding During the Period	0.23%	0.25%	0.25%	0.27%	0.30%

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

Part II (Continued)

Item 7 (Continued)
TABLE 15
ALLOCATION OF RESERVE FOR LOAN LOSSES
(In Thousands)
					December 31
	2001		2000		1999		1998		1997
Balance at End of Period	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *
Applicable To
Commercial, Financial
and Agricultural	$ 689	11%	$ 495	14%	$ 332	21%	$ 279	21%	$ 265	24%
Real Estate-Construction	623	32%	315	20%	157	8%	124	10%	98	5%
Real Estate-Mortgage	1,312	52%	901	59%	733	63%	776	59%	726	61%
Loans to Individuals	656	5%	541	7%	524	8%	373	10%	307	10%
Unallocated	820	-	751	-	581	-	518	-	465	-
Total Reserve for Loan Losses	$4,099	100%	$3,003	100%	$2,327	100%	$2,070	100%	$1,861	100%

* Loan balance in each category expressed as a percentage of total end of period loans.

Asset Quality

Nonperforming assets consist of nonaccrual loans, loans restructured due to debtors' financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and real estate acquired through foreclosure and repossession. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Loans, whether secured or unsecured, are generally placed on nonaccrual status when principal and/or interest is 90 days or more past due, or sooner if it is known or expected that the collection of all principal and/or interest is unlikely. Any loan past due 90 days or more, if not classified as nonaccrual based on a determination of collectibility, is classified as a past due loan. Other real estate is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at December 31, 2001 amounted to $5,933,000, or 1.2 percent of total assets. This compares to $2,202,000 in nonperforming assets at December 31, 2000, which represented 0.54 percent of total assets. Nonperforming assets at December 31, 1999 were $1,431,000, or 0.50 percent of total assets.