Form 10-Q
period 2002-03-31
SNB BANCSHARES INC
filed 2002-05-14
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended		March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from	_________	To ___________

Commission File Number	33-80076

SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)

GEORGIA		58-2107916
State or Other Jurisdiction of Incorporation or Organization		(I.R.S. Employer Identification Number)

2918 RIVERSIDE DRIVE, MACON, GEORGIA 31204
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number		(478) 722-6200

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

3,388,067 Shares of $1.00 par value common stock as of March 31, 2002

SNB BANCSHARES, INC. AND SUBSIDIARIES

INDEX

		Page Number

PART I	Financial Information

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements	5

	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk	12 20

PART II	Other Information

	ITEM 1 Legal Proceedings	22

	ITEM 2 Changes in Securities	22

	ITEM 3 Defaults Upon Senior Securities	22

	ITEM 4 Submission of Matters to a Vote of Security Holders	22

	ITEM 5 Other Information	22

	ITEM 6 Exhibits and Reports on Form 8-K	23

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS

	March 31, 2002 (Unaudited)	December 31, 2001

Cash and Due from Banks	$ 15,623	$ 18,309

Federal Funds Sold	8,150	1

Investments Securities	39,770	47,508

Federal Home Loan Bank Stock, at Cost	2,950	3,533

Loans	391,705	415,207

Premises and Equipment	12,344	11,508

Other Real Estate	2,932	2,705

Other Assets	7,546	5,990

Total Assets	$481,020	$504,761

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$384,767	$375,065

Demand Notes to U.S. Treasury	1,300	247

Other Borrowed Money	54,744	90,171

Other Liabilities	4,340	4,501

Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,388,067 and 3,372,969 Shares, Respectively	3,388	3,373
Paid-In Capital	13,186	12,967
Retained Earnings	18,890	17,831
Accumulated Other Comprehensive Income, Net of Tax	405	606

	35,869	34,777

Total Liabilities and Stockholders' Equity	$481,020	$504,761

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2002	2001
Interest Income
Loans, Including Fees	$ 7,350	$ 7,562
Federal Funds Sold	36	90
Investment Securities	582	711
Other	7	5

	7,975	8,368
Interest Expense
Deposits	2,581	3,794
Federal Funds Purchased	18	59
Demand Notes Issued to the U.S. Treasury	3	10
FHLB Loans	442	605
Repurchase Agreements	22	51
Other	75	55

	3,141	4,574

Net Interest Income	4,834	3,794

Provision for Loan Losses	540	429

Net Interest Income After Provision for Loan Losses	4,294	3,365

Noninterest Income
Service Charges on Deposits	718	541
Other Service Charges, Commissions and Fees	109	108
Securities Gains	134	1
Mortgage Origination Fees	2,053	1,698
Other	115	206

	3,129	2,554
Noninterest Expense
Salaries and Employee Benefits	3,225	2,749
Occupancy and Equipment	598	560
Office Supplies and Printing	142	99
Telephone Expense	165	136
Other	1,266	959

	5,396	4,503

Income Before Income Taxes	2,027	1,416

Income Taxes	698	518

Net Income	$ 1,329	$ 898

Basic Earnings Per Share	$ 0.39	$ 0.27

Diluted Earnings Per Share	$ 0.39	$ 0.27

Weighted Average Common Shares Outstanding	3,375,989	3,372,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2002	2001

Net Income	$1,329	$ 898

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	(201)	338

Comprehensive Income	$1,128	$1,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2002	2001

Cash Provided by Operations	$ 491	$ 2,452

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(8,222)	(10,787)
Sale of Securities Available for Sale	2,556	5,112
Maturities of Securities Available for Sale	3,490	12,403
Maturities of Securities Held to Maturity	9,711	-
Sale (Purchase) of Federal Home Loan Bank Stock	583	-
Net Loans Made to Customers	22,642	(36,033)
Purchase of Premises and Equipment, Net	(1,080)	(224)
Proceeds from Sale of Other Real Estate	-	78

	29,680	(29,451)

Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(7,110)	(6,395)
Net Increase in Interest-Bearing Deposits	16,812	30,356
Repayment of Federal Funds Purchased and Repurchase Agreements	(4,499)	(1,690)
Proceeds From (Repayment of) Demand Note to the U.S. Treasury	1,053	(431)
Proceeds From (Principal Payments on) Other Borrowed Money	(30,928)	(1,936)
Dividends Paid	(270)	(236)
Issuance of Common Stock	234	-

	(24,708)	19,668

Net Increase (Decrease) in Cash and Cash Equivalents	5,463	(7,331)

Cash and Cash Equivalents, Beginning	18,310	27,568

Cash and Cash Equivalents, Ending	$ 23,773	$20,237

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 113, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria is met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for certain entities that apply Statement 133. Management does anticipate that the derivative statements will have a material effect, if any, on the financial position and results of operations of SNB.

During the second quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Accounting for Start-up Costs. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires start-up costs to be expensed as incurred. The adoption of the statement had no impact on SNB's financial position or results of operations.

On July 20, 2001 the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This Statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Banks are required to adopt the provisions of SFAS No. 142 effective January 1, 2002. It is anticipated that the adoption of SFAS No. 142 will not have a material effect on the Company's financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of SNB Bancshares, Inc. considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the year ended March 31, 2002, includes approximately $2,000,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of March 31, 2002 are comprised of the following:

($ in Thousands)

Commercial	$ 40,091
Real Estate-Construction	141,374
Real Estate-Other	193,139
Installment Loans to Individuals for Personal Expenditures	19,555
All Other	2,295

396,454
Allowance for Loan Losses	(4,471)
Unearned Interest and Fees	(278)

$391,705

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three months ended March 31, 2002 under the requirements of SFAS 128:
Three Months Ended March 31, 2002

Basic Earnings Per Share
Net Income Per Common Share	$0.39
Weighted Average Common Shares	3,375,989

Diluted Earnings Per Share
Net Income Per Common Share	$0.39
Weighted Average Common Shares	3,391,869

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $14.0843 for the three-month period. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the three months ended March 31:

	($ in Thousands)

	2002	2001

Allowance for Loan Losses, January 1	$4,099	$3,003

Charge-Offs
Commercial, Financial and Agricultural	55	91
Real Estate - Mortgage	69	-
Consumer	96	85

	220	176

Recoveries
Commercial, Financial and Agricultural	24	-
Real Estate - Mortgage	-	-
Consumer	29	18

	53	18

Net Charge-Offs	(167)	(158)

Provision for Loan Losses	540	429

Allowance for Loan Losses, March 31	$4,472	$3,274

Ratio of Net Charge-Offs to Average Loans	(0.04)%	(0.05)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of March 31, 2002 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 2,292	$ 62	$ (8)	$ 2,346
U.S. Government Agencies
Mortgage Backed	22,397	239	(49)	22,587
Other	6,302	238	(1)	6,539
State, County and Municipal	6,384	158	(23)	6,519

	$37,375	$697	$(81)	$37,991
Securities Held to Maturity

State, County and Municipal	$ 1,779	$ 74	$ -	$ 1,853

Unrealized holding gains, net of tax, on securities available for sale in the amount of $405,000 have been charged to stockholders' equity as of March 31, 2002.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of March 31, 2002:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.99 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities Are Pledged as Collateral for the FHLB Advances Outstanding.	$39,000

$14,000,000 Line-of-Credit with The Bankers Bank, Maturing on January 1, 2013. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by SNB Bancshares, Inc. in Security Bank of Bibb County and Security Bank of Houston County.	7,000

Securities Sold Under Agreement to Repurchase	8,744

Total Other Borrowed Money	$54,744

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	Amount

2002	$ 2,000
2003	20,000
2004	7,700
2005	700
Thereafter	15,600

Total	$46,000

(7) Deposits

Components of deposits as of March 31, 2002 are as follows:

$ in Thousands

Demand	$ 64,099
Interest-Bearing Demand	34,002
Savings	50,484
Time, $100,000 and Over	91,700
Other Time	144,482

$384,767

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of March 31, 2002, SNB had $45,717,000 in brokered deposits compared to $34,947,000 at December 31, 2001.

(8) Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which authorizes 81,250 shares to be granted to certain officers and key employees. In May 1996, the board of directors granted key officers the right to purchase 81,250 shares of common stock at the date of the option grant. The options were granted at the price of $9.00 per share. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year.

In 1999, the board of directors of SNB Bancshares, Inc. adopted another incentive stock option plan which authorizes 125,000 shares to be granted to certain officers and key employees. Those officers and key employees are granted the right to purchase shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and an additional 10,000 options were granted at $17.94 per share in September 1999.

An additional 25,500 options were granted at $13.00 per share in August 2000 under this same plan. The terms of the 1999 incentive stock option are essentially the same as of 1996 incentive stock option plan.

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Stockholders' Equity

A summary of option transactions for the three months ended March 31, 2002 follows:

Incentive Stock Options

Granted	190,250
Canceled	22,750
Exercised	-

Outstanding, March 31, 2002	167,500

Eligible to be Exercised, March 31, 2002	99,400

The Company is required to maintain minimum amounts of capital to total risk weighted assets, as defined by the banking regulations. As of March 31, 2002, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of March 31, 2002 are as follows:

	Actual	Minimum

Tier 1 Capital Ratio	7.44%	4.00%
Total Capital Ratio	8.50%	8.00%
Leverage Ratio	6.50%	4.00%

(9) Noncash Financing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2002	2001

Acquisition of Real Estate through Loan Foreclosure	$320,000	$ -

(10) Other Comprehensive Income

For the three months ended March 31, 2002, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Loss Arising During Year	$(170)	$ (58)	$(112)
Reclassification Adjustment	(134)	(45)	(89)

Net Unrealized Gain	$(304)	$(103)	$(201)

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

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2001 will equate to 60 percent of Fairfield Financial Services, Inc.'s earnings for the year. Stock payments for 2001 will be based on 40 percent of 2001 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2002 as a result of 2001 earnings is a combination of cash and stock totaling approximately $1 million.

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 2002 and 2001. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

PART I, ITEM 2 (CONTINUED)

Financial Information (Continued)

Overview

SNB is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank )("SB-Bibb") under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SNB. SB-Bibb has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization.

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates six full service banking offices and one limited service office in Macon, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

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

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties. As of March 31, 2001, SNB had 231 employees on a full-time equivalent basis.

SNB's net income for the three-month period ended March 31, 2002 was $1,329,000 or $0.39 diluted earnings per share compared to $898,000 or $0.27 in the same three-month period of the preceding year. The increase in net income for the three months ended March 31, 2002 primarily relates to SNB repricing deposits at lower rates as a result of the declining interest rate environment during 2001.

PART I, ITEM 2 (CONTINUED)

Financial Information (Continued)

Overview (Continued)

SNB recorded an annualized return on average assets 1.08 percent for the three-month period ended March 31, 2002 compared to 0.90 percent for the same period in 2001. Return on average equity of 15.03 percent was recorded for the three-month period ended March 31, 2002, compared to 11.46 percent for the same period in 2001.

At March 31, 2002, SNB had total assets of $481 million compared to $505 million at December 31, 2001. At March 31, 2001, SNB had total assets of $432 million compared to $410 million at December 31, 2000. Total interest-earning assets decreased $27 million or 5.76 percent to $440 million at March 31, 2002 from $467 million at December 31, 2002. The decrease is due to a reduction in loans held for sale of $29 million.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $2.7 million or 14.67 percent to $15.6 million at March 31, 2002 from $18.3 million at December 31, 2001. Federal funds sold increased by $8.1 million to $8.2 million at March 31, 2002 from $0.1 million at December 31, 2001. The sources of these increases are most evident in the analysis of SNB's cash flows from investing activities, which reports cash inflows of $29.7 million.

Investment Securities

Investment securities have decreased $7.7 million or 16.29 percent since December 31, 2001 when investment securities totaled $47.5 million. As of March 31, 2002, investment securities were $39.8 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. SNB's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $384.6 million at March 31, 2002, an increase of $6.3 million or 1.67 percent from $378.3 million at December 31, 2001. As a result of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, SNB continues to experience growth in the loan portfolio. Loans held for sale decreased $29.6 million from $41.2 million at December 31, 2001 to $11.6 million at March 31, 2002 resulting in an overall decrease in loans.

Nonperforming Assets

The Company's total nonperforming assets were $6.6 million or 1.38 percent of total assets at March 31, 2002 compared to $5.9 million or 1.18 percent at December 31, 2001. Nonperforming loans increased $698,000 or 11.76 percent from $5.9 million at December 31, 2001 to approximately $6.6 million at March 31, 2002. The amount of other real estate owned that was held by the Company on March 31, 2002 amounted to $2,932,000, an increase of $227,000 or 8.39 percent since December 31, 2001. The balance in Other Real Estate primarily consists of one individual loan for $2,584,000 offset by a valuation allowance of $231,000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents the Company's nonperforming assets as of March 31, 2002:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$3,101
Loans Past Due 90 Days or More and Still Accruing Interest	567
Restructured Loans not Included in the Above	31

Total Nonperforming Loans	3,699

Other Real Estate Owned	2,932

Total Nonperforming Assets	$6,631

Deposits

Deposits increased $9.7 million or 2.59 percent from $375.1 million at December 31, 2001 to $384.8 million at March 31, 2002. Interest-bearing deposits increased $16.8 million or 5.53 percent over the same time period. The increase in interest-bearing deposits is primarily attributed to the $10.8 million increase in brokered deposits during the quarter.

Other Borrowed Money

Other borrowed money amounted to $54.7 million as of March 31, 2002, a decrease of 39.36 percent since December 31, 2001 when other borrowed money totaled $90.2 million. Borrowings from the Federal Home Loan Bank (FHLB) totaled $39 million or 71.30 percent of total other borrowed money as of March 31, 2002. The decrease in borrowings from the FHLB is a direct result of the decrease in loans held for sale.

Equity

At March 31, 2002, total equity was $35.9 million or 7.46 percent of total assets compared to $34.8 million or 6.89 percent of total assets as of December 31, 2001. Total equity increased primarily due to the retention of net income during the period, net of dividends paid. However, the decrease in assets as well as the growth in equity during this period, resulted in an increase in equity ratios.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

SNB's net income increased 48 percent to $1,329,000 for the three months ended March 31, 2002, compared to $898,000 recorded in the comparable prior period. The increase in net income is primarily a result of the SNB repricing liabilities at substantial savings while holding loan pricing relatively stable.

Net Interest Income

The net interest margin of SNB which is net interest income divided by average-earning assets was 4.26 percent for the first three months of 2002 compared to 4.04 for the first three months of 2001. The increase in the net interest margin resulted primarily from the decrease in interest paid on deposits and borrowings.

Total interest income decreased to $0.4 million for the three-month period ended March 31, 2002 from $8.4 million during the comparable prior year period. The slight decrease is due to the repricing of some loans at lower rates offset by an increase in average loans.

Total interest expense decreased 31.33 percent for the three months ended March 31, 2002 compared to the prior period ended March 31, 2001. Again, this decrease was due to the favorable rate environment which allowed SNB to reprice interest-bearing liabilities at lower rates compared to the same period in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the three-month period ended March 31:

Average Balance Sheets
	Average Balance Three Months Ended March 31		Rate/Yield Three Months Ended March 31
	2002	2001	2002	2001
	($ in Thousands)
Interest-Earning Assets
Loans	$405,806	$327,471	7.24%	9.24%
Securities	42,045	45,016	6.01	6.76
Federal Funds Sold	8,816	6,179	1.63	5.83
Interest-Bearing Due From Banks	2,060	1,668	1.36	1.20

Total Interest-Earning Assets	$458,727	$380,334	7.00%	8.85%

Interest-Bearing Liabilities
Deposits	$316,189	$268,114	3.27%	5.66%
Borrowings	74,931	51,298	2.99	6.07

Total Interest-Bearing Liabilities	$391,120	$319,412	3.21%	5.73%

Interest Rate Spread			3.78%	3.13%

Net Interest Margin			4.26%	4.04%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)
Rate/Volume Analysis	Changes From 2001 to 2002 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$7,236	$(7,448)	$ (212)
Securities	(204)	75	(129)
Federal Funds Sold	154	(208)	(54)
Interest-Bearing Due From Banks	-	2	2

Total Interest Income	7,186	(7,579)	(393)

Interest Expense
Deposits	2,721	(3,934)	(1,213)
Borrowings	1,307	(1,525)	(218)

Total Interest Expense	4,028	(5,459)	(1,431)

Net Interest Income	$3,158	$(2,120)	$ 1,038

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 2002, the provision for loan losses totaled to $540,000 compared to $429,000 for the comparable prior period.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2002 totaled $3.1 million compared to $2.6 million for the comparable prior period. Mortgage origination fees for the three months ended March 31, 2002 totaled $2.1 million compared to $1.7 for the comparable prior period. This increase was a direct result of the impressive performance of Fairfield Financial.

Noninterest expenses increased $893,000 or 19.83 percent for the first quarter of 2002 over the same period in 2002. Fairfield salaries and employee benefits accounted for $313,000 of the increase in noninterest expense. The increase correlates with the increase in mortgage origination fees as the salaries are commission driven. Other noninterest expense increased over the same period in 2001 due to an increase in the valuation allowance on Other Real Estate of $92,000.

Income Taxes

Income tax expense totaled $698,000 for the three-month period ended March 31, 2002, compared to $518,000 for the comparable prior period. These amounts resulted in the effective tax rates of 34 percent for 2002 and 2001.

Liquidity and Capital Adequacy

Stockholders' equity increased to $35.9 million at March 31, 2002 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale totaled $405,000 at March 31, 2002. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at March 31, 2002, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 8.50 percent at March 31, 2002. The Company's Tier 1 risk-based capital ratio was 7.44 percent at March 31, 2002.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 6.50 percent at March 31, 2002.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: "well capitalized", "adequately capitalized," "under-capitalized," "significantly under-capitalized" and "critically under-capitalized." FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. Also, the institution may not be subject to any specific capital order or directive.

At March 31, 2002, both of SNB's subsidiary banks were in compliance with established guidelines.

Forward Looking Statements

Within these financial statements we have included certain forward looking statements concerning the future operations of the Company. It is management's desire to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward looking statements contained in our financial statements. We have used forward looking statements to describe the future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the forward looking statements, and undue reliance should not be placed on such statements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

SNB's financial performance is impacted by, among other factors, interest rate risk and credit risk. SNB does not use derivatives to mitigate credit risk, relying instead on a loan review process and the provision for loan losses. See Provision for Loan Losses herein.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

One tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of SNB's consolidated balance sheet as of March 31, 2002 at various pricing intervals.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
($ in thousands)	or Less	Months	1 Year	Years	Years	Total

Earning Assets
Interest-Bearing Due from Banks	$ 1,106		$ 1,106			$ 1,106
Federal Funds Sold	8,150		8,150			8,150
Investment Securities	743	$ 4,367	5,110	$ 14,440	$20,220	39,770
Loans, Net of Unearned Income	88,603	116,291	204,894	158,739	32,543	396,176
Total Interest-Earning Assets	98,602	120,658	219,260	173,179	52,763	445,202

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	34,002		34,002			34,002
Savings (1)	50,484		50,484			50,484
Time Deposits	50,323	132,963	183,286	52,896		236,182
Other Borrowed Money	8,744	5,500	14,244	24,900	15,600	54,744

Total Interest-Bearing Liabilities	143,553	138,463	282,016	77,796	15,600	375,412

Interest-Sensitivity Gap	(44,951)	(17,805)	(62,756)	95,383	37,163	$ 69,790

Cumulative Interest-Sensitivity Gap	$ (44,951)	$ (62,756)	$(62,756)	$ 32,627	$69,790

Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	(10.10)%	(4.00)%	(14.10)%	21.42%	8.35%

Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest-Earning Assets	(10.10)%	(14.10)%	(14.10)%	7.33%	15.68%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

PART II

Other Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-K Exhibit 99(a) footnote 23, filed with the Securities and Exchange Commission for the year ended December 31, 2001 (File No. 000-23261).

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

No reports on Form 8-K have been filed by the registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.

/s/H. AVERETT WALKER_______________________ H. Averett Walker President/Chief Executive Officer

Date:__05/13/02______________________

MICHAEL T. O'DILLON ___________ Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer

Date:__05/13/02______________________

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,376	$0.39	3,373	$0.27

Diluted
Average Shares Outstanding	3,376		3,373
Common Stock Equivalents	16		1

	3,392	$0.39	3,374	$0.27