Form 10-Q
period 2002-06-30
SNB BANCSHARES INC
filed 2002-08-14
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from	_________	to	_________
Commission File Number	33-80076
SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)
GEORGIA			58-2107916
State or Other Jurisdiction of Incorporation or Organization			(I.R.S. Employer Identification No.)
4219 FORSYTH ROAD, MACON, GEORGIA 31210
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number	(478) 722-6200

2918 RIVERSIDE DRIVE, MACON, GEORGIA 31204
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
3,388,067 Shares of $1.00 par value common stock as of June 30, 2002

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS
	June 30, 2002 (Unaudited)	December 31, 2001

Cash and Due from Banks	$ 18,467	$ 18,309
Federal Funds Sold	4,385	1
Investments Securities	40,908	47,508
Federal Home Loan Bank Stock, at Cost	3,200	3,533
Loans	421,333	415,207
Premises and Equipment	13,305	11,508
Other Real Estate	2,980	2,705
Other Assets	7,399	5,990
Total Assets	$511,977	$504,761
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$399,391	$375,065
Demand Notes to U.S. Treasury	1,051	247
Other Borrowed Money	69,974	90,171
Other Liabilities	4,262	4,501
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,388,067 and 3,372,969 shares, Respectively	3,388	3,373
Paid-In Capital	13,187	12,967
Retained Earnings	19,953	17,831
Accumulated Other Comprehensive Income, Net of Tax	771	606
	37,299	34,777
Total Liabilities and Stockholders' Equity	$511,977	$504,761

The accompanying notes are an integral part of these condensed consolidated balance sheets.

  1

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2002	2001
Interest Income
Loans, Including Fees	$ 7,482	$ 7,878
Federal Funds Sold	17	29
Investment Securities	585	650
Other	16	20
	8,100	8,577
Interest Expense
Deposits	2,504	3,660
Federal Funds Purchased	24	30
Demand Notes Issued to the U.S. Treasury	2	6
FHLB Loans	407	624
Repurchase Agreements	27	63
Other	79	75
	3,043	4,458
Net Interest Income	5,057	4,119
Provision for Loan Losses	510	415
Net Interest Income After Provision for Loan Losses	4,547	3,704
Noninterest Income
Service Charges on Deposits	781	575
Other Service Charges, Commissions and Fees	135	120
Securities Gains	-	47
Mortgage Origination Fees	1,872	1,545
Other	103	217
	2,891	2,504
Noninterest Expense
Salaries and Employee Benefits	3,194	2,684
Occupancy and Equipment	598	576
Data Processing	187	226
Marketing	207	153
Office Supplies and Printing	153	112
Telephone	154	136
Other	742	665
	5,235	4,552
Income Before Income Taxes	2,203	1,656
Income Taxes	834	604
Net Income	$ 1,369	$ 1,052
Basic Earnings Per Share	$ 0.41	$ 0.31
Diluted Earnings Per Share	$ 0.40	$ 0.31
Weighted Average Common Shares Outstanding	3,388,067	3,372,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)
	2002	2001
Net Income	$1,369	$1,052
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	366	(8)
Comprehensive Income	$1,735	$1,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2002	2001
Interest Income
Loans, Including Fees	$ 14,832	$ 15,440
Federal Funds Sold	53	119
Investment Securities	1,167	1,361
Other	23	25
	16,075	16,945
Interest Expense
Deposits	5,085	7,454
Federal Funds Purchased	42	89
Demand Notes Issued to the U.S. Treasury	5	16
FHLB Loans	849	1,229
Repurchase Agreements	49	114
Other	154	130
	6,184	9,032
Net Interest Income	9,891	7,913
Provision for Loan Losses	1,050	844
Net Interest Income After Provision for Loan Losses	8,841	7,069
Noninterest Income
Service Charges on Deposits	1,499	1,116
Other Service Charges, Commissions and Fees	244	228
Securities Gains	134	48
Mortgage Origination Fees	3,925	3,243
Other	218	390
	6,020	5,025
Noninterest Expense
Salaries and Employee Benefits	6,419	5,433
Occupancy and Equipment	1,196	1,136
Data Processing	331	419
Marketing	379	292
Office Supplies and Printing	295	211
Telephone	319	272
Other	1,692	1,259
	10,631	9,022
Income Before Income Taxes	4,230	3,072
Income Taxes	1,532	1,122
Net Income	$ 2,698	$ 1,950
Basic Earnings Per Share	$ 0.80	$ 0.58
Diluted Earnings Per Share	$ 0.78	$ 0.58
Weighted Average Common Shares Outstanding	3,382,061	3,372,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)
	2002	2001
Net Income	$2,698	$1,950
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	165	330
Comprehensive Income	$2,863	$2,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)
	2002	2001
Cash Flows From Operating Activities	$ 2,620	$ 4,182
Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(10,911)	(15,206)
Sale of Securities Available for Sale	2,556	5,570
Maturities of Securities Available for Sale	5,533	17,867
Maturities of Securities Held to Maturity	9,711	-
Sale (Purchase) of Federal Home Loan Bank Stock	333	-
Net Loans Made to Customers	(7,600)	(39,421)
Purchase of Premises and Equipment, Net	(2,292)	(1,422)
Proceeds from Sale of Other Real Estate	-	87
	(2,670)	(32,525)
Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(9,669)	(5,088)
Net Increase in Interest-Bearing Deposits	33,995	30,141
Proceeds From (Repayment of) Federal Funds Purchased and Repurchase Agreements	(6,658)	8,202
Proceeds From Demand Note to the U.S. Treasury	804	366
Principal Payments on Other Borrowed Money	(13,539)	(10,545)
Dividends Paid	(576)	(506)
Issuance of Common Stock	235	-
	4,592	22,570
Net Increase (Decrease) in Cash and Cash Equivalents	4,542	(5,773)
Cash and Cash Equivalents, Beginning	18,310	27,568
Cash and Cash Equivalents, Ending	$ 22,852	$ 21,795

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 113, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria is met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the statements of income, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for certain entities that apply Statement 133. The derivative statements have had no material effect on the financial position and results of operations of SNB.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

  Basis of Presentation (Continued)

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of SNB Bancshares, Inc. considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the year ended June 30, 2002, includes approximately $4,000,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of June 30, 2002 are comprised of the following:

($ in Thousands)
Commercial	$ 40,825
Real Estate-Construction	162,182
Real Estate-Other	202,984
Installment Loans to Individuals for Personal Expenditures	18,782
All Other	1,707
426,480
Allowance for Loan Losses	(4,858)
Unearned Interest and Fees	(289)
$421,333

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2002 under the requirements of SFAS 128:
	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Basic Earnings Per Share
Net Income Per Common Share	$ 0.41	$ 0.80
Weighted Average Common Shares	3,388,067	3,382,061
Diluted Earnings Per Share
Net Income Per Common Share	$ 0.40	$ 0.78
Weighted Average Common Shares	3,462,859	3,459,340

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $13.61 and $11.15 for the three- and six-month periods. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

SNB adopted the provisions of Statement of Financial Accounting Standards No. 142 as of January 1, 2002 and, accordingly, ceased amortization of goodwill. If net income for the three-month and six-month periods of 2001 were adjusted to exclude goodwill amortization, reported net income would be $1,069,000 and $1,983,000, respectively. There would be no effect on basic or diluted earnings per share.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:

	($ in Thousands)
	2002	2001
Allowance for Loan Losses, April 1	$4,472	$3,274
Charge-Offs
Commercial, Financial and Agricultural	48	41
Real Estate Mortgage	-	-
Consumer	100	82
	148	123
Recoveries
Commercial, Financial and Agricultural	12	-
Real Estate Mortgage	1	-
Consumer	11	4
	24	4
Net Charge-Offs	(124)	(119)
Provision for Loan Losses	510	415
Allowance for Loan Losses, June 30	$4,858	$3,570
Ratio of Net Charge-Offs to Average Loans	(0.03)%	(0.03)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:

	($ in Thousands)
	2002	2001
Allowance for Loan Losses, January 1	$4,099	$3,003
Charge-Offs
Commercial, Financial and Agricultural	103	132
Real Estate Mortgage	69	-
Consumer	196	167
	368	299
Recoveries
Commercial, Financial and Agricultural	36	-
Real Estate Mortgage	1	-
Consumer	40	22
	77	22
Net Charge-Offs	(291)	(277)
Provision for Loan Losses	1,050	844
Allowance for Loan Losses, June 30	$4,858	$3,570
Ratio of Net Charge-Offs to Average Loans	(0.07)%	(0.08)%

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

Investment securities as of June 30, 2002 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
U.S. Treasuries	$ 2,288	$ 76		$ 2,364
U.S. Government Agencies
Mortgage Backed	23,051	503		23,554
Other	6,304	352		6,656
State, County and Municipal	6,317	239	$(2)	6,554
	$37,960	$1,170	$(2)	$39,128
Securities Held to Maturity
State, County and Municipal	$ 1,780	$ 92	$ -	$ 1,872

Unrealized holding gains, net of tax, on securities available for sale in the amount of $771,000 have been charged to stockholders' equity as of June 30, 2002.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of June 30, 2002:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.88 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$47,000
Advances under the Warehouse Line with the FHLB have an interest rate of 2.15 percent. Loans held for sale are pledged as collateral for the Warehouse Line.	7,389
$14,000,000 Line-of-Credit with The Bankers Bank, Maturing on January 1, 2013. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by SNB Bancshares, Inc. in Security Bank of Bibb County and Security Bank of Houston County.	9,000
Securities Sold Under Agreement to Repurchase.	6,585
Total Other Borrowed Money	$69,974

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	($ in Thousands)
2002	$ 12,389
2003	25,000
2004	7,900
2005	900
Thereafter	17,200
Total	$ 63,389

(7) Deposits

Components of deposits as of June 30, 2002 are as follows:

($ in Thousands)
Demand	$ 63,854
Interest-Bearing Demand	35,885
Savings	49,934
Time, $100,000 and Over	85,680
Other Time	164,038
$399,391

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of June 30, 2002, SNB had $41,623,000 in brokered deposits compared to $34,947,000 at December 31, 2001.

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

In 1999, the board of directors of SNB Bancshares, Inc. adopted an additional incentive stock option plan which authorized the granting to certain officers and key employees rights to purchase 125,000 shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and 10,000 options were granted at $17.94 per share in September 1999. An additional 25,500 options were granted at $13.00 in August 2000 under the same plan. The terms of the 1999 incentive stock option plan are essentially the same as the 1996 incentive stock option plan.

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Stockholders' Equity (Continued)

During the first quarter of 2002, the board of directors of SNB Bancshares, Inc. adopted a performance based incentive stock option plan. Under this plan 105,000 options were granted in May 2002 at $19.51 per share. The vesting schedule for these options is two tiered. Options in the first tier are vested over three years based on a 12 percent increase in diluted earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the vested shares are doubled. Under the second tier, additional shares are vested for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of vesting for this plan is based on the Company's performance for 2001.

A summary of option transactions for the six months ended June 30, 2002 follows:
Incentive Stock Options
Outstanding, December 31, 2001	167,500
Granted	105,000
Canceled	-
Exercised	-
Outstanding, June 30, 2002	272,500
Eligible to be Exercised, June 30, 2002	124,818

The Banks are required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of June 30, 2002, the Banks are required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Banks' actual ratios as of June 30, 2002 are as follows:

	Security Bank of Bibb County	Security Bank of Houston County
	Actual	Actual	Minimum
Tier 1 Capital Ratio	9.17%	9.23%	4.00%
Total Capital Ratio	10.20	10.31	8.00
Leverage Ratio	6.34	8.02	4.00

(9) Noncash Financing Activities

Noncash investing activities for the six months ended June 30 are as follows:

	($ in Thousands)
	2002	2001
Acquisition of Real Estate through Loan Foreclosure	$424	$2,782

PART I, ITEM 1 (CONTINUED)

Financial Information

(10) Other Comprehensive Income

For the six months ended June 30, 2002, other comprehensive income is comprised of the following:
	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Gain Arising During Year	$ 385	$131	$254
Reclassification Adjustment	(134)	(45)	(89)
Net Unrealized Gain	$ 251	$ 86	$165

(11) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying financial statements since the date of acquisition. The initial purchase price approximated $1.4 million, which consists of approximately $1.0 million in cash and 32,345 shares of SNB Bancshares stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and has been amortized on the straight-line method over 10 years through December 31, 2001. As a result of the issuance of SFAS No. 142, the goodwill is no longer amortized but is reviewed annually for impairment.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2002 will equate to 50 percent of Fairfield Financial Services, Inc.'s earnings for the year. Stock payments for 2002 will be based on 50 percent of 2002 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2002 as a result of 2001 earnings is a combination of cash and stock totaling approximately $1 million.

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2002 and 2001. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates seven full service banking offices and one limited service office in Macon, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

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

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. ("Fairfield"). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville, Rincon and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

PART I, ITEM 2 (CONTINUED)

Financial Information

Overview (Continued)

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties. As of June 30, 2002, SNB had 243 employees on a full-time equivalent basis.

SNB's net income for the three-month and six-month periods ended June 30, 2002 was $1,369,000 or $0.40 diluted earnings per share and $2,698,000 or $0.78 diluted earnings per share respectively, compared to $1,052,000 or $0.31 and $1,950,000 or $0.58 in the same three-month and six-month periods of the preceding year. The increase in net income for the three months and six months ended June 30, 2002 primarily relates to SNB repricing deposits at lower rates as a result of the declining interest rate environment during 2001.

The Company recorded an annualized return on average assets of 1.08 percent for the six-month period ended June 30, 2002 compared to 0.94 percent for the same period in 2001. Return on average equity of 14.89 percent was recorded for the six-month period ended June 30, 2002, compared to 12.22 percent for the same period in 2001.

At June 30, 2002, the Company had total assets of $512 million compared to $505 million at December 31, 2001. At June 30, 2001, the Company had total assets of $436 million compared to $410 million at December 31, 2000. Total interest-earning assets increased $3.6 million or 0.78 percent to $470 million at June 30, 2002 from $466 million at December 31, 2001.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks increased approximately $0.2 million or 1.09 percent to $18.5 million at June 30, 2002 from $18.3 million at December 31, 2001. Federal funds sold increased to $4.4 million at June 30, 2002 from $1,000 at December 31, 2001. The sources of these increases are most evident in the analysis of the Company's cash flows from financing activities, which reports cash inflows of $4.6 million.

Investment Securities

Investment securities have decreased $6.6 million or 13.89 percent since December 31, 2001 when investment securities totaled $47.5 million. As of June 30, 2002, investment securities were $40.9 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company's investment in securities is largely centered in U.S. Government Agency securities.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Loans Receivable

Loans receivable, excluding loans held for sale, were $413.4 million at June 30, 2002, an increase of $35.1 million or 9.3 percent from $378.3 million at December 31, 2001. As a result of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, SNB continues to experience growth in the loan portfolio. The majority of new loans being funded are real estate loans including construction loans. Real estate construction loans have increased 27.2 percent from $134.9 million as of December 31, 2001 to $162.2 million as of June 30, 2002. Real estate secured loans, excluding construction loans, net of loans held for sale have increased as well, from $179 million as of December 31, 2001 to $189.9 million as of June 30, 2002, an increase of 6.09 percent. As of June 30, 2002, real estate secured loans comprised 85.6 percent of the Company's loan portfolio compared to 83.0 percent as of December 31, 2001. Loans held for sale decreased $28.1 million from $41.2 million at December 31, 2001 to $13.1 million at June 30, 2002 offsetting the $35.1 million increase in loans.

Nonperforming Assets

The Company's total nonperforming assets were $6.5 million or 1.27 percent of total assets at June 30, 2002 compared to $5.9 million or 1.18 percent at December 31, 2001. Nonperforming loans increased $303,000 or 9.4 percent from $3.2 million at December 31, 2001 to approximately $3.5 million at June 30, 2002. The amount of other real estate owned that was held by the Company on June 30, 2002 amounted to $3 million, an increase of $300,000 since December 31, 2001. Seventy-eight percent of the balance in other real estate relates to the foreclosure on one relationship.

The following table presents the Company's nonperforming assets as of June 30, 2002:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$2,559
Loans Past Due 90 Days or More and Still Accruing Interest	3
Restructured Loans not Included in the Above	969
Total Nonperforming Loans	3,531
Other Real Estate Owned	2,980
Total Nonperforming Assets	$6,511

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Deposits

Total deposits increased $24.3 million or 6.48 percent from $375.1 million at December 31, 2001 to $399.4 million at June 30, 2002. This increase is due to an increase in interest-bearing deposits of $31.7 million or 10.43 percent offset by a decrease in noninterest-bearing deposits of $7.4 million or 10.33 percent over the same time period. The increase in interest-bearing deposits is due to a $6.7 million increase in brokered deposits as well as a transfer of money from the stock market into safer investments by customers.

Other Borrowed Money

Other borrowed money amounted to $70 million as of June 30, 2002, a decrease of 22.39 percent since December 31, 2001 when other borrowed money totaled $90.2 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $54.4 million or 77.7 percent of total other borrowed money as of June 30, 2002. Management utilized the majority of these borrowings to fund additional loan requests.

Equity

At June 30, 2002, total equity was $37.3 million or 7.29 percent of total assets compared to $34.8 million or 6.89 percent of total assets as of December 31, 2001. Total equity increased primarily due to the retention of net income during the period, net of dividends paid. The growth in equity outpaced the growth in assets during this period, resulting in an increase in equity ratios.

Results of Operations

Net Income

The Company's net income increased 38.36 percent to $2,698,000 for the six months ended June 30, 2002, compared to $1,950,000 recorded in the comparable prior period. The increase in net income is primarily a result of SNB repricing liabilities at substantial savings while holding loan pricing relatively stable.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.33 percent for the six-month period ended June 30, 2002 compared to 4.10 percent for the same six-month period of the proceeding year. The increase in the net interest margin resulted primarily from the decrease in interest paid on deposits and other borrowed money.

Total interest income decreased to $8.1 million and $16.1 million for the three- and six-month periods ended June 30, 2002, respectively, from $8.6 million and $17.0 million during the comparable prior year periods, respectively. The decrease is largely due to the repricing of some loans at lower rates offset by an increase in average loans.

Total interest expense decreased 31.74 percent and 31.53 percent for the three and six months ended June 30, 2002, respectively, compared to the prior periods ended June 30, 2001. Again, this decrease was due to the favorable rate environment which allowed SNB to reprice interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the six-month periods ended June 30:

Average Balance Sheets
	Average Balance Six Months Ended June 30		Rate/Yield Six Months Ended June 30
	2001	2000	2001	2000
	($ in Thousands)
Interest-Earning Assets
Loans	$410,697	$341,334	7.22%	9.05%
Securities	43,156	44,273	5.88	6.59
Federal Funds Sold	6,095	4,172	1.74	5.71
Interest-Bearing Due From Banks	1,191	1,158	3.86	4.24
Total Interest-Earning Assets	$461,139	$390,937	7.02%	8.72%
Interest-Bearing Liabilities
Deposits	$321,660	$270,214	3.16%	5.52%
Borrowings	72,417	58,053	3.04	5.43
Total Interest-Bearing Liabilities	$394,077	$328,267	3.14%	5.50%
Interest Rate Spread		3.88%		3.22%
Net Interest Margin		4.33%		4.10%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

  20 -

  PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)
Rate/Volume Analysis	Changes From 2001 to 2002 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$6,275	$(6,883)	$ (608)
Securities	(85)	(106)	(191)
Federal Funds Sold	110	(176)	(66)
Interest-Bearing Due From Banks	-	(2)	(2)
Total Interest Income	6,300	(7,167)	(867)
Interest Expense
Deposits	2,839	(5,206)	(2,367)
Borrowings	602	(1,080)	(478)
Total Interest Expense	3,441	(6,286)	(2,845)

Net Interest Income	$2,859	$ (881)	$ 1,978

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and six-month periods ended June 30, 2002, the provision for loan losses amounted to $510,000 and $1,050,000, respectively.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three and six months ended June 30, 2002 totaled $2.9 million and $6 million, respectively, compared to $2.5 million and $5 million for the comparable prior periods. Mortgage origination fees for the six months ended June 30, 2002 totaled $3.9 million compared to $3.2 million for the comparable prior period. This increase was a direct result of the impressive performance of Fairfield Financial.

Noninterest expenses increased $1.6 million or 17.8 percent for the second quarter of 2002 over the same period in 2001. The increase correlates with the increase in mortgage origination fees as the salaries are commission driven. Other noninterest expense increased over the same period in 2001 due to an increase in the valuation allowance on other real estate of $149,000.

Income Taxes

Income tax expense totaled $834,000 and $1.5 million for the three- and six-month periods ended June 30, 2002, compared to $604,000 and $1.1 million for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 2002 and 2001.

Liquidity and Capital Adequacy

Stockholders' equity increased to $37.3 million at June 30, 2002 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale net of taxes totaled $771,000 at June 30, 2002. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at June 30, 2002, of which 4 percent must be Tier 1 capital. Security Bank of Bibb County and Security Bank of Houston County's total risk-based capital ratios were 10.20 percent and 10.31 percent, respectively, and the Tier 1 risk-based capital ratios were 9.17 percent and 9.23 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Bibb and Houston's leverage ratios were 6.34 percent and 8.02 percent, respectively.

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

At June 30, 2002, both of the Company's subsidiary banks were in compliance with established guidelines.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

One tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of SNB's consolidated balance sheet as of June 30, 2002 at various pricing intervals.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
	($ in Thousands)
Earning Assets
Interest-Bearing Due from Banks	$ 338		$ 338			$ 338
Federal Funds Sold	4,385		4,385			4,385
Investment Securities	617	$ 2,825	3,442	$ 9,708	$27,758	40,908
Loans, Net of Unearned Income	239,789	44,106	283,895	127,889	14,407	426,191
Total Interest-Earning Assets	245,129	46,931	292,060	137,597	42,165	471,822
Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	35,885		35,885			35,885
Savings (1)	49,934		49,934			49,934
Time Deposits	61,513	131,784	193,297	56,421		249,718
Other Borrowed Money	13,974	27,000	40,974	10,000	19,000	69,974
Total Interest-Bearing Liabilities	161,306	158,784	320,090	66,421	19,000	405,511
Interest-Sensitivity Gap	83,823	(111,853)	(28,030)	71,176	23,165	$ 66,311
Cumulative Interest-Sensitivity Gap	$ 83,823	$ (28,030)	$ (28,030)	$ 43,146	$66,311
Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	17.77%	(23.71)%	(5.94)%	15.09%	4.91%
Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest-Earning Assets	17.77%	(5.94)%	(5.94)%	9.14%	14.05%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within three months or less.

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

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended June 30, 2002.

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
No reports on Form 8-K have been filed by the registrant during the quarter ended June 30, 2002.

  26

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.
/s/ H. AVERETT WALKER H. Averett Walker President/Chief Executive Officer
Date: August 13, 2002
/s/MICHAEL T. O'DILLON Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer
Date: August 13, 2002

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

OF

SNB BANCSHARES, INC.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

The undersigned are the Chief Executive Officer and the Chief Financial Officer of SNB Bancshares, Inc. (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 2002.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This Certification is executed as of August 14, 2002.

/s/ H. AVERETT WALKER
H. Averett Walker
President/Chief Executive Officer
/s/ MICHAEL T. O'DILLON
Michael T. O'Dillon
Senior Vice President/Treasurer/
Chief Financial Officer

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
	Six Months Ended June 30, 2002		Three Months Ended June 30, 2002
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,382	$0.80	3,388	$0.41
Diluted
Average Shares Outstanding	3,382		3,388
Common Stock Equivalents	77		75
	3,459	$0.78	3,463	$0.40

	Six Months Ended June 30, 2001		Three Months Ended June 30, 2001
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,373	$0.58	3,373	$0.31
Diluted
Average Shares Outstanding	3,373		3,373
Common Stock Equivalents	1		-
	3,374	$0.58	3,373	$0.31