Form 10-Q
period 2002-09-30
SNB BANCSHARES INC
filed 2002-11-15
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	September 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from	________	to	________
Commission File Number	33-80076
SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)
GEORGIA			58-2107916
State or Other Jurisdiction of Incorporation or Organization			(I.R.S. Employer Identification No.)
4219 FORSYTH ROAD, MACON, GEORGIA 31210
(Address of Principal Executive Offices) (Zip Code)
Issuer's Telephone Number	(478) 722-6200

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
3,398,317 Shares of $1.00 par value common stock as of September 30, 2002

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
ASSETS
	September 30, 2002 (Unaudited)	December 31, 2001
Cash and Due from Banks	$ 21,012	$ 18,309
Federal Funds Sold	106	1
Investments Securities	43,274	47,508
Federal Home Loan Bank Stock, at Cost	3,200	3,533
Loans Held for Sale	28,715	41,166
Loans	411,394	374,041
Premises and Equipment	12,559	11,508
Other Real Estate	2,028	2,705
Goodwill	1,900	988
Other Assets	6,238	5,002
Total Assets	$530,426	$504,761
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$408,599	$375,065
Demand Notes to U.S. Treasury	1,246	247
Other Borrowed Money	77,990	90,171
Other Liabilities	3,541	4,501
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,398,317 and 3,372,969 Shares, Respectively	3,398	3,373
Paid-In Capital	13,307	12,967
Retained Earnings	21,304	17,831
Accumulated Other Comprehensive Income, Net of Tax	1,041	606
	39,050	34,777
Total Liabilities and Stockholders' Equity	$530,426	$504,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
	2002	2001
Interest Income
Loans, Including Fees	$ 7,754	$ 7,764
Federal Funds Sold	17	10
Investment Securities	584	634
Other	21	16
	8,376	8,424
Interest Expense
Deposits	2,470	3,384
Federal Funds Purchased	6	54
Demand Notes Issued to the U.S. Treasury	4	7
FHLB Loans	416	466
Repurchase Agreements	23	55
Other	50	65
	2,969	4,031
Net Interest Income	5,407	4,393
Provision for Loan Losses	403	442
Net Interest Income After Provision for Loan Losses	5,004	3,951
Noninterest Income
Service Charges on Deposits	894	659
Other Service Charges, Commissions and Fees	150	117
Securities Gains	-	54
Mortgage Origination Fees	2,344	1,794
Other	147	230
	3,535	2,854
Noninterest Expense
Salaries and Employee Benefits	3,446	3,039
Occupancy and Equipment	691	643
Data Processing	278	141
Marketing	215	163
Office Supplies and Printing	86	93
Telephone	123	142
Loss on Foreclosed Property	225	22
Other	840	721
	5,904	4,964
Income Before Income Taxes	2,635	1,841
Income Taxes	978	633
Net Income	$ 1,657	$ 1,208
Basic Earnings Per Share	$ 0.49	$ 0.36
Diluted Earnings Per Share	$ 0.48	$ 0.36
Weighted Average Common Shares Outstanding	3,395,755	3,372,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)
	2002	2001
Net Income	$1,657	$1,208
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	270	316
Comprehensive Income	$1,927	$1,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
	2002	2001
Interest Income
Loans, Including Fees	$ 22,586	$ 23,204
Federal Funds Sold	70	129
Investment Securities	1,751	1,995
Other	44	41
	24,451	25,369
Interest Expense
Deposits	7,555	10,838
Federal Funds Purchased	48	143
Demand Notes Issued to the U.S. Treasury	9	23
FHLB Loans	1,265	1,695
Repurchase Agreements	72	169
Other	204	195
	9,153	13,063
Net Interest Income	15,298	12,306
Provision for Loan Losses	1,453	1,286
Net Interest Income After Provision for Loan Losses	13,845	11,020
Noninterest Income
Service Charges on Deposits	2,393	1,775
Other Service Charges, Commissions and Fees	394	345
Securities Gains	134	102
Mortgage Origination Fees	6,269	5,037
Other	365	656
	9,555	7,915
Noninterest Expense
Salaries and Employee Benefits	9,865	8,472
Occupancy and Equipment	1,887	1,779
Data Processing	609	362
Marketing	594	455
Office Supplies and Printing	381	304
Telephone	442	414
Loss on Foreclosed Property	375	58
Other
	2,382	2,178
	16,535	14,022
Income Before Income Taxes	6,865	4,913
Income Taxes	2,510	1,755
Net Income	$ 4,355	$ 3,158
Basic Earnings Per Share	$ 1.29	$ 0.94
Diluted Earnings Per Share	$ 1.26	$ 0.94
Weighted Average Common Shares Outstanding	3,386,676	3,372,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)
	2002	2001
Net Income	$4,355	$3,158
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	435	646
Comprehensive Income	$4,790	$3,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

- 5 -PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)
	2002	2001
Cash Flows From Operating Activities	$ 3,681	$ 5,691
Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(15,899)	(17,185)
Sale of Securities Available for Sale	2,556	6,591
Maturities of Securities Available for Sale	8,205	20,765
Maturities of Securities Held to Maturity	9,986	-
Sale (Purchase) of Federal Home Loan Bank Stock	333	(462)
Net Loans Made to Customers	(26,852)	(59,091)
Purchase of Premises and Equipment, Net	(1,820)	(2,414)
Proceeds from Sale of Other Real Estate	783	354
	(22,708)	(51,442)
Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(7,358)	(4,196)
Net Increase in Interest-Bearing Deposits	40,892	38,361
Proceeds From (Repayment of) Federal Funds Purchased and Repurchase Agreements	(6,949)	1,811
Proceeds From Demand Note to the U.S. Treasury	999	320
Proceeds From (Principal Payments on) Other Borrowed Money	(5,232)	888
Dividends Paid	(882)	(776)
Issuance of Common Stock	365	-
	21,835	36,408
Net Increase (Decrease) in Cash and Cash Equivalents	2,808	(9,343)
Cash and Cash Equivalents, Beginning	18,310	27,568
Cash and Cash Equivalents, Ending	$ 21,118	$ 18,225

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

PART I, ITEM 1 (CONTINUED)

Financial Information

  Basis of Presentation (Continued)

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of SNB Bancshares, Inc. considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the period ended September 30, 2002, includes approximately $6.3 million of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of September 30, 2002 are comprised of the following:

($ in Thousands)
Commercial	$ 38,952
Real Estate-Construction	173,810
Real Estate-Other	182,281
Installment Loans to Individuals for Personal Expenditures	19,619
All Other	2,106
416,768
Allowance for Loan Losses	(4,954)
Unearned Interest and Fees	(420)
$411,394

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

Statement of Financial Accounting Standards No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and nine months ended September 30, 2002 under the requirements of SFAS 128:
	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Basic Earnings Per Share
Net Income Per Common Share	$ 0.49	$ 1.29
Weighted Average Common Shares	3,395,755	3,386,676
Diluted Earnings Per Share
Net Income Per Common Share	$ 0.48	$ 1.26
Weighted Average Common Shares	3,442,357	3,451,703

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $19.94 and $18.65 for the three- and nine-month periods. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

SNB adopted the provisions of Statement of Financial Accounting Standards No. 142 as of January 1, 2002 and, accordingly, ceased amortization of goodwill. If net income for the three-month and nine-month periods of 2001 were adjusted to exclude goodwill amortization, reported net income would be $1,225,000 and $3,207,000, respectively. There would be no effect on basic or diluted earnings per share.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company=s loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)
	2002	2001
Allowance for Loan Losses, June 1	$4,858	$3,570
Charge-Offs
Commercial, Financial and Agricultural	168	55
Real Estate Mortgage	6	104
Consumer	140	121
	314	280
Recoveries
Commercial, Financial and Agricultural	-	-
Real Estate Mortgage	1	-
Consumer	6	12
	7	12
Net Charge-Offs	(307)	(268)
Provision for Loan Losses	403	442
Allowance for Loan Losses, September 30	$4,954	$3,744
Ratio of Net Charge-Offs to Average Loans	(0.07)%	(0.08)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company=s loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)
	2002	2001
Allowance for Loan Losses, January 1	$4,099	$3,003
Charge-Offs
Commercial, Financial and Agricultural	253	187
Real Estate Mortgage	74	104
Consumer	337	288
	664	579
Recoveries
Commercial, Financial and Agricultural	9	-
Real Estate Mortgage	2	-
Consumer	55	34
	66	34
Net Charge-Offs	(598)	(545)

Provision for Loan Losses	1,453	1,286
Allowance for Loan Losses, September 30	$4,954	$3,744
Ratio of Net Charge-Offs to Average Loans	(0.14)%	(0.16)%

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

Investment securities as of September 30, 2002 are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
U.S. Treasuries	$ 2284	$ 96		$ 2,380
U.S. Government Agencies
Mortgage Backed	23,660	631		24,291
Other	6,304	429		6,733
State, County and Municipal	7,943	421		8,364
	$40,191	$1,577	$ -	$41,768
Securities Held to Maturity
State, County and Municipal	$ 1,506	$ 114	$ -	$ 1,620

Unrealized holding gains, net of tax, on securities available for sale in the amount of $1,041,000 have been credited to stockholders' equity as of September 30, 2002.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of September 30, 2002:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.82 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$44,000
Advances under the Warehouse Line with the FHLB Have an Interest Rate of FHLB/Atlanta Daily Rate Credit Advance Rate, Plus .50% The Interest Rate Adjusts Daily Based On the Index and Spread. As of September 30, 2002, The Interest Rate Was 2.67%.	18,696
$14,000,000 Line-of-Credit with The Bankers Bank, Maturing on January 1, 2013. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by SNB Bancshares, Inc. in Security Bank of Bibb County and Security Bank of Houston County.	9,000
Securities Sold Under Agreement to Repurchase.	6,294
Total Other Borrowed Money	$77,990

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	($ in Thousands)

2002	$23,696
2003	22,000
2004	7,900
2005	900
Thereafter	17,200
Total	$71,696

(7) Deposits

Components of deposits as of September 30, 2002 are as follows:

$ in Thousands
Demand	$ 63,851
Interest-Bearing Demand	43,711
Savings	56,828
Time, $100,000 and Over	76,967
Other Time	167,242
$408,599

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of September 30, 2002, SNB had $34,251,000 in brokered deposits compared to $34,947,000 at December 31, 2001.

(8) Stockholders= Equity

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Stockholders' Equity (Continued)

During the first quarter of 2002, the board of directors of SNB Bancshares, Inc. adopted a performance based incentive stock option plan. Under this plan 105,000 options were granted in May 2002 at $19.51 per share. The vesting schedule for these options is two tiered. Options in the first tier are vested over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the vested shares are doubled. Under the second tier, additional shares are vested for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of vesting for this plan is based on the Company's performance for 2001.

A summary of option transactions for the nine months ended September 30, 2002 follows:
Incentive Stock Options
Outstanding, December 31, 2001	167,500
Granted	105,000
Canceled	-
Exercised	(10,250)
Outstanding, September 30, 2002	262,250
Eligible to be Exercised, September 30, 2002	121,556

The Banks are required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of September 30, 2002, the Banks are required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Banks' actual ratios as of September 30, 2002 are as follows:

	Security Bank of Bibb County	Security Bank of Houston County
	Actual	Actual	Minimum
Tier 1 Capital Ratio	9.60%	9.35%	4.00%
Total Capital Ratio	10.64	10.44	8.00
Leverage Ratio	8.95	7.91	4.00

(9) Noncash Financing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

	($ in Thousands)
	2002	2001
Acquisition of Real Estate through Loan Foreclosure	$497	$2,980

PART I, ITEM 1 (CONTINUED)

Financial Information

(10) Other Comprehensive Income

For the nine months ended September 30, 2002, other comprehensive income is comprised of the following:
	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Gain Arising During Year	$ 793	$269	$524
Reclassification Adjustment	(134)	(45)	(89)
Net Unrealized Gain	$ 659	$224	$435

(11) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying financial statements since the date of acquisition. The initial purchase price approximated $1.4 million, which consists of approximately $1.0 million in cash and 32,345 shares of SNB Bancshares stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and has been amortized on the straight-line method over 10 years through December 31, 2001. As a result of the issuance of SFAS No. 142, effective January 1, 2002, the goodwill will no longer be amortized but is being reviewed for impairment.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2002 will equate to 50 percent of Fairfield Financial Services, Inc.=s earnings for the year. Stock payments for 2002 will be based on 50 percent of 2002 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2002 as a result of 2001 earnings is a combination of cash and stock totaling approximately $1 million.

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management=s discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB=s) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2002 and 2001. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Overview (Continued)

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties. As of September 30, 2002, SNB had 228 employees on a full-time equivalent basis.

SNB's net income for the three-month and nine-month periods ended September 30, 2002 was $1,657,000 or $0.48 diluted earnings per share and $4,355,000 or $1.26 diluted earnings per share respectively, compared to $1,208,000 or $0.36 and $3,158,000 or $0.94 in the same three-month and nine-month periods of the preceding year. The increase in net income for the three months and nine months ended September 30, 2002 primarily relates to SNB repricing deposit at lower rates as a result of the declining interest rate environment during 2001.

The Company recorded an annualized return on average assets of 1.16 percent for the nine-month period ended September 30, 2002 compared to 1.00 percent for the same period in 2001. Return on average equity of 15.89 percent was recorded for the nine-month period ended September 30, 2002, compared to 12.91 percent for the same period in 2001.

At September 30, 2002, the Company had total assets of $530 million compared to $505 million at December 31, 2001. At September 30, 2001, the Company had total assets of $451 million compared to $410 million at December 31, 2000. Total interest-earning assets increased $21 million or 4.51 percent to $487 million at September 30, 2002 from $466 million at December 31, 2001.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks increased approximately $2.7 million or 14.75 percent to $21.0 million at September 30, 2002 from $18.3 million at December 31, 2001. The source of this increase is most evident in the analysis of the Company=s cash flows from operating activities, which reports cash inflows of $3.7 million.

Investment Securities

Investment securities have decreased $4.2 million or 8.84 percent since December 31, 2001 when investment securities totaled $47.5 million. As of September 30, 2002, investment securities were $43.3 million. While continuing to strategically manage the Company=s interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. The Company=s investment in securities is largely centered in U.S. Government Agency securities.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Loans Receivable

Loans receivable, excluding loans held for sale, were $416.8 million at September 30, 2002, an increase of $33.1 million or 8.75 percent from $378.3 million at December 31, 2001. As a result of the purchase of Group Financial Southeast (Fairfield Financial), a residential real estate mortgage company based in Macon, Georgia, SNB continues to experience growth in the loan portfolio. The majority of new loans being funded are real estate loans, including construction loans. Real estate construction loans have increased 28.8 percent from $134.9 million as of December 31, 2001 to $173.8 million as of September 30, 2002. Real estate secured loans, excluding construction loans, net of loans held for sale have increased as well, from $179 million as of December 31, 2001 to $182.3 million as of September 30, 2002, an increase of 1.84 percent. As of September 30, 2002, real estate secured loans comprised 85.4 percent of the Company=s loan portfolio compared to 83.0 percent as of December 31, 2001. Loans held for sale decreased $12.5 million from $41.2 million at December 31, 2001 to $28.7 million at September 30, 2002, offsetting the $37.4 million increase in loans.

Nonperforming Assets

The Company=s total nonperforming assets were $5.9 million or 1.10 percent of total assets at September 30, 2002 compared to $5.9 million or 1.18 percent at December 31, 2001. Nonperforming loans increased $600,000 or 18.8 percent from $3.2 million at December 31, 2001 to approximately $3.8 million at September 30, 2002. The amount of other real estate owned that was held by the Company on September 30, 2002 totaled $2 million, a decrease of $677,000 since December 31, 2001. Forty-seven percent of the balance in other real estate relates to the foreclosure on one relationship.

The following table presents the Company=s nonperforming assets as of September 30, 2002:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$3,799
Loans Past Due 90 Days or More and Still Accruing Interest	11
Restructured Loans not Included in the Above	19
Total Nonperforming Loans	3,829
Other Real Estate Owned	2,028
Total Nonperforming Assets	$5,857

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Deposits

Total deposits increased $33.5 million or 8.93 percent from $375.1 million at December 31, 2001 to $408.6 million at September 30, 2002. This increase is due to an increase in interest-bearing deposits of $40.9 million or 13.46 percent offset by a decrease in noninterest-bearing deposits of $7.4 million or 10.39 percent over the same time period. In August 2002, the Company implemented a program called High Performance Checking (HPC) to bring in low cost deposits. HPC has also created cross-selling opportunities, primarily certificates of deposit. Since the program was implemented, 1,287 accounts or $10.7 million in Demand Deposits and 296 accounts or $23.2 million in Time Deposits have been opened.

Other Borrowed Money

Other borrowed money totaled $78 million as of September 30, 2002, a decrease of 13.53 percent since December 31, 2001 when other borrowed money totaled $90.2 million. Borrowings from the Federal Home Loan Bank (FHLB) totaled $62.7 million or 80.4 percent of total other borrowed money as of September 30, 2002. Management utilized the majority of these borrowings to fund additional loan requests.

Equity

At September 30, 2002, total equity was $39.1 million or 7.36 percent of total assets compared to $34.8 million or 6.89 percent of total assets as of December 31, 2001. Total equity increased primarily due to the retention of net income during the period, net of dividends paid. The growth in equity outpaced the growth in assets during this period, resulting in an increase in equity ratios.

Results of Operations

Net Income

The Company=s net income increased 37.9 percent to $4,355,000 for the nine months ended September 30, 2002, compared to $3,158,000 recorded in the comparable prior period. The increase in net income is a result of SNB repricing liabilities at substantial savings while holding loan pricing relatively stable as well as a 24.46 percent increase in mortgage origination fees.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.41 percent for the nine-month period ended September 30, 2002 compared to 4.19 percent for the same nine-month period of the preceding year. The increase in the net interest margin resulted primarily from the decrease in interest paid on deposits and other borrowed money.

Total interest income decreased to $24.5 million for nine-month period ended September 30, 2002, from $25.4 million during the comparable prior year period. The decrease is largely due to the repricing of some loans at lower rates offset by an increase in average loans.

Total interest expense decreased 26.35 percent and 29.93 percent for the three and nine months ended September 30, 2002, respectively, compared to the prior periods ended September 30, 2001. Again, this decrease was due to the favorable rate environment which allowed SNB to reprice interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the nine-month periods ended September 30:

Average Balance Sheets
	Average Balance Nine Months Ended September 30		Rate/Yield Nine Months Ended September 30
	2001	2000	2001	2000
	($ in Thousands)
Interest-Earning Assets
Loans	$417,142	$348,842	7.22%	8.87%
Securities	44,044	43,825	5.77	6.52
Federal Funds Sold	5,185	3,066	1.80	5.61
Interest-Bearing Due From Banks	1,009	933	5.81	5.86
Total Interest-Earning Assets	$467,380	$396,666	7.02%	8.58%
Interest-Bearing Liabilities
Deposits	$327,951	$273,305	3.07%	5.29%
Borrowings	71,479	59,948	2.98	4.95
Total Interest-Bearing Liabilities	$399,430	$333,253	3.06%	5.23%
Interest Rate Spread		3.96%		3.35%
Net Interest Margin		4.41%		4.19%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

- 20

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)
Rate/Volume Analysis	Changes From 2001 to 2002 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$6,058	$(6,676)	$ (618)
Securities	(19)	(217)	(236)
Federal Funds Sold	119	(178)	(59)
Interest-Bearing Due From Banks	-	3	3
Total Interest Income	6,158	(7,068)	(910)
Interest Expense
Deposits	2,897	(6,172)	(3,275)
Borrowings	544	(1,171)	(627)
Total Interest Expense	3,441	(7,343)	(3,902)
Net Interest Income	$2,717	$ (275)	$ 2,992

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company=s market area and other factors related to the collectability of the Company=s loan portfolio. For the three- and nine-month periods ended September 30, 2002, the provision for loan losses totaled $403,000 and $1,453,000, respectively.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect the Company=s results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three and nine months ended September 30, 2002 totaled $3.5 million and $9.6 million, respectively, compared to $2.9 million and $7.9 million for the comparable prior periods. Mortgage origination fees for the nine months ended September 30, 2002 totaled $6.3 million compared to $5.0 million for the comparable prior period. This increase was a direct result of the impressive performance of Fairfield Financial.

Noninterest expenses increased $2.5 million or 17.9 percent for the third quarter of 2002 over the same period in 2001. The increase correlates with the increase in mortgage origination fees as the salaries are commission driven. Loss on foreclosed property increased over the same period in 2001 due to an increase in the valuation allowance on other real estate of $339,000.

Income Taxes

Income tax expense totaled $978,000 and $2.5 million for the three- and nine-month periods ended September 30, 2002, compared to $633,000 and $1.8 million for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of 34 percent for 2002 and 2001.

Liquidity and Capital Adequacy

Stockholders= equity increased to $39.1 million at September 30, 2002 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale net of taxes totaled $1,041,000 at September 30, 2002. It is management=s intention to continue paying a reasonable return on stockholders= investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent at September 30, 2002, of which 4 percent must be Tier 1 capital. Security Bank of Bibb County and Security Bank of Houston County's total risk-based capital ratios were 10.64 percent and 10.44 percent, respectively, and the Tier 1 risk-based capital ratios were 9.60 percent and 9.35 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Bibb and Houston's leverage ratios were 8.95 percent and 7.91 percent, respectively.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes minimum capital requirements for all depository institutions and established five capital tiers: Awell capitalized,@ Aadequately capitalized,@ Aunder-capitalized,@ Asignificantly under-capitalized@ and Acritically under-capitalized.@ FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution=s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. Also, the institution may not be subject to any specific capital order or directive.

At September 30, 2002, both of the Company=s subsidiary banks were in compliance with established guidelines.

Forward Looking Statements

Within these financial statements we have included certain Aforward looking statements@ concerning the future operations of the Company. It is management=s desire to take advantage of the Asafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all Aforward looking statements@ contained in our financial statements. We have used Aforward looking statements@ to describe the future plans and strategies including our expectations of the Company=s future financial results. Management=s ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates, and changes in federal and state regulations. These factors should be considered in evaluating the Aforward looking statements,@ and undue reliance should not be placed on such statements.

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

Financial Information

Quantitative and Qualitative Disclosures About Market Risk (Continued)

One tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of SNB's consolidated balance sheet as of September 30, 2002 at various pricing intervals.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
($ in thousands)	or Less	Months	1 Year	Years	Years	Total
Earning Assets
Interest-Bearing Due from Banks	$ 291		$ 291			$ 291
Federal Funds Sold	106		106			106
Investment Securities	1,569	$ 5,364	6,933	$ 11,086	$25,255	43,274
Loans, Net of Unearned Income	261,727	45,041	306,768	124,350	13,945	445,063
Total Interest-Earning Assets	263,693	50,405	314,098	135,436	39,200	488,734
Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	43,711		43,711			43,711
Savings (1)	56,828		56,828			56,828
Time Deposits	50,687	153,484	204,171	40,038		244,209
Other Borrowed Money	29,990	19,000	48,990	10,000	19,000	77,990
Total Interest-Bearing Liabilities	181,216	172,484	353,700	50,038	19,000	422,738

Interest-Sensitivity Gap	82,477	(122,079)	(39,602)	85,398	20,200	$ 65,996
Cumulative Interest-Sensitivity Gap	$ 82,477	$(39,602)	$ (39,602)	$ 45,796	$65,996
Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	16.88%	(24.98)%	(8.10)%	17.47%	4.13%
Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest- Earning Assets	16.88%	(8.10)%	(8.10)%	9.37%	13.50%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within three months or less.

PART I, ITEM 4

Financial Information

Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the published financial statements and other disclosures included in this report. As of September 30, 2002, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors which would significantly affect internal controls subsequent to the date the evaluation was carried out.

25

CERTIFICATION

I, H. Averett Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SNB Bancshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

H. AVERETT WALKER

H. Averett Walker
President and CEO

CERTIFICATION

I, Michael T. O'Dillon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SNB Bancshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

MICHAEL T O'DILLON

Michael T. O'Dillon
Senior Vice President, Treasurer and CFO

PART II

Other Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-K, Exhibit 99(a) footnote 23, filed with the Securities and Exchange Commission for the year ended December 31, 2001 (File No. 000-23261).

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2002.

ITEM 5

Other Information

On October 25, 2002, the Company announced the execution of a definitive agreement pursuant to which the Bank of Gray will be acquired by merger. The stockholders of the Bank of Gray will receive $15 million in cash and 1,571,000 common shares of the Company. Pending regulatory and stockholder review and approval, the merger is expected to consummate during the second quarter of 2003.

The Company issued a press release on November 4, 2002 announcing its plans to expand into the Brunswick/Glynn County, Georgia market. The Security Bank of Bibb County subsidiary will open a bank branch in Brunswick by the end of 2002. The branch will operate in a temporary location until the third quarter of 2003, when construction will begin on its new full service banking facility. A contract for $490,000 has been signed for the purchase of the property for the new branch.

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
No reports on Form 8-K have been filed by the registrant during the quarter ended September 30, 2002.

  29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.
H. AVERETT WALKER H. Averett Walker President/Chief Executive Officer
Date: November 14, 2002

MICHAEL T. O'DILLON Michael T. O'Dillon Senior Vice-President/Treasurer/Chief Financial Officer
Date: November 14, 2002

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

OF

SNB BANCSHARES, INC.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

The undersigned is the Chief Executive Officer of SNB Bancshares, Inc. (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

I certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This Certification is executed as of September 14, 2002.

H. AVERETT WALKER

H. Averett Walker
President and CEO

- 31

CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q

OF

SNB BANCSHARES, INC.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

The undersigned is the Chief Financial Officer of SNB Bancshares, Inc. (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

I certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This Certification is executed as of September 14, 2002.

MICHAEL T O'DILLON

Michael T. O'Dillon
Senior Vice President, Treasurer and CFO

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Nine Months Ended September 30, 2002		Three Months Ended September 30, 2002
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,387	$1.29	3,396	$0.49
Diluted
Average Shares Outstanding	3,387		3,396
Common Stock Equivalents	65		47
	3,452	$1.26	3,443	$0.48

	Nine Months Ended September 30, 2001		Three Months Ended September 30, 2001
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,373	$0.94	3,373	$0.36
Diluted
Average Shares Outstanding	3,373		3,373
Common Stock Equivalents	1		3
	3,374	$0.94	3,376	$0.36