Form 10-K
period 2002-12-31
SNB BANCSHARES INC
filed 2003-02-28
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒            Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee Required)

                For the fiscal year ended December 31, 2002

☐            Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(No Fee Required)

                For the transition period from ______________ to ______________

Commission File No. 000-23261

SNB BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2107916 (I.R.S. Employer Identification No.)

4219 Forsyth Road Macon, Georgia (Address of Principal Executive Offices)	31210 (Zip Code)

(478) 722-6200
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $69,684,823. Based on Prices as of February 25, 2003.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,430,734 shares of $1.00 par value common stock as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Proxy Statement for the annual meeting of stockholders on May 29, 2003 are incorporated by reference into Part III.

Part I

Item 1             BUSINESS

General

SNB Bancshares, Inc. (SNB) is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (“SB-Bibb”) under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the shareholders of SB-Bibb on August 2, 1994, the shareholders of SB-Bibb voted in favor of a plan of reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SNB. SB-Bibb has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of SB-Bibb, its Board of Directors, staff and physical office locations underwent no changes as a result of the reorganization.

On August 8, 1998, SNB acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Security Bank of Houston County (formerly Crossroads Bank of Georgia) (“SB-Houston”) in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information shown below has been restated as if this business combination had always existed. The parent company of SB-Houston was subsequently dissolved. SB-Houston now operates as a wholly-owned subsidiary of SNB.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (d/b/a Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (“Fairfield”). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

On October 25, 2002, SNB and Bank of Gray, Gray, Georgia, entered into a definitive agreement to which Bank of Gray will be acquired by merger with an SNB subsidiary. The agreement provides that the shareholders of the Bank of Gray will receive $15 million cash and 1,571,000 common shares of SNB. Pending regulatory and shareholder review and approval, the merger is expected to consummate during the second quarter of 2003. The Bank of Gray will operate after the merger under its existing charter with the same management and Board of Directors. However, the name will be changed to Security Bank of Jones County.

History and Business of the Subsidiaries

Substantially all of the business of SNB is conducted through its two subsidiary banks. A brief description of each Bank’s history and business operations is discussed below.

SB-BIBB

SB-Bibb is a state-chartered bank which engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The Bank now operates seven full-service and one limited-service banking offices in Macon, Georgia. In addition, SB-Bibb opened a full-service banking office in Brunswick, Glynn County, Georgia (SB-Glynn) on February 3, 2003. On March 1, 1999, the Bank converted its banking charter from a national to a state charter and changed its name from Security National Bank to Security Bank of Bibb County.

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

As of December 31, 2002, SB-Bibb had total assets of $426.7 million, total deposits of $325.1 million and total stockholders’ equity of $37.3 million. Net income amounted to $4.9 million for the year ended December 31, 2002.

SB-HOUSTON

SB-Houston commenced operation in 1987 as a state-chartered bank in Perry, Houston County, Georgia. The Bank currently operates four full-service facilities in Houston County, having added two full-service branches in Warner Robins, Georgia. SB-Houston’s main office is located at 1208 Washington Street, Perry, Georgia. The Bank established its fourth full-service office during the first quarter of 2000. This office is located on Houston Lake Road in Warner Robins.

SB-Houston operates a full-service commercial banking business and provides a wide range of banking services, including checking and savings accounts, a broad range of certificates of deposit, agricultural, consumer, commercial and real estate loans, internet banking, safe deposit boxes, credit cards, night depositories and 24-hour automated teller machines. SB-Houston’s customers reside mainly in the Houston County area. No trust services are currently offered. Data services are provided by SB-Bibb.

As of December 31, 2002, SB-Houston had total assets of $152.5 million, total deposits of $124.1 million, and stockholders’ equity of $11.4 million. Net income for the year ended December 31, 2002 totaled $1.3 million.

Market Area

SNB primarily serves the residents of Bibb and Houston Counties, with estimated populations of 155,500 and 89,200, respectively, as of 2001. SNB also conducts business to a lesser extent in the surrounding counties of Jones, Monroe, Twiggs, Crawford, Peach and Wilkinson although the acquisition of Bank of Gray in Jones County will immediately increase business in Jones and the surrounding counties. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in middle Georgia, and the ultimate collectiblity of the loans and future growth of the Company are largely dependent upon economic conditions in the middle Georgia area. The Company’s agricultural loans are negligible. The economy of the middle Georgia area has been generally favorable in recent years, although population growth has been moderate at best. Robins Air Force Base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

The acquisition of Fairfield during 2001 brings a number of well established mortgage production offices to SB-Bibb. Fairfield is primarily engaged in residential real estate mortgage lending in the State of Georgia.

Competition

The financial services industry in the middle Georgia area is highly competitive. SNB’s subsidiary banks compete actively with national and state chartered banks, savings and loan associations and credit unions for loans and deposits. In addition, the Banks compete with other financial service institutions, including brokers and dealers, insurance companies and finance companies, all of which actively engage in marketing various types of loans, deposits and other services. Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the middle Georgia area.

Employees

As of December 31, 2002, the Company had 250 employees on a full-time equivalent basis. SNB considers its relationship with its employees to be excellent.

Supervision and Regulation

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Bank, and, to a more limited extent, the Company’s subsidiaries.

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

Regulation of the Company

SNB is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the “Georgia Department”), respectively. As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

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

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of nonbank subsidiaries with an inspection process to ascertain whether such nonbanking subsidiaries enhance or detract from the Company’s ability to serve as a source of strength for the Bank.

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

Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite “1” under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

At December 31, 2002, SNB exceeded the minimum Tier 1, risk-based and leverage ratios and in fact, qualified as “well-capitalized” under current Federal Reserve Board criteria. The table which follows sets forth certain capital information for SNB as of December 31, 2002.

CAPITAL ADEQUACY
($ in Thousands)

	December 31, 2002

	Amount	Percent

Leverage Ratio
Actual	46,647	8.5%
Well-Capitalized Requirement	27,439	5.0%
Minimum Required (1)	21,951	4.0%

Risk-Based Capital:

Tier 1 Capital
Actual	46,647	9.9%
Well-Capitalized Requirement	28,270	6.0%
Minimum Required	18,847	4.0%

Total Capital
Actual	60,239	12.7%
Well-Capitalized Requirement	47,432	10.0%
Minimum Required	37,945	8.0%

   (1)    Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

The Riegle-Neal Interstate Banking and Branching Efficiency Act

Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls, or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the “ten percent concentration limit”) or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the “thirty percent concentration limit”). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act (the “GLB Act”) dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities and also includes some additional activities that are complementary to such financial activities.

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

The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank’s direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

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

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company’s depository institutions meet the well-capitalized and well-managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act’s amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

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

Regulation of the Banks

As state-chartered banks, the Banks are examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department.

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

The Georgia Department regulates all areas of the banks’ banking operations, including mergers, establishment of branches, loans, interest rates and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

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

Expansion through Branching, Merger or Consolidation

With respect to expansion, the Banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

(a)       in adjacent counties in certain situations, or

(b)      by means of merger or consolidation with a bank which has been in existence for at least five years.

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1996, Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the state of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the state of Georgia. Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the state of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the state of Georgia. This law may result in increased competition in the Banks’ market area.

Capital Requirements

The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of eight (8) percent of which at least four (4) percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite “1” under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination

Council. All other financial institutions are required to maintain a leverage ratio of four (4) percent.

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships (“PCCRs”) that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a “ten (10) percent haircut”); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100 percent of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets (“NMSAs”) and PCCRS included in capital cannot exceed 25 percent of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC Insurance Assessments

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund (“BIF”). Under the regulations, banks pay an assessment depending upon risk classification.

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

Community Reinvestment Act

The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and the federal banking agencies’ regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution’s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution’s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution’s overall rating. Each of SNB’s subsidiary banks received a “high satisfactory” CRA rating as a result of their last CRA examination.

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

Item 2             PROPERTIES

SNB’s subsidiaries, SB-Bibb, SB-Houston and SB-Glynn, owned twelve full-service and one limited-service banking locations as of December 31, 2002. Leased properties include one stand alone ATM machine and night depository and SB-Bibb’s operations center, which houses its in-house data processing facility and operational support functions. Fairfield Financial Services, Inc., a subsidiary of SB-Bibb, leases a number of mortgage production offices throughout Georgia and the Southeast. The net book value of all facilities including furniture, fixtures and equipment totaled $13,110,000 as of December 31, 2002. Management considers that its properties are well maintained.

Item 3             LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2002, there are no material pending legal proceedings to which SNB or its subsidiaries are a party or of which any of its property is the subject.

Item 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SNB common stock is quoted on the NASDAQ Stock Market under the symbol “SNBJ.” Prior to December 1, 1997, SNB common stock was not traded on any public market or exchange, although certain brokerage firms made a market for its common stock. The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ Stock Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2002	High	Low	Close	Dividend Per Share

Fourth Quarter	$25.00	$17.85	$24.00	$0.090
Third Quarter	$22.49	$18.00	$20.00	$0.090
Second Quarter	$23.21	$16.19	$20.50	$0.090
First Quarter	$16.55	$15.00	$16.15	$0.080

Year Ended December 31, 2001	High	Low	Close	Dividend Per Share

Fourth Quarter	$17.00	$14.10	$14.67	$0.080
Third Quarter	$16.00	$13.50	$14.00	$0.080
Second Quarter	$16.00	$12.75	$14.50	$0.080
First Quarter	$15.25	$12.75	$14.25	$0.070

As of February 28, 2003 the Company had approximately 1,167 shareholders of record.

For a discussion on dividend restrictions, refer to Item 1, Business-Regulation of the Banks.

Item 6             SELECTED FINANCIAL DATA

Incorporated herein by reference to pages 24 and 25 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (Management’s Discussion and Analysis for the table of selected financial data for each of the past five years) (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Item 7             MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Incorporated herein by reference to page 90 to 117 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Item 7a           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to pages 107 to 109 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Item 8             FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

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

Part III

Item 10           DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated herein by reference to pages 77 to 83 and 87 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Item 11           EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 84 to 87 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Item 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to page 77 to 79 of the Company’s Definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders
(i) 1996 Incentive Stock Option Plan	32,500	**	$9.00	-0-
(ii) 1999 Incentive Stock Option Plan	125,000		$17.06	-0-
(iii) 2002 Incentive Stock Option Plan	220,000		$19.91	141,250
Equity compensation plans not approved by security holders
None	-0-		-0-	-0-

Total	337,500		$16.63	141,250

Item 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 68 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 4, 2003).

Item 14           CONTROLS AND PROCEDURES

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. Averett Walker, and Chief Financial Officer, James R. McLemore, Jr. have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted on February 24, 2003, within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of Mr. Walker’s and Mr. McLemore’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

Part IV

Item 15           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included herein:
PAGE
	3(a)	Articles of Incorporation	Definitive Proxy Statement, Incorporated by Reference

	3(b)	Bylaws	N/A
Filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-49977), Filed with the Commission on April 13, 1998 and incorporated herein by reference

	4	Instruments Defining the Rights of Security Holders	Definitive Proxy Statement, Incorporated by Reference

	10	Material Contracts	Definitive Proxy Statement, Incorporated by Reference
	11	Statement of Computation of Net Income Per Share	Attachment

	21	Subsidiary Information	Exhibit 99(a), Footnote 1
	99	Additional Exhibits

		Certificate of CEO and CFO	Exhibit 99.1

	99(a)	Consolidated Financial Statements	Attachment

(b)	Reports on Form 8-K:

Reports filed on Form 8-K for the quarter ended December 31, 2002 are as follows:

(1)      On October 25, 2002, SNB Bancshares, Inc. filed Form 8-K (Item 5 - Other Events) to announce that they had entered into a definitive agreement pursuant to which Bank of Gray would be acquired by merger with an SNB Bancshares, Inc. subsidiary.

(2)      On December 19, 2002, SNB Bancshares, Inc. filed Form 8-K (Item 5 - Other Events) to announce the completion of an $18 million private placement of floating rate trust preferred securities. The securities mature in 30 years and bear interest at the 3-month LIBOR plus 3.25% with interest to be paid quarterly.

SIGNATURES

SNB BANCSHARES, INC.
/s/ Robert C. Ham	/s/ H. Averett Walker

ROBERT C. “NEAL” HAM Chairman of the Board of Directors	H. AVERETT WALKER President/Director/Chief Executive Officer

Date: February 27, 2003	Date: February 27, 2003

/s/ Richard A. Collinsworth	/s/ Jackie H. Miller

RICHARD A. COLLINSWORTH Executive Vice-President	JACKIE H. MILLER Secretary

/s/ James R. McLemore

JAMES R. McLEMORE Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ H. Averett Walker	Date:	February 27, 2003

H. AVERETT WALKER, Director

/s/ Edward M. Beckham, II	Date:	February 27, 2003

EDWARD M. BECKHAM, II, Director

/s/ Alford C. Bridges	Date:	February 27, 2003

ALFORD C. BRIDGES, Director

/s/ Benjamin W. Griffith, III	Date:	February 27, 2003

BENJAMIN W. GRIFFITH, III, Director

/s/ Robert C. Ham	Date:	February 27, 2003

ROBERT C. HAM, Director

/s/ Robert T. Mullis	Date:	February 27, 2003

ROBERT T. MULLIS, Director

/s/ Ben G. Porter	Date:	February 27, 2003

BEN G. PORTER, Director

/s/ John W. Ramsey	Date:	February 27, 2003

JOHN W. RAMSEY, Director

/s/ Robert M. Stalnaker	Date:	February 27, 2003

ROBERT M. STALNAKER, Director

/s/ H. Cullen Talton, JR	Date:	February 27, 2003

H. CULLEN TALTON, JR., Director

/s/ Joe E. Timberlake, III	Date:	February 27, 2003

JOE E. TIMBERLAKE, III, Director

/s/ Larry Walker	Date:	February 27, 2003

LARRY WALKER, Director

/s/ Richard W. White, Jr.	Date:	February 27, 2003

RICHARD W. WHITE, JR., Director

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, H. Averett Walker, Chief Executive Officer, certify that:

1.         I have reviewed this Form 10-K of SNB Bancshares, Inc. (the “Report”);

2.         Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003	/s/ H. Averett Walker

H. AVERETT WALKER Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James R. McLemore, Chief Financial Officer, certify that:

1.         I have reviewed this Form 10-K of SNB Bancshares, Inc. (the “Report”);

2.         Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003	/s/ James R. McLemore

JAMES R. McLEMORE Chief Financial Officer