Form 10-K/A
period 2002-12-31
SNB BANCSHARES INC
filed 2003-04-09
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

COMMON STOCK, $1.00 PAR VALUE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2002. $53,250,675. Based on stock price of $20.50.

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

Item 6             SELECTED FINANCIAL DATA

Incorporated herein by reference to pages 24 and 25 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (Management’s Discussion and Analysis for the table of selected financial data for each of the past five years) (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

Item 7             MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Incorporated herein by reference to page 90 to 117 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

Item 7a           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference to pages 107 to 109 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

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

Part III

Item 10           DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated herein by reference to pages 77 to 83 and 87 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

Item 11           EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 84 to 87 of the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

Item 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to page 77 to 79 of the Company’s Definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders
(i) 1996 Incentive Stock Option Plan	32,500	$9.00	-0-
(ii) 1999 Incentive Stock Option Plan	125,000	$17.06	-0-
(iii) 2002 Incentive Stock Option Plan	220,000	$19.91	141,250
Equity compensation plans not approved by security holders
None	-0-	-0-	-0-

Total	337,500	$16.63	141,250

Item 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 68 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on May 29, 2003 (filed on Form S-4 with the Securities and Exchange Commission on March 3, 2003).

Item 14           CONTROLS AND PROCEDURES

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. Averett Walker, and Chief Financial and Accounting Officer, James R. McLemore, Jr. have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted on February 24, 2003, within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of Mr. Walker’s and Mr. McLemore’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

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

SIGNATURES

SNB BANCSHARES, INC.
/s/ Robert C. Ham	/s/ H. Averett Walker

ROBERT C. “NEAL” HAM Chairman of the Board of Directors	H. AVERETT WALKER President/Director/Chief Executive Officer

Date: April 9, 2003	Date: April 9, 2003

/s/ Richard A. Collinsworth	/s/ Jackie H. Miller

RICHARD A. COLLINSWORTH Executive Vice-President	JACKIE H. MILLER Secretary

/s/ James R. McLemore

JAMES R. McLEMORE Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ H. Averett Walker	Date:	April 9, 2003

H. AVERETT WALKER, Director

/s/ Edward M. Beckham, II	Date:	April 9, 2003

EDWARD M. BECKHAM, II, Director

/s/ Alford C. Bridges	Date:	April 9, 2003

ALFORD C. BRIDGES, Director

/s/ Benjamin W. Griffith, III	Date:	April 9, 2003

BENJAMIN W. GRIFFITH, III, Director

/s/ Robert C. Ham	Date:	April 9, 2003

ROBERT C. HAM, Director

/s/ Robert T. Mullis	Date:	April 9, 2003

ROBERT T. MULLIS, Director

/s/ Ben G. Porter	Date:	April 9, 2003

BEN G. PORTER, Director

/s/ John W. Ramsey	Date:	April 9, 2003

JOHN W. RAMSEY, Director

/s/ Robert M. Stalnaker	Date:	April 9, 2003

ROBERT M. STALNAKER, Director

/s/ H. Cullen Talton, JR	Date:	April 9, 2003

H. CULLEN TALTON, JR., Director

/s/ Joe E. Timberlake, III	Date:	April 9, 2003

JOE E. TIMBERLAKE, III, Director

/s/ Larry Walker	Date:	April 9, 2003

LARRY WALKER, Director

/s/ Richard W. White, Jr.	Date:	April 9, 2003

RICHARD W. WHITE, JR., Director

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, H. Averett Walker, Chief Executive Officer, certify that:

1.         I have reviewed this Form 10-K/A of SNB Bancshares, Inc. (the “Report”);

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

April 9, 2003	/s/ H. Averett Walker

H. AVERETT WALKER Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James R. McLemore, Chief Financial Officer, certify that:

1.         I have reviewed this Form 10-K/A of SNB Bancshares, Inc. (the “Report”);

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

April 9, 2003	/s/ James R. McLemore

JAMES R. McLEMORE Chief Financial and Accounting Officer