Form 10-Q
period 2003-03-31
SNB BANCSHARES INC
filed 2003-05-13
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from ______	to________

Commission File Number	33-80076
SNB BANCSHARES, INC.
(Name of Small Business Issuer in its Charter)
GEORGIA	58-2107916
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
4219 Forsyth Road, MACON, GEORGIA 31210
(Address of Principal Executive Offices)(Zip Code)

Issuer's Telephone Number	(478) 722-6200

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) __Yes X No
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,430,734 Shares of $1 par value common stock as of March 31, 2003
DOCUMENTS INCORPORATED BY REFERENCE

PART I, ITEM 1

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS
	March 31, 2003 (Unaudited)	December 31, 2002

Cash and Due from Banks	$ 18,268	$ 30,296
Federal Funds Sold	465	3,327
Investments Securities	34,687	50,291
Federal Home Loan Bank Stock, at Cost	3,471	3,614
Loans Held for Sale	33,749	35,955
Loans	450,096	432,966
Premises and Equipment	13,217	13,110
Other Real Estate	1,886	1,903
Goodwill	3,910	1,900
Other Assets	7,765	7,400
Total Assets	$567,514	$580,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$434,909	$440,632
Demand Notes to U.S. Treasury	667	1,274
Other Borrowed Money	67,929	76,479
Other Liabilities	4,405	4,829
Guaranteed Mandatorily Redeemable Trust
Preferred Securities of Subsidiary Trust	18,000	18,000
Stockholders' Equity Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 3,430,734 and 3,398,317 Shares, Respectively	3,431	3,398
Paid-In Capital	14,170	13,353
Retained Earnings	23,135	21,909
Accumulated Other Comprehensive Income, Net of Tax	868	888
41,604		39,548
Total Liabilities and Stockholders' Equity	$567,514	$580,762

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2003	2002
Interest Income
Loans, Including Fees	$ 7,867	$ 7,350
Federal Funds Sold	10	36
Investment Securities	398	518
Other	58	71
	8,333	7,975
Interest Expense
Deposits	2,101	2,581
Federal Funds Purchased	10	18
Demand Notes Issued to the U.S. Treasury	2	3
FHLB Loans	464	442
Repurchase Agreements	11	22
Trust Preferred Securities	199	-
Other	3	75
	2,790	3,141
Net Interest Income	5,543	4,834
Provision for Loan Losses	489	540
Net Interest Income After Provision for Loan Losses	5,054	4,294
Noninterest Income
Service Charges on Deposits	1,006	718
Other Service Charges, Commissions and Fees	157	109
Securities Gains	-	134
Mortgage Origination Fees	2,644	2,053
Other	147	115
	3,954	3,129
Noninterest Expense
Salaries and Employee Benefits	4,063	3,225
Occupancy and Equipment	680	598
Office Supplies and Printing	129	142
Telephone Expense	105	165
Data Processing	243	144
Other	1,332	1,122
	6,552	5,396
Income Before Income Taxes	2,456	2,027
Income Taxes	887	698
Net Income	$ 1,569	$ 1,329
Basic Earnings Per Share	$ .46	$ 0.39
Diluted Earnings Per Share	$ .45	$ 0.39
Weighted Average Common Shares Outstanding	3,410,924	3,375,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2003	2002
Net Income	$1,569	$1,329
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Losses	(20)	(201)
Comprehensive Income	$1,549	$1,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information
SNB BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31 (UNAUDITED) ($ IN THOUSANDS)

	2003	2002
Cash Provided by Operations	$1,712	$ 29,645
Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(10,319)	(8,222)
Sale of Securities Available for Sale	-	2,556
Maturities of Securities Available for Sale	13,101	3,490
Maturities of Securities Held to Maturity	12,700	9,711
Sale of Federal Home Loan Bank Stock	143	583
Net Loans Made to Customers	(17,770)	(6,512)
Purchase of Premises and Equipment, Net	(207)	(1,080)
Proceeds from Sale of Other Real Estate	124	-
	(2,228)	526
Cash Flows from Financing Activities
Net Decrease in Noninterest-Bearing Deposits	(295)	(7,110)
Net Increase (Decrease) in Interest-Bearing Deposits	(5,429)	16,812
Repayment of Federal Funds Purchased and Repurchase Agreements	(5,653)	(4,499)
Proceeds from (Repayment of) Demand Note to the U.S. Treasury	(607)	1,053
Principal Payments on Other Borrowed Money	(2,897)	(30,928)
Dividends Paid	(343)	(270)
Issuance of Common Stock	850	234
	(14,374)	(24,708)
Net Increase (Decrease) in Cash and Cash Equivalents	(14,890)	5,463
Cash and Cash Equivalents, Beginning	33,623	18,310
Cash and Cash Equivalents, Ending	$ 18,733	$ 23,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include SNB Bancshares, Inc. (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank), located in Macon, Georgia; Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia (the Banks) and Security Bank Corporation Statutory Trust I. The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000. All intercompany accounts have been eliminated in consolidation.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, which rescinded Statement Nos. 4, 44 and 64 and amended Statement No. 13, Accounting for Leases. Statement 145 eliminates the requirement to classify gains and losses from an early extinguishment of debt as an extraordinary item. These provisions of the Statement were effective for the Company's fiscal year beginning January 1, 2003, and have not had a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3. The Board decided to address the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities, and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under issue 94-3 that did not meet the definition of a liability in FASB concepts Statement No. 6, Elements of Financial Statements. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement clarified that an acquisition that meets the definition of a business should be accounted for as a business combination; otherwise, the acquisition of a less-than-whole financial institution (often referred to as a branch acquisition) should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. In the event that the Company were to acquire branch operations that did not meet the definition of a business from another institution in the future, the excess purchase price, if any, over book value, would result in an amortizing intangible asset rather than goodwill. The adoption of SFAS No. 147 is not expected to have a significant impact on the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB No. 123, Accounting for Stock-Based Compensation. The purpose of this Statement is to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employees compensation. The disclosure requirements of FASB 123 are also amended to include disclosure in quarterly financial statements of compensation expense calculated in accordance with FASB No. 123.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of SNB Bancshares, Inc. considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the period ended March 31, 2003 includes approximately $2,600,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

(2) Loans

Loans as of March 31, 2003 are comprised of the following:

($ in Thousands)

Commercial	$ 43,601
Real Estate-Construction	194,880
Real Estate-Other	196,859
Installment Loans to Individuals for Personal Expenditures	19,779
All Other	1,249

456,368
Allowance for Loan Losses	(5,812)
Unearned Interest and Fees	(460)

$450,096

Loans are generally reported at principal amount less unearned interest and fees. Impaired loans are recorded under SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original loan terms and, generally, represent loans delinquent in excess of 90 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogeneous loans are excluded from impaired loans. Generally, interest payments received on impaired loans are applied to principal. Upon receipt of all loan principal, additional interest payments are recognized as interest income on the cash basis.

Other nonaccrual loans are loans for which payments of principal and interest are considered doubtful of collection under original terms but collateral values equal or exceed outstanding principal and interest.

Fees and incremental direct costs associated with the loan origination process are deferred and amortized using the straight-line method as adjustments to yield over the respective loan terms.

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three months ended March 31, 2003 under the requirements of SFAS 128:
Three Months Ended March 31, 2003
Basic Earnings Per Share
Net Income Per Common Share	$0.46
Weighted Average Common Shares	3,410,924

Diluted Earnings Per Share
Net Income Per Common Share	$0.45
Weighted Average Common Shares	3,512,943

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for SNB Bancshares, Inc. stock of $26.4339 for the three-month period ended March 31, 2003. SNB's stock is quoted on the NASDAQ market under the symbol SNBJ.

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Historically the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company's stock option plans in the past. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25. No vesting of stock options under any of the Company's plans occurred during the first quarter of 2003 or 2002. Accordingly, no compensation expense under SFAS No. 123 or disclosures under Opinion 25 are required.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the three months ended March 31:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, January 1	$5,479	$4,099
Charge-Offs
Commercial, Financial and Agricultural	(11)	(55)
Real Estate - Mortgage	(111)	(69)
Consumer	(93)	(96)
	(215)	(220)
Recoveries
Commercial, Financial and Agricultural	2	24
Real Estate - Mortgage	19	-
Consumer	38	29
	59	53
Net Charge-Offs	(156)	(167)
Provision for Loan Losses	489	540
Allowance for Loan Losses, March 31	$5,812	$4,472
Ratio of Net Charge-Offs to Average Loans	(0.03)%	(0.04)%

(5) Investment Securities

The Company records investment securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of SFAS 115, the Company elected to classify securities individually as either available for sale or held to maturity. Securities classified as held to maturity are recorded at amortized cost. Those classified as available for sale are adjusted to market value through a tax-effected increase or reduction in stockholders' equity.

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of March 31, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale	($ in Thousands)
U.S. Treasuries	$ 2,285	$ 69	$ -	$ 2,354
U.S. Government Agencies
Mortgage Backed	16,682	482	-	17,164
Other	5,822	370	-	6,192
State, County and Municipal	7,185	394	-	7,579

	$31,974	$1,315	$ -	$33,289
Securities Held to Maturity
State, County and Municipal	$ 1,398	$ 106	$ -	$ 1,504

Unrealized holding gains, net of tax, on securities available for sale in the amount of $868,000 have been charged to stockholders' equity as of March 31, 2003.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of March 31, 2003:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.28 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$49,700

Advances Under the Warehouse Line with the FHLB have an Interest Rate of 2.07 Percent. Loans Held for Sale are Pledged as Collateral for the Warehouse Line.	11,904
Federal Funds Purchased	351
Securities Sold Under Agreement to Repurchase	5,974
Total Other Borrowed Money	$67,929

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of all FHLB advances for each of the ensuing years are as follows:

Year	Amount
2003	$44,604
2004	7,000
2005	-
2006	-
Thereafter	10,000
Total	$61,604

(7) Deposits

Components of deposits as of March 31, 2003 are as follows:

$ in Thousands
Demand	$ 74,844
Interest-Bearing Demand	50,424
Savings	59,856
Time, $100,000 and Over	75,229
Other Time	174,556
$434,909

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of March 31, 2003, SNB had $30,518,000 in brokered deposits compared to $36,783,000 at December 31, 2002.

(8) Stockholders' Equity

During 1996, the board of directors of SNB Bancshares, Inc. adopted the 1996 incentive stock option plan which authorizes 81,250 shares to be granted to certain officers and key employees. In May 1996, the board of directors granted key officers the right to purchase 81,250 shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year.

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Stockholders' Equity (Continued)

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

During the first quarter of 2002, the board of directors of SNB Bancshares, Inc. adopted a performance- based incentive stock option plan. Under this plan 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, and an additional 5,000 options were granted at $23.50 in December 2002. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan is based on the Company's performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the three months ended March 31, 2003 follows:
Incentive Stock Options
Granted	307,750
Canceled	22,750
Exercised	10,250
Outstanding, March 31, 2003	274,750
Eligible to be Exercised, March 31, 2003	110,150

The Company is required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of March 31, 2003, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company's actual ratios as of March 31, 2003 are as follows:

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Stockholders' Equity (Continued)

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Minimum
Tier 1 Capital Ratio	9.07%	9.29%	4.00%
Total Capital Ratio	10.20%	10.45%	8.00%
Leverage Ratio	8.48%	8.37%	4.00%

(9) Noncash Financing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2003	2002
Acquisition of Real Estate through Loan Foreclosure	$151,000	$320,000

(10) Other Comprehensive Income

For the three months ended March 31, 2003, other comprehensive income is comprised of the following:
	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Loss Arising During Year	$(30)	$(10)	$(20)
Reclassification Adjustment	-	-	-
Net Unrealized Loss	$(30)	$(10)	$(20)

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying financial statements since the date of acquisition. The initial purchase price approximated $1.4 million, which consists of approximately $1.0 million in cash and 32,345 shares of SNB Bancshares stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and was amortized on the straight-line method over 10 years through December 31, 2001. As a result of the issuance of SFAS No. 142, the goodwill is no longer amortized but is reviewed for impairment.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2002 will equate to 60 percent of Fairfield Financial Services, Inc.'s earnings for the year. Stock payments for 2002 will be based on 40 percent of 2002 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2003 as a result of 2002 earnings is a combination of cash and stock totaling approximately $2 million.

On October 25, 2002, SNB Bancshares, Inc. executed a definitive agreement to acquire all outstanding shares of the Bank of Gray located in Gray (Jones County), Georgia. The stockholders of the Bank of Gray will receive $15,000,000 in cash and 1,571,000 common shares of the Company in a business combination accounted for as a purchase. As of March 31, 2003, the Bank of Gray has total assets and deposits approximating $237,000,000 and $211,000,000, respectively. The acquisition has been approved by all regulatory authorities but is subject to stockholder approval. The vote on the merger will be held at the Company's annual meeting on May 29, 2003. Assuming stockholder approval, the transaction is scheduled to close on May 30, 2003.

(12) Issuance of Trust Preferred Securities

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $18,000,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2003, the floating-rate securities had a 4.53 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as a liability on the balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from the offering were used to retire holding company debt and to fund the proposed acquisition of the Bank of Gray (see Note 11).

PART I, ITEM 2

Financial Information

SNB BANCSHARES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of SNB Bancshares, Inc. and Subsidiaries (SNB's) financial condition and results of operations as of and for the three-month periods ended March 31, 2003 and 2002. The historical financial statements of SNB are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SNB is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank)(SB-Bibb) under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SNB was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SNB. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SNB. SB-Bibb has operated as a wholly-owned subsidiary of SNB since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization.

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates eight full service banking offices and one limited service office in Macon, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SNB acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction and, accordingly, all prior financial information was restated as if this business combination had always existed. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County (SB-Houston) and now operates as a wholly-owned subsidiary of SNB, with four full service banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (Fairfield). The purchase transaction involved a combination of SNB stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Fayetteville, Rincon and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

PART I, ITEM 2 (CONTINUED)

Financial Information (Continued)

Overview (Continued)

Substantially all of the business of SNB is conducted through its two subsidiary banks. Both banks offer a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb and Houston Counties. As of March 31, 2003, SNB had 242 employees on a full-time equivalent basis.

SNB's net income for the three-month period ended March 31, 2003 was $1,569,000 or $0.45 diluted earnings per share compared to $1,329,000 or $0.39 in the same three-month period of the preceding year. The increase in net income for the three months ended March 31, 2003 primarily relates to the growth in the loan portfolio coupled with the Company's success in maintaining net interest margins.

SNB recorded an annualized return on average assets 1.14 percent for the three-month period ended March 31, 2003 compared to 1.08 percent for the same period in 2002. Return on average equity of 15.56 percent was recorded for the three-month period ended March 31, 2003, compared to 15.03 percent for the same period in 2002.

At March 31, 2003, SNB had total assets of $568 million compared to $581 million at December 31, 2002. The decrease is due to a decrease in cash and due from banks. Total interest-earning assets decreased only $4 million or .76 percent to $522 million at March 31, 2003 from $526 million at December 31, 2002.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks decreased approximately $12 million or 39.60 percent to $18.3 million at March 31, 2003 from $30.3 million at December 31, 2002. Federal funds sold decreased by $2.8 million to $465,000 at March 31, 2003 from $3.3 million at December 31, 2002. These decreases are most evident in the analysis of SNB's cash flows from financing activities, which reports cash outflows of $14.4 million.

Investment Securities

Investment securities have decreased $15.6 million or 31.01 percent since December 31, 2002 when investment securities totaled $50.3 million. As of March 31, 2003, investment securities were $34.7 million. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted more assets from the investment portfolio to accommodate the increased loan demand. SNB's investment in securities is largely centered in U.S. Government Agency securities.

PART I, ITEM 2 (CONTINUED)

Financial Information (Continued)

Financial Condition (Continued)

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $455.9 million at March 31, 2003, an increase of $17.5 million or 3.99 percent from $438.4 million at December 31, 2002. The Company continues to experience good growth in its loan portfolio, particularly in the Real Estate-Construction loans. Loans held for sale decreased $2.3 million from $36.0 million at December 31, 2002 to $33.7 million at March 31, 2003.

Nonperforming Assets

The Company's total nonperforming assets were $6.9 million or 1.21 percent of total assets at March 31, 2003 compared to $6.3 million or 1.08 percent at December 31, 2002. Nonperforming loans increased $647,000 or 14.85 percent from $4.4 million at December 31, 2002 to approximately $5.0 million at March 31, 2003. The amount of other real estate owned that was held by the Company on March 31, 2003 amounted to $1,886,000, a decrease of $17,000 or .89 percent since December 31, 2002. The balance in Other Real Estate primarily consists of one individual loan for $2,258,000 offset by a valuation allowance of $751,000. The Company has currently accepted a contract on this property with an expected closing date of September, 2003.

The following table presents the Company's nonperforming assets as of March 31, 2003:

($ in 000's)
Impaired and Other Nonaccrual Loans	$4,985
Loans Past Due 90 Days or More and Still Accruing Interest	2
Restructured Loans not Included in the Above	18
Total Nonperforming Loans	5,005
Other Real Estate Owned	1,886
Total Nonperforming Assets	$6,891

Deposits

Deposits decreased $5.7 million or 1.29 percent from $440.6 million at December 31, 2002 to $434.9 million at March 31, 2003. Interest-bearing deposits decreased $5.4 million or 1.49 percent over the same time period. The decrease in interest-bearing deposits is primarily attributed to the $6.3 million decrease in brokered deposits during the quarter.

PART I, ITEM 2 (CONTINUED)

Financial Information (Continued)

Financial Condition (Continued)

Other Borrowed Money

Other borrowed money amounted to $67.9 million as of March 31, 2003, a decrease of 11.24 percent since December 31, 2002 when other borrowed money totaled $76.5 million. Borrowings from the Federal Home Loan Bank (FHLB) totaled $61.6 million or 90.72 percent of total other borrowed money as of March 31, 2003. The increase in cash, as a result of the issuance of trust preferred securities during the fourth quarter of 2002, was used to reduce borrowed money from the FHLB during the first quarter of 2003.

Equity

At March 31, 2003, total equity was $41.6 million or 7.33 percent of total assets compared to $39.5 million or 6.80 percent of total assets as of December 31, 2002. Total equity increased primarily due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

SNB's net income increased 18.06 percent to $1,569,000 for the three months ended March 31, 2003, compared to $1,329,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans from $405.8 million at March 31, 2002 to $471 million at March 31, 2003.

Net Interest Income

The net interest margin of SNB which is net interest income divided by average-earning assets was 4.34 percent for the first three months of 2003 compared to 4.26 for the first three months of 2002. SNB has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SNB's success is the result of the Company's effective use of external debt and noncore deposits, coupled with renewed marketing efforts to grow local low-cost core deposits.

Total interest income increased to $8.3 million for the three-month period ended March 31, 2003 from $8.0 million during the comparable prior year period. The increase is primarily due to a 16 percent increase in average loans net of loans held for sale for the first quarter of 2003 compared to the first quarter of 2002.

Total interest expense decreased 11.17 percent for the three months ended March 31, 2003 compared to the prior period ended March 31, 2002. This decrease was due to the favorable rate environment which allowed SNB to reprice interest-bearing liabilities at lower rates compared to the same period in the prior year. The Federal Reserve reduced rates 50 basis points on November 5, 2002 to an unprecedented level.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the three-month period ended March 31:

Average Balance Sheets
	2003			2002
($ in thousands)	Average Balances	Income/ Expense	Yields/ Ratio	Average Balances	Income/ Expense	Yields/ Ratio
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$442,223	$7,458	6.75%	$381,258	$6,974	7.32%
Loans Held for Sale	28,732	409	5.69	24,548	376	6.13
Total Loans	470,955	7,867	6.68	405,806	7,350	7.24
Investment Securities
Taxable	28,347	297	4.19	30,556	420	5.50
Tax-Exempt, Tax Equivalent Basis	8,750	153	6.99	7,977	148	7.42
Total Investment Securities	37,097	450	4.85	38,533	568	5.90
Interest-Bearing Deposits in Other Banks	846	2	0.95	2,060	7	1.36
Funds Sold	3,135	10	1.28	8,816	36	1.63
Other Interest-Earning Assets	3,724	56	6.02	3,511	64	7.29
Total Interest-Earning Assets	515,757	8,385	6.50	458,726	8,025	7.00
Noninterest-Earning Assets
Cash	19,005			16,841
Allowance for Loan Losses	(5,603)			(4,196)
Other Assets	23,683			19,825
Total Noninterest-Earning Assets	37,085			32,470
Total Assets	$552,842			$491,196
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$103,966	$ 232	0.89	$ 84,178	$ 232	1.10
Other Time	249,633	1,869	2.99	232,011	2,349	4.05
Total Interest-Bearing Deposits	353,599	2,101	2.38	316,189	2,581	3.27
Other Interest-Bearing Liabilities
Debt	64,930	469	2.89	64,233	520	3.24
Trust Preferred Securities	18,000	199	4.42	-	-	-
Funds Purchased and Securities
Under Agreement to Repurchase	7,708	21	1.09	10,698	41	1.53
Total Other Interest-Bearing Liabilities	90,638	689	3.04	74,931	561	2.99
Total Interest-Bearing Liabilities	444,237	2,790	2.51	391,120	3,142	3.21
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	64,878			61,384
Other Liabilities	3,391			3,333
Stockholders' Equity	40,336			35,359
Total Noninterest-Bearing Liabilities and
Stockholders' Equity	108,605			100,076
Total Liabilities and Stockholders' Equity	$552,842			$491,196
Interest Rate Spread			3.99%			3.78%
Net Interest Income		$5,595			$4,883
Net Interest Margin			4.34%			4.26%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Rate/Volume Analysis	Changes From 2002 to 2003 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans	$1,180	$(663)	$ 517
Securities	(16)	(102)	(118)
Federal Funds Sold	(23)	(3)	(26)
Interest-Bearing Due From Banks	(4)	(1)	(5)
Other Interest-Earning Assets	4	(12)	(8)
Total Interest Income	1,141	(781)	360

Interest Expense
Interest-Bearing Demand and Savings Deposits	55	(55)	-
Time Deposits	178	(658)	(480)
Federal Funds Purchased and Securities Under Agreement to Repurchase	(11)	(9)	(20)
Debt	6	(57)	(51)
Trust Preferred Securities	-	199	199
Total Interest Expense	228	(580)	(352)
Net Interest Income	$ 913	$(201)	$ 712

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

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three-month period ended March 31, 2003, the provision for loan losses totaled $489,000 compared to $540,000 for the comparable prior period.

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

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2003 totaled $4.0 million compared to $3.1 million for the comparable prior period. Mortgage origination fees for the three months ended March 31, 2003 totaled $2.6 million compared to $2.1 for the comparable prior period. This increase was a direct result of the continued strong performance of Fairfield Financial. Service charges on deposits increased 40.11 percent or $288,000 compared to the prior period, primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $1.2 million or 21.42 percent for the first quarter of 2003 over the same period in 2002. Salaries and employee benefits represent $838,000 of this increase. Fairfield salaries and employee benefits accounted for $458,000 of the increase in salaries and employee benefits. The increase correlates with the increase in mortgage origination fees as the salaries are commission driven. Other increases to salaries and employee benefits are the result of staffing of the new location in Brunswick, Georgia as well as annual salary increases.

Income Taxes

Income tax expense totaled $887,000 for the three-month period ended March 31, 2003, compared to $698,000 for the comparable prior period. These amounts resulted in the effective tax rates of 36 percent and 34 percent for 2003 and 2002, respectively.

Liquidity and Capital Adequacy

Stockholders' equity increased to $41.6 million at March 31, 2003 due primarily to retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale totaled $868,000 at March 31, 2003. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 11.95 percent at March 31, 2003. The Company's Tier 1 risk-based capital ratio was 9.07 percent at March 31, 2003.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 8.39 percent at March 31, 2003.

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

At March 31, 2003, both of SNB's subsidiary banks were in compliance with established guidelines.

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

Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits, and other wholesale deposit sources outside the Company's immediate market area. High volumes and activity in mortgage and construction lending at the Fairfield subsidiary since its acquisition in 2000 have required higher levels of sophistication and tracking to ensure adequate liquidity throughout the Company. The falling interest rate environment during 2001 and 2002 accelerated both new and refinancing mortgage activity, placing added pressure on prudent liquidity management. More liquidity measurement tools have been developed for use on a consolidated basis. Internal policies have been updated to monitor the use of various core and noncore funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of March 31, 2003, SNB held $33.3 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2002, the available for sale bond portfolio totaled $36.2 million. Only marketable investment grade bonds are purchased. Although most of the banks' bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it relates to SNB's liquidity posture. SNB had ratios of loans and loans for sale to deposits of 112.7 percent as of March 31, 2003 and 107.7 percent at December 31, 2002. The purchase of the Fairfield mortgage company has increased management's emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratio of loans and loans for sale to all funding sources (including Trust Preferred Securities) at March 31, 2003 and December 31, 2002 were 94.0 percent and 88.4 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company's primary funding source. The stability of the banks' core deposit base is an important factor in SNB's liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2003 and December 31, 2002, the banks had $75.2 million and $81.2 million in certificates of deposit of $100,000 or more. These larger deposits represented 17.3 percent and 18.4 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company's overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past two years. SNB's banks supplemented deposit sources with brokered deposits. As of March 31, 2003, the banks reported $30.5 million, or 7.0 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. To help focus the staff on the generation of local low-cost core deposits, the Company instituted a comprehensive marketing program during 2002 called High Performance Checking.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, SNB and its subsidiaries have established multiple borrowing sources to augment their funds management. SNB has an unsecured line of credit, and borrowing capacity also exists through the membership of the banks in the Federal Home Loan Bank program. The banks have also established overnight borrowing lines for Federal Funds Purchased through various correspondent banks. Additionally, the excess portion of the Trust Preferred Securities issue from December 2002 is available for added liquidity deployment until the Bank of Gray acquisition is consummated in May 2003. Management believes the various funding sources discussed above are adequate to meet the Company's liquidity needs in the future without any material adverse impact on operating results.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Off-Balance Sheet Items

The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments primarily include unfulfilled loan commitments and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for unfulfilled loan commitments and standby letters of credit are represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet transactions.

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2003 and December 31, 2002 approximated $108,697,000 and $76,780,000, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. The Company has commitments under financial standby letters of credit of $2,565,000 as of March 31, 2003 and $1,469,000 as of December 31, 2002 and commitments under performance standby letters of credit of $1,859,000 and $795,000 for the corresponding periods.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company's financial position and/or results of operations. The more critical accounting and reporting policies include the Company's accounting for securities, loans, the allowance for loan losses and income taxes. SNB's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, the Company's significant accounting policies are discussed in detail in the SNB's 2002 financial statements.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

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

PART I, ITEM 3

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

PART I, ITEM 3

Quantitative and Qualitative Disclosures About Market Risk (Continued)

One tool used by SNB to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of SNB's consolidated balance sheet as of March 31, 2003 at various pricing intervals.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12	Subtotal	1 to 5	Over 5
($ in thousands)	or Less	Months	1 Year	Years	Years	Total
Earning Assets
Interest-Bearing Due from Banks	$ 210		$ 210			$ 210
Federal Funds Sold	465		465			465
Investment Securities	260	$ 3,651	3,911	$ 24,425	$ 6,351	34,687
Loans Held for Sale	33,749		33,749			33,749
Loans, Net of Unearned Income	252,754	45,273	298,027	145,571	12,310	455,908
Other Interest-Earning Assets	3,471		3,471			3,471
Total Interest-Earning Assets	290,909	48,924	339,833	169,996	18,661	528,490
Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	50,424		50,424			50,424
Savings (1)	59,856		59,856			59,856
Time Deposits	59,537	150,062	209,599	40,186		249,785
Demand Notes to U.S. Treasury	667		667			667
Other Borrowed Money	39,929	11,000	50,929	7,000	10,000	67,929
Trust Preferred Securities	18,000		18,000			18,000
Total Interest-Bearing Liabilities	228,413	161,062	389,475	47,186	10,000	446,661
Interest-Sensitivity Gap	62,496	(112,138)	(49,642)	122,810	8,661	$ 81,829
Cumulative Interest-Sensitivity Gap	$ 62,496	$ (49,642)	$ (49,642)	$ 73,168	$81,829
Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	11.83%	(21.22)%	(9.39)%	23.24%	1.64%
Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest-Earning Assets	11.83%	(9.39)%	(9.39)%	13.84%	15.48%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

PART I, ITEM 4

Controls and Procedures

After evaluating the Company's disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. Averett Walker, and Chief Financial Officer, James R. McLemore, Jr. have concluded that the Company's controls are effective in accumulating and communicating the information to the Company's management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company's internal controls or other factors that could significantly effect these controls subsequent to the dates of Mr. Walker's and Mr. McLemore's evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

PART II

Other Information

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company's annual report of 10-K Exhibit 99(a) footnote 23, filed with the Securities and Exchange Commission for the year ended December 31, 2002 (File No. 000-23261).

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2003.

PART II

Other Information (Continued)

ITEM 5

Other Information

On March 5, 2003, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission (File 333 - 103554). The joint proxy statement/prospectus contains certain information with respect to its proposed acquisition of the Bank of Gray, as well as matters to be voted upon at the Company's annual meeting on May 29, 2003. Certain portions of the Registration Statement may be incorporated herein by reference.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
(a)	The following is a list of exhibits including items incorporated by reference

	3.1	Articles of Incorporation of SNB Bancshares (incorporated by reference to Exhibit 3(a) to SNB's registration statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).
3.2

Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to SNB's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	3.3	Bylaws of SNB Bancshares, Inc., as amended (incorporated by reference to Exhibit 3.2 to SNB's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).
	4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.
4.2

Form of Certificate for SNB Bancshares, Inc. (incorporated herein by reference as Exhibit 4.1 to SNB's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	10.1	SNB Bancshares 1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant's Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).
	10.2	SNB Bancshares 1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant's definitive proxy statement (File No. 000-23261) filed on March 30, 1999).
	10.3	SNB Bancshares 2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant's definitive proxy statement (File No. 000-23261) filed on March 15, 2002).
	10.4	Employment Agreement with H. Averett Walker dated January 1, 2002.
	10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002.

PART II

Other Information (Continued)

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K (Continued)
	10.6	Employment Agreement with James R. McLemore dated December 1, 2002.
	10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant's Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).
	10.8	Proposed Employment Agreement between SNB Bancshares, Security Interim Bank and Thad G. Childs, Jr. to be entered into upon consummation of the merger.
	10.9	Proposed Employment Agreement between SNB Bancshares, Security Interim Bank and John C. Childs, Jr. to be entered into upon consummation of the merger.
	11	Statement of Computation of Net Income Per Share
	99.1	Certificate of CEO and CFO
(b)	Reports on Form 8-K:

On January 24, 2003, SNB Bancshares, Inc. filed Form 8-K (Item 5 - Other Events) to report the press release issued on January 23, 2003. The press release announced results for the year and quarter ended December 31, 2002, as well as the Company's outlook for 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SNB Bancshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SNB BANCSHARES, INC.
/s/ H. AVERETT WALKER H. Averett Walker Chief Executive Officer

Date:5/14/03

/s/ JAMES R. McLEMORE, JR James R. McLemore, Jr. Chief Financial Officer

Date:5/14/03

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Shares	Earnings Per Share	Shares	EarningsPer Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,411	$0.46	3,376	$0.39
Diluted
Average Shares Outstanding	3,411		3,376
Common Stock Equivalents	102		16
	3,513	$0.45	3,392	$0.39

EXHIBIT 99.1

CERTIFICATION

I, H. Averett Walker, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10Q of SNB Bancshares, Inc. (the "Report");

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

May 14, 2003

/s/ H. AVERETT WALKER

H. Averett Walker

Chief Executive Officer

EXHIBIT 99.1

CERTIFICATION

I, James R. McLemore, Jr., Chief Financial Officer, certify that:
1. I have reviewed this quarterly report on Form 10Q of SNB Bancshares, Inc. (the "Report");

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

May 14, 2003

JAMES R. McLEMORE, JR.

James R. McLemore, Jr.

Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. Sect. 1350

AS ADOPTED PURSUANT TO

Sect. 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q of SNB Bancshares, Inc. (the Company) for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the Date hereof (the Report), H. Averett Walker, Chief Executive Officer of the Company, and James R. McLemore, Jr., Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Sect. 1350, as adopted pursuant to Sect. 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

May 14, 2003

H.AVERETT WALKER

H. Averett Walker

Chief Executive Officer

May 14, 2003

JAMES R. McLEMORE

James R. McLemore, Jr.

Chief Financial Officer

This certification accompanies this Report pursuant to Sect. 906 of the Sarbanes-Oxley Act 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Sect. 18 of the Securities Exchange Act of 1934, as amended.