Form 10-Q
period 2003-06-30
SECURITY BANK CORP
filed 2003-08-13
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from	____	to	_____
Commission File Number	000-23261
SECURITY BANK CORPORATION
(Name of Small Business Issuer in its Charter)
GEORGIA			58-2107916
State or Other Jurisdiction of Incorporation or Organization			(I.R.S. Employer Identification No.)
4219 FORSYTH ROAD, MACON, GEORGIA 31210
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number	(478) 722-6200
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). _X_Yes _ No
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,006,734 Shares of $1 par value common stock as of August 8, 2003
DOCUMENTS INCORPORATED BY REFERENCE

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS

	June 30, 2003 (Unaudited)	December 31, 2002
Cash and Due from Banks	$ 32,436	$ 29,940
Interest-Bearing Deposits	1,585	356
Federal Funds Sold	14,345	3,327
Investments Securities	95,773	50,291
Federal Home Loan Bank Stock, at Cost	4,058	3,614
Loans Held for Sale	42,308	35,955
Loans	636,606	432,966
Premises and Equipment	16,975	13,110
Other Real Estate	3,393	1,903
Goodwill	24,688	1,900
Other Assets	10,978	7,400
Total Assets	$883,145	$580,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$706,743	$440,632
Demand Notes to U.S. Treasury	743	1,274
Other Borrowed Money	78,770	76,479
Guaranteed Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust	18,000	18,000
Other Liabilities	6,640	4,829
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 5,006,734 and 3,398,317 shares, Respectively	5,007	3,398
Paid-In Capital	42,086	13,353
Retained Earnings	24,523	21,909
Restricted Stock - Unearned Compensation	(117)	-
Accumulated Other Comprehensive Income, Net of Tax	750	888
	72,249	39,548
Total Liabilities and Stockholders' Equity	$883,145	$580,762

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2003	2002
Interest Income
Loans, Including Fees	$ 9,201	$ 7,482
Federal Funds Sold	15	17
Investment Securities	529	585
Other	43	16
	9,788	8,100
Interest Expense
Deposits	2,507	2,504
Federal Funds Purchased	15	24
Demand Notes Issued to the U.S. Treasury	1	2
FHLB Loans	367	407
Repurchase Agreements	13	27
Trust Preferred Securities	212
Other	30	79
	3,145	3,043
Net Interest Income	6,643	5,057
Provision for Loan Losses	857	510
Net Interest Income After Provision for Loan Losses	5,786	4,547
Noninterest Income
Service Charges on Deposits	1,161	781
Other Service Charges, Commissions and Fees	169	135
Securities Gains	35	-
Mortgage Origination Fees	3,017	1,872
Other	341	103
	4,723	2,891
Noninterest Expense
Salaries and Employee Benefits	4,679	3,194
Occupancy and Equipment	743	598
Data Processing	314	187
Office Supplies and Printing	176	153
Telephone Expense	103	154
Marketing Expense	259	207
Other	1,142	742
	7,416	5,235
Income Before Income Taxes	3,093	2,203
Income Taxes	1,205	834
Net Income	$ 1,888	$ 1,369
Basic Earnings Per Share	$ .47	$ 0.41
Diluted Earnings Per Share	$ .46	$ 0.40
Weighted Average Common Shares Outstanding	3,983,174	3,388,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)

	2003	2002
Net Income	$1,888	$1,369
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	(118)	366
Comprehensive Income	$1,770	$1,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2003	2002
Interest Income
Loans, Including Fees	$ 17,068	$ 14,832
Federal Funds Sold	25	53
Investment Securities	927	1,065
Other	101	125
	18,121	16,075
Interest Expense
Deposits	4,608	5,085
Federal Funds Purchased	25	42
Demand Notes Issued to the U.S. Treasury	3	5
FHLB Loans	831	849
Repurchase Agreements	24	49
Trust Preferred Securities	411	-
Other	33	154
	5,935	6,184
Net Interest Income	12,186	9,891
Provision for Loan Losses	1,346	1,050
Net Interest Income After Provision for Loan Losses	10,840	8,841
Noninterest Income
Service Charges on Deposits	2,167	1,499
Other Service Charges, Commissions and Fees	326	244
Securities Gains	35	134
Mortgage Origination Fees	5,686	3,925
Other	463	218
	8,677	6,020
Noninterest Expense
Salaries and Employee Benefits	8,742	6,419
Occupancy and Equipment	1,423	1,196
Data Processing	557	331
Marketing	525	379
Office Supplies and Printing	305	295
Telephone	208	319
Other	2,208	1,692
	13,968	10,631
Income Before Income Taxes	5,549	4,230
Income Taxes	2,092	1,532
Net Income	$ 3,457	$ 2,698
Basic Earnings Per Share	$ .93	$ 0.80
Diluted Earnings Per Share	$ .90	$ 0.78
Weighted Average Common Shares Outstanding	3,698,629	3,382,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)
	2003	2002

Net Income	$3,457	$2,698
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	(138)	165
Comprehensive Income	$3,319	$2,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30 (UNAUDITED) ($ IN THOUSANDS)
	2003	2002
Cash Flows From Operating Activities	$ (1,214)	$ 2,620
Cash Flows from Investing Activities
Interest-Bearing Deposits in Other Banks	(1,190)	316
Purchases of Securities Available for Sale	(12,398)	(10,911)
Sale of Securities Available for Sale	-	2,556
Maturities of Securities Available for Sale	25,502	5,533
Maturities of Securities Held to Maturity	12,700	9,711
Sale of Federal Home Loan Bank Stock	340	333
Net Loans Made to Customers	(66,933)	(7,600)
Purchase of Premises and Equipment, Net	(672)	(2,292)
Proceeds from Sale of Other Real Estate	299	-
Cash Received in Business Acquisition, Net	2,249	-
	(40,103)	(2,354)
Cash Flows from Financing Activities
Net Increase (Decrease) in Noninterest-Bearing Deposits	2,991	(9,669)
Net Increase (Decrease) in Interest-Bearing Deposits	50,073	33,995
Proceeds from (Repayment of) Federal Funds Purchased and Repurchase Agreements	1,087	(6,658)
Proceeds from (Repayment of) Demand Note to the U.S. Treasury	(531)	804
Advances from (Principal Payments on) Other Borrowed Money	1,204	(13,539)
Dividends Paid	(843)	(576)
Issuance of Common Stock	850	235
	54,831	4,592
Net Increase in Cash and Cash Equivalents	13,514	4,858
Cash and Cash Equivalents, Beginning	33,267	17,656
Cash and Cash Equivalents, Ending	$ 46,781	$ 22,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include Security Bank Corporation (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank) located in Macon, Georgia, Security Bank of Houston County (formerly Crossroads Bank of Georgia) located in Perry, Georgia, Security Bank of Jones County (formerly Bank of Gray) located in Gray, Georgia (the Banks) and Security Bank Corporation Statutory Trust I. The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000. All intercompany accounts have been eliminated in consolidation.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 also applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of June 30, 2003 and December 31, 2002, the Company had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity which is exempt from the consolidation requirements of FIN 46.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Bank to de-consolidate its investment in Security Bank Corporation Statutory Trust I (the Trust) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

PART I, ITEM 1 (CONTINUED)

Financial Information

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Security Bank Corporation (SBC) does not believe that the adoption of SFAS No. 149 will have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. SBC does not believe that the adoption of SFAS No. 150 will have a material effect on the Company's financial position or results of operations.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the period ended June 30, 2003 includes approximately $5,700,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of June 30, 2003 are comprised of the following:

($ in Thousands)
Commercial	$ 51,187
Real Estate-Construction	240,745
Real Estate-Other	314,494
Installment Loans to Individuals for Personal Expenditures	35,955
All Other	3,346
645,727
Allowance for Loan Losses	(8,475)
Unearned Interest and Fees	(646)
$ 636,606

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

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2003 under the requirements of SFAS 128:

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)
	Six Months Ended June 30, 2003	Three Months Ended June 30, 2003
Basic Earnings Per Share
Net Income Per Common Share	$ .93	$ .47
Weighted Average Common Shares	3,698,629	3,983,174
Diluted Earnings Per Share
Net Income Per Common Share	$ .90	$ .46
Weighted Average Common Shares	3,830,820	4,117,203

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $32.1367 and $31.4079 for the three- and six-month periods. The Company's stock is quoted on the NASDAQ market under the symbol SBKC.

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Historically the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock based compensation plans. Accordingly, no compensation expense has been recognized for the Company's stock option plans in the past. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25. During the second quarter of 2003 and 2002, there were options granted prior to 2002 which vested. If compensation expense for these awards were determined on the basis of SFAS 123, net income and earnings per share would have been reduced as shown in the proforma information presented hereafter:
	Six Months Ended as of June 30		Three Months Ended as of June 30
	2003	2002	2003	2002

Net Income
As Reported	$3,457	$2,698	$1,888	$1,369
Proforma	3,403	2,644	1,834	1,315
Basic Earnings Per Share
As Reported	.93	.80	.47	.41
Proforma	.92	.78	.46	.39
Diluted Earnings Per Share
As Reported	.90	.78	.46	.40
Proforma	.89	.76	.44	.38

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

The following table presents the Company's loan loss experience on all loans for the three months ended June 30:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, April 1	$ 5,812	$4,472
Charge-Offs
Commercial, Financial and Agricultural	770	48
Real Estate - Mortgage	518	-
Consumer	128	100
	1,416	148
Recoveries
Commercial, Financial and Agricultural	20	12
Real Estate - Mortgage	275	1
Consumer	38	11
	333	24

Net Charge-Offs	1,083	124
Business Combination, Bank of Gray	2,889	-
Provision for Loan Losses	857	510
Allowance for Loan Losses, June 30	$ 8,475	$4,858
Ratio of Net Charge-Offs to Average Loans	(0.16)%	(0.03)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the six months ended June 30:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, January 1	$5,479	$4,099
Charge-Offs
Commercial, Financial and Agricultural	781	103
Real Estate - Mortgage	629	69
Consumer	221	196
	1,631	368
Recoveries
Commercial, Financial and Agricultural	22	36
Real Estate - Mortgage	294	1
Consumer	76	40
	392	77
Net Charge-Offs	1,239	291
Business Combination, Bank of Gray	2,889	-
Provision for Loan Losses	1,346	1,050
Allowance for Loan Losses, June 30	$8,475	$4,858
Ratio of Net Charge-Offs to Average Loans	(0.20)%	(0.07)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of June 30, 2003 are summarized as follows:

Securities Available for Sale	AmortizedCost	Gross UnrealizedGains	Gross UnrealizedLosses	Fair Value
	($ in Thousands)
U.S. Treasuries	$ 2,280	$ 65		$ 2,345
U.S. Government Agencies
Mortgage Backed	51,504	658	$(51)	52,111
Other	22,509	717		23,226
State, County and Municipal	15,531	1,162		16,693
	$91,824	$2,602	$(51)	$94,375
Securities Held to Maturity
State, County and Municipal	$ 1,398	$ 98	$ -	$ 1,496

Unrealized holding gains, net of tax, on securities available for sale in the amount of $750,000 have been charged to stockholders' equity as of June 30, 2003.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of June 30, 2003:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.50 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$45,700

Advances under the Warehouse Line with the FHLB have an interest rate of 2.00 percent. Loans held for sale are pledged as collateral for the Warehouse Line.	17,005
$17,000,000 Line-of-Credit with The Bankers Bank, Maturing on January 1, 2013. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by Security Bank Corporation in Security Bank of Bibb County and Security Bank of Houston County.	3,000

Federal Funds Purchased	7,423

Securities Sold Under Agreement to Repurchase	5,642

Total Other Borrowed Money	$78,770

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	Amount
2003	$20,005
2004	7,000
2005	25,700
2006	-
Thereafter	13,000
$65,705

(7) Deposits

Components of deposits as of June 30, 2003 are as follows:

$ in Thousands
Demand	$ 94,440
Interest-Bearing Demand	74,231
Savings	102,532
Time, $100,000 and Over	140,251
Other Time	295,289
$706,743

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of June 30, 2003, the Company had $44,864,000 in brokered deposits compared to $36,783,000 at December 31, 2002.

(8) Stockholders, Equity

During 1996, the board of directors of Security Bank Corporation adopted the 1996 incentive stock option plan which authorizes 81,250 shares to be granted to certain officers and key employees. In May 1996, the board of directors granted key officers the right to purchase 81,250 shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. Unexercised options expire at the end of the tenth year.

In 1999, the board of directors of Security Bank Corporation adopted another incentive stock option plan which authorizes 125,000 shares to be granted to certain officers and key employees. Those officers and key employees are granted the right to purchase shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and an additional 10,000 options were granted at $17.94 per share in September 1999.

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Stockholders' Equity (Continued)

An additional 25,500 options were granted at $13.00 per share in August 2000 under this same plan. The terms of the 1999 incentive stock option plan are essentially the same as the 1996 incentive stock option plan.

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, and an additional 5,000 options were granted at $23.50 in December 2002. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan is based on the Company's performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the six months ended June 30, 2003 follows:
Incentive Stock Options
Outstanding, December 31, 2002	274,750
Granted	-
Canceled	-
Exercised	-
Outstanding, June 30, 2003	274,750
Eligible to be Exercised, June 30, 2003	136,256

The Banks are required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of June 30, 2003, the Banks are required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Banks' actual ratios as of June 30, 2003 are as follows:

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Minimum
Tier 1 Capital Ratio	9.06%	9.13%	11.17%	4.00%
Total Capital Ratio	10.24%	10.27%	12.42%	8.00%
Leverage Ratio	8.28%	8.48%	8.20%	4.00%

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Noncash Financing Activities

Noncash investing activities for the six months ended June 30 are as follows:
	2003	2002
	($ in Thousands)
Acquisition of Real Estate through Loan Foreclosure	$1,477	$424

(10) Other Comprehensive Income

For the six months ended June 30, 2003, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Loss Arising During Year	$(174)	$(59)	$(115)
Reclassification Adjustment	(35)	(12)	(23)
Net Unrealized Loss	$(209)	$(71)	$(138)

(11) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying financial statements since the date of acquisition. The initial purchase price approximated $1.4 million, which consists of approximately $1.0 million in cash and 32,345 shares of Security Bank Corporation stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and has been amortized on the straight-line method over 10 years through December 31, 2001. As a result of the issuance of SFAS No. 142, the goodwill is no longer amortized but is being reviewed for impairment.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2003 will equate to 40 percent of Fairfield Financial Services, Inc.'s earnings for the year. Stock payments for 2003 will be based on 60 percent of 2003 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2003 as a result of 2002 earnings is a combination of cash and stock totaling approximately $2 million.

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Acquisition of Assets (Continued)

On October 25, 2002, Security Bank Corporation executed a definitive agreement to acquire all outstanding shares of the Bank of Gray located in Gray (Jones County), Georgia. The stockholders of the Bank of Gray received $15,000,000 in cash and 1,571,000 common shares of the Company in a business combination accounted for as a purchase. The merger was approved at the Company's annual meeting on May 29, 2003 and closed on May 30, 2003. Results of operations for the Bank of Gray are included in the consolidated financial statements since that date. The acquisition was made for the purpose of increasing the Company's market share in the Middle Georgia area.

Following are proforma amounts assuming that the acquisition was made on January 1, 2002:
	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Interest Income	$23,808	$23,485	$12,032	$11,808
Net Income	4,414	4,445	1,956	2,295
Earnings Per Share
Basic	$ .88	$ .90	$ .39	$ .46
Diluted	.86	.88	.38	.46

(12) Issuance of Trust Preferred Securities

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $18,000,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2003, the floating-rate securities had a 4.54 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as a liability on the balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from the offering were used to retire holding company debt and to fund the acquisition of the Bank of Gray (see Note 11).

(13) Restricted Stock-Unearned Compensation

In 2003, the board of directors of Security Bank Corporation adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 5,000. During 2003, all 5,000 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders' equity. The cost of these shares is being amortized against earnings using the straight-line method over five years (the restriction period).

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of Security Bank Corporation and Subsidiaries (SBC's) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2003 and 2002. The historical financial statements of SBC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SBC is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank )("SB-Bibb") under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SBC was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SBC. The reorganization was effective on September 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SBC. SB-Bibb has operated as a wholly-owned subsidiary of SBC since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization.

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates eight full service banking offices and one limited service office in Macon, Georgia. The bank also operates one full service banking office in Brunswick, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SBC acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interests stock swap transaction. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County ("SB-Houston") and now operates as a wholly-owned subsidiary of SBC, with four full service banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. ("Fairfield"). The purchase transaction involved a combination of SBC stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Columbus, Warner Robins, Richmond Hill, Stockbridge, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

PART I, ITEM 2 (CONTINUED)

Financial Information

Overview (Continued)

On May 30, 2003, SBC acquired all outstanding shares of the Bank of Gray located in Gray, Georgia. The two companies merged in a business combination accounted for as a purchase. The stockholders of the Bank of Gray received a combination of SBC stock and cash consideration. On the acquisition date the Bank of Gray officially changed its name to Security Bank of Jones County ("SB-Jones").

Substantially all of the business of SBC is conducted through its three subsidiary banks. Each bank offers a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb, Jones and Houston Counties. As of June 30, 2003, SBC had 288 employees on a full-time equivalent basis.

SBC's net income for the three-month and six-month periods ended June 30, 2003 was $1,888,000 or $0.46 diluted earnings per share and $3,457,000 or $0.90 diluted earnings per share, respectively, compared to $1,369,000 or $0.40 and $2,698,000 or $0.78 in the same three-month and six-month periods of the preceding year. The increase in net income for the three months and six months ended June 30, 2003 primarily relates to the growth in the loan portfolio, core deposits and mortgage fee income coupled with the Company's success in maintaining net interest margins.

The Company recorded an annualized return on average assets of 1.12 percent for the six-month period ended June 30, 2003 compared to 1.09 percent for the same period in 2002. Return on average equity of 14.57 percent was recorded for the six-month period ended June 30, 2003, compared to 15.03 percent for the same period in 2002.

At June 30, 2003, the Company had total assets of $883 million compared to $581 million at December 31, 2002. At June 30, 2002, the Company had total assets of $512 million compared to $505 million at December 31, 2001. Total interest-earning assets increased $267 million or 50.76 percent to $793 million at June 30, 2003 from $526 million at December 31, 2002. The increases in total assets and interest-earning assets compared to December 31, 2002 are primarily due to the acquisition of the Bank of Gray.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits increased approximately $3.7 million or 12.21 percent to $34 million at June 30, 2003 from $30.3 million at December 31, 2002. Federal funds sold increased by $11 million to $14.3 million at June 30, 2003 from $3.3 million at December 31, 2002. The sources of these increases are most evident in the analysis of the Company's cash flows from financing activities, which reports cash inflows from interest-bearing deposits of approximately $50 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have increased $45.5 million or 90.46 percent since December 31, 2002 when investment securities totaled $50.3 million. As of June 30, 2003, investment securities were $95.8 million. The Company gained $64.9 million in investment securities due to the acquisition of the Bank of Gray. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted approximately $19.4 million from the investment portfolio to accommodate the increased loan demand. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $645.1 million at June 30, 2003, an increase of $206.7 million or 47.2 percent from $438.4 million at December 31, 2002. As a result of the Bank of Gray acquisition, loans increased $144.8 million. The Company continues to experience good growth in its loan portfolio, particularly in the real estate construction loans. Loans held for sale increased $6.3 million from $36.0 million at December 31, 2002 to $42.3 million at June 30, 2003.

Nonperforming Assets

The Company's total nonperforming assets were $10.9 million or 1.23 percent of total assets at June 30, 2003 compared to $6.3 million or 1.08 percent at December 31, 2002. Nonperforming loans increased $3.1 million or 70.45 percent from $4.4 million at December 31, 2002 to approximately $7.5 million at June 30, 2003. The increase consists of nonaccruals at Security Bank of Jones County of $1.2 million as well as one relationship on Fairfield Financial Services of $2.2 million. The amount of other real estate owned that was held by the Company on June 30, 2003 totaled $3.4 million, an increase of $1,500,000 since December 31, 2002. Forty-three percent of the balance in other real estate relates to the foreclosure on one relationship. The remaining balance consists of two foreclosures during the second quarter for approximately $826,000 as well as other real estate of $433,000 acquired from the Bank of Gray merger.

The following table presents the Company's nonperforming assets as of June 30, 2003:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$ 7,285
Loans Past Due 90 Days or More and Still Accruing Interest	185
Restructured Loans not Included in the Above	16
Total Nonperforming Loans	7,486
Other Real Estate Owned	3,393
Total Nonperforming Assets	$10,879

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Deposits

Total deposits increased $266.1 million or 60.4 percent from $440.6 million at December 31, 2002 to $706.7 million at June 30, 2003. The Bank of Gray merger accounted for $217.6 million or 81.8 percent of the increase. Excluding the Bank of Gray, interest-bearing deposits grew by $45.3 million compared to December 31, 2002 or 17 percent of the total increase in deposits. This increase is due to an increase of $34.6 million in brokered and wholesale certificates of deposit. Further discussion of the Company's use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Other Borrowed Money

Other borrowed money totaled $78.8 million as of June 30, 2003, an increase of 3 percent since December 31, 2002 when other borrowed money totaled $76.5 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $62.7 million or 79.6 percent of total other borrowed money as of June 30, 2003. Management utilized the majority of these borrowings to fund additional loan requests.

Equity

At June 30, 2003, total equity was $72.2 million or 8.2 percent of total assets compared to $39.5 million or 6.8 percent of total assets as of December 31, 2002. Total equity increased $32.7 million primarily due to the issuance of 1,571,000 common stock shares at a cost of $29.4 million as a result of the Bank of Gray acquisition. Total equity also increased approximately $850,000 due to the stock portion of the 2002 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

The Company's net income increased 28.13 percent to $3,457,000 for the six months ended June 30, 2003, compared to $2,698,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans from $410.7 million at June 30, 2002 to $516.4 million at June 30, 2003 coupled with the Company's success in maintaining its net interest margin.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.30 percent for the six-month period ended June 30, 2003 compared to 4.33 percent for the same six-month period of the preceeding year. The Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBC's success is the result of the Company's effective use of external debt and noncore deposits, coupled with renewed marketing efforts to grow low-cost core deposits.

Total interest income increased to $9.8 million and $18.1 million for the three- and six-month periods ended June 30, 2003, respectively, from $8.1 million and $16.1 million during the comparable prior year periods, respectively. The increase is due to the increase in average loans.

Total interest expense decreased 4.03 percent for the six months ended June 30, 2003 compared to the prior periods ended June 30, 2002. Again, this decrease was due to the favorable rate environment which allowed SBC to reprice interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the six-month periods ended June 30:

Average Balance Sheets
	2003			2002
($ in thousands)	Average Balances	Income/ Expense	Yields/ Ratio	Average Balances	Income/ Expense	Yields/ Ratio
Assets Interest-Bearing Assets
Loans, Net of Unearned Income
Taxable	$483,339	$16,203	6.70%	$393,400	$14,302	7.27%
Loans Held for Sale	33,093	865	5.23	17,297	530	6.13
Total Loans	516,432	17,068	6.61	410,697	14,832	7.22
Investment Securities
Taxable	36,559	697	3.81	31,833	871	5.47
Tax-Exempt, Tax Equivalent Basis	9,994	348	6.96	8,025	295	7.35
Total Investment Securities	46,553	1,045	4.49	39,858	1,166	5.85
Interest-Bearing Deposits in Other Banks	895	5	1.12	1,191	23	3.86
Funds Sold	4,057	25	1.23	6,095	53	1.74
Other Interest-Earning Assets	3,940	96	4.87	3,298	102	6.19
Total Interest-Earning Assets	571,877	18,239	6.38	461,139	16,176	7.02
Noninterest-Earning Assets
Cash	20,046			16,938
Allowance for Loan Losses	(6,129)			(4,398)
Other Assets	29,831			21,085
Total Noninterest-Earning Assets	43,748			33,625
Total Assets	$615,625			$494,764
Liabilities and Stockholders' Equity Interest-Bearing Liabilities Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$116,226	$ 520	0.89	$ 84,028	$ 475	1.13
Other Time	283,381	4,088	2.89	237,632	4,610	3.88
Total Interest-Bearing Deposits	399,607	4,608	2.31	321,660	5,085	3.16
Other Interest-Bearing Liabilities
Debt	69,502	867	2.49	60,319	1,007	3.34
Trust Preferred Securities	18,000	411	4.57	-	-	-
Funds Purchased and Securities Under Agreement to Repurchase	8,646	49	1.13	12,098	92	1.52
Total Other Interest-Bearing Liabilities	96,148	1,327	2.76	72,417	1,099	3.04
Total Interest-Bearing Liabilities	495,755	5,935	2.39	394,077	6,184	3.14
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	68,580			61,540
Other Liabilities	3,829			3,238
Stockholders' Equity	47,461			35,909
Total Noninterest-Bearing Liabilities and
Stockholders' Equity	119,870			100,687
Total Liabilities and Stockholders' Equity	$615,625			$494,764
Interest Rate Spread			3.98%			3.88%
Net Interest Income		$12,304			$9,992
Net Interest Margin			4.30%			4.33%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.
Rate/Volume Analysis	Changes From 2002 to 2003 (1)
	Volume	Rate	Total
	($ in Thousands)
Interest Income
Loans, Net	$3,819	$(1,583)	$2,236
Investment Securities
Taxable	129	(303)	(174)
Tax-Exempt	72	(19)	53
Total Investment Securities	201	(322)	(121)
Interest-Bearing Deposits in Other Banks	(6)	(12)	(18)
Funds Sold	(18)	(10)	(28)
Other Interest-Earning Assets	20	(26)	(6)
Total Interest Income	4,016	(1,953)	2,063
Interest Expense
Interest-Bearing Demand and Savings Deposits	182	(137)	45
Time Deposits	888	(1,410)	(522)
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	(26)	(17)	(43)
Trust Preferred Securities	-	411	411
Other Debt	153	(293)	(140)
Total Interest Expense	1,197	(1,446)	(249)
Net Interest Income	$2,819	$ (507)	$2,312

(1)Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and six-month periods ended June 30, 2003, the provision for loan losses totaled $857,000 and $1,346,000, respectively.

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

Noninterest Income and Expense

Noninterest income for the three and six months ended June 30, 2003 totaled $4.7 million and $8.7 million, respectively, compared to $2.9 million and $6.1 million for the comparable prior periods. Mortgage origination fees for the six months ended June 30, 2003 totaled $5.7 million compared to $3.9 million for the comparable prior period. This increase was a direct result of the continued strong performance of Fairfield Financial. Service charges on deposits increased 48.7 percent and 44.6 percent for the three- and six-months periods ended June 30, 2003 compared to the prior periods. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $3.3 million or 31.4 percent for the six months ended June 30, 2003 over the same period in 2002. Salaries and employee benefits represent $2.3 million of this increase. Fairfield salaries and employee benefits accounted for $1.4 million of the increase in salaries and employee benefits. The increase correlates with the increase in mortgage origination fees as the salaries are commission driven. Other increases to salaries and employee benefits are the result of staffing of the new location in Brunswick, Georgia as well as annual salary increases.

Income Taxes

Income tax expense totaled $1.2 million and $2.1 million for the three- and six-month periods ended June 30, 2003, compared to $834,000 and $1.5 million for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of approximately 38 percent and 37 percent for 2003 and 2002, respectively.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders' equity increased to $72.2 million at June 30, 2003 due to the Bank of Gray acquisition and retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale net of taxes totaled $750,000 at June 30, 2003. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 10.41 percent at June 30, 2003. The Company's Tier 1 risk-based capital ratio was 8.29 percent at June 30, 2003.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 8.80 percent at June 30, 2003.

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

At June 30, 2003, each of the Company's subsidiary banks were in compliance with established guidelines.

SBC, primarily through the actions of its subsidiary banks, engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Needs are met through loan repayments, net interest and fee income, and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits, and external borrowings.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of June 30, 2003, SBC held $94.4 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2002, the available for sale bond portfolio totaled $36.2 million. Only marketable investment grade bonds are purchased. Although most of the banks' bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it relates to SBC's liquidity posture. SBC had ratios of loans and loans for sale to deposits of 97.4 percent as of June 30, 2003 and 107.7 percent at December 31, 2002. The purchase of the Fairfield mortgage company has increased management's emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (including Trust Preferred Securities) at June 30, 2003 and December 31, 2002 were 85.6 percent and 88.4 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company's primary funding source. The stability of the banks' core deposit base is an important factor in SBC's liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2003 and December 31, 2002, the banks had $140.3 million and $81.2 million in certificates of deposit of $100,000 or more. These larger deposits represented 19.8 percent and 18.4 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company's overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past couple of years. SBC's banks supplemented deposit sources with brokered deposits. As of June 30, 2003, the banks reported $44.9 million, or 6.35 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. To help focus the staff on the generation of local low-cost core deposits, the Company instituted a comprehensive marketing program during 2002 called High Performance Checking.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, SBC and its subsidiaries have established multiple borrowing sources to augment their funds management. SBC has an unsecured line of credit, and borrowing capacity also exists through the membership of the banks in the Federal Home Loan Bank program. The banks have also established overnight borrowing lines for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company's liquidity needs in the future without any material adverse impact on operating results.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of June 30, 2003 and December 31, 2002 approximated $156,392,000 and $76,780,000, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. The Company has commitments under financial standby letters of credit of $3,297,000 as of June 30, 2003 and $1,469,000 as of December 31, 2002 and commitments under performance standby letters of credit of $1,759,000 and $795,000 for the corresponding periods.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company's financial position and/or results of operations. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective or complete.

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and historical loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgemental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Critical Accounting Policies (Continued)

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

SBC's financial performance is impacted by, among other factors, interest rate risk and credit risk. SBC does not use derivatives to mitigate credit risk, relying instead on a loan review process and the provision for loan losses. See Provision for Loan Losses herein.

The management of interest rate risk is the primary goal of SBC's asset/liability management function. SBC attempts to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. SBC's asset/liability mix is sufficiently balanced so that the effect on net interest income of interest rate moves in either direction is not expected to be significant over time.

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

One tool used by SBC to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of SBC's consolidated balance sheet as of June 30, 2003 at various pricing intervals.

	Assets and Liabilities Repricing Within
($ in thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$ 1,585		$ 1,585			$ 1,585
Federal Funds Sold	14,345		14,345			14,345
Investment Securities	2,360	$ 7,210	9,570	$ 67,345	$18,858	95,773
Loans, Net of Unearned Income	192,082	175,172	367,254	256,662	21,165	645,081
Other Interest-Earning Assets	46,366		46,366			46,366
Total Interest-Earning Assets	256,738	182,382	439,120	324,007	40,023	803,150
Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	74,231		74,231			74,231
Savings (1)	102,532		102,532			102,532
Time Deposits	97,595	244,073	341,668	93,872		435,540
Federal Funds Purchased, Repurchase Agreement and Demand Notes to US Treasury	13,808		13,808			13,808
Other Borrowed Money	17,005	3,000	20,005	32,700	13,000	65,705
Trust Preferred Securities	18,000		18,000			18,000
Total Interest-Bearing Liabilities	323,171	247,073	570,244	126,572	13,000	709,816
Interest-Sensitivity Gap	(66,433)	(64,691)	(131,124)	197,435	27,023	93,334
Cumulative Interest-Sensitivity Gap	$ (66,433)	$(131,124)	$(131,124)	$ 66,311	$93,334
Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	(8.27)%	(8.05)%	(16.33)%	24.58%	3.36%
Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest-Earning Assets	(8.27)%	(16.33)%	(16.33)%	8.26%	11.62%

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

PART II

Other Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

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

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

The Annual Shareholder Meeting of the Company was held on May 29, 2003. At the annual meeting, the following matters were submitted to a vote:

(I) Proposal No. 001-M Approve the acquisition of Bank of Gray - received 72.3 percent of voting shares.

(II) Proposal No. 002-P Election of Directors for Class 2006 - received 99.8 percent of voting shares. Those directors are: Robert C. Ham, Joe E. Timberlake, III, Robert T. Mullis and H. Cullen Talton, Jr.

(III) Proposal No 003-M Approve the Change of the Company's name from SNB Bancshares, Inc. to Security Bank Corporation - received 84.3 percent of voting shares.

PART II

Other Information (Continued)

ITEM 5

Other Information

Not Applicable.

ITEM 6

Exhibits and Reports on Form 8-K

(a)	The following is a list of exhibits including items incorporated by reference

	3.1	Articles of Incorporation of SBC (incorporated by reference to Exhibit 3(a) to SBC's registration statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2

Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to SBC's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	3.3	Bylaws of SBC, as amended (incorporated by reference to Exhibit 3.2 to SBC's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

	4.2	Form of Certificate for SBC (incorporated herein by reference as Exhibit 4.1 to SBC's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	10.1	SBC 1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant's Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

	10.2	SBC 1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant's definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

	10.3	SBC 2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant's definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

	10.4	Employment Agreement with H. Averett Walker dated January 1, 2002.

	10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002.

PART II

Other Information (Continued)

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K (Continued)
	10.6	Employment Agreement with James R. McLemore dated December 1, 2002.

	10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant's Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

	10.8	Proposed Employment Agreement between SBC, Security Interim Bank and Thad G. Childs, Jr. to be entered into upon consummation of the merger.

	10.9	Proposed Employment Agreement between SBC, Security Interim Bank and John C. Childs, Jr. to be entered into upon consummation of the merger.

	11	Statement of Computation of Net Income Per Share

	31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 18, 2003, Security Bank Corporation filed Form 8-K (Item 9 - Regulation FD Disclosure (Item 12) to report the press release issued on April 16, 2003. The press release announced results for the quarter ended March 31, 2003.

On May 30, 2003, Security Bank Corporation filed Form 8-K (Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Proforma Financial Information and Exhibits).

On June 4, 2003 Security Bank Corporation filed Form 8-K (Item 5 - Other Events) to report the name change of SNB Bancshares, Inc. to Security Bank Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

August 14, 2003

/s/ H. Averett Walker H. Averett Walker Chief Executive Officer

August 14, 2003

/s/ James R. McLemore James R. McLemore Chief Financial Officer

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Six Months Ended June 30, 2003		Three Months Ended June 30, 2003
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,699	$0.93	3,983	$0.47
Diluted
Average Shares Outstanding	3,699		3,983
Common Stock Equivalents	132		134
	3,831	$0.90	4,117	$0.46

	Six Months Ended June 30, 2002		Three Months Ended June 30, 2002
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	3,382	$0.80	3,388	$0.41
Diluted
Average Shares Outstanding	3,382		3,388
Common Stock Equivalents	77		75
	3,459	$0.78	3,463	$0.40

EXHIBIT 31.1

CERTIFICATION

I, H. Averett Walker, Chief Executive Officer, certify that:

    I have reviewed this quarterly report on Form 10-Q of Security Bank Corporation (the "Report");

    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

August 14, 2003

/s/ H. Averett Walker

H. Averett Walker
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, James R. McLemore, Jr., Chief Financial Officer, certify that:

    I have reviewed this quarterly report on Form 10-Q of Security Bank Corporation (the "Report");

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

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

      designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

August 14, 2003

/s/ James R. McLemore, Jr.

James R. McLemore, Jr.
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. Section 1350

AS ADOPTED PURSUANT TO

Section 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q of Security Bank Corporation (the Company) for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the Date hereof (the Report), H. Averett Walker, Chief Executive Officer of the Company, and James R. McLemore, Jr., Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

August 14, 2003

/s/ H. Averett Walker

H. Averett Walker
Chief Executive Officer

August 14, 2003

/s/ James R. McLemore, Jr

James R. McLemore, Jr.
Chief Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.