Form 10-Q
period 2003-09-30
SECURITY BANK CORP
filed 2003-11-14
CIK 925464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from	_____	to	______

Commission File Number	000-23261
SECURITY BANK CORPORATION
(Name of Small Business Issuer in its Charter)
GEORGIA			58-2107916
State or Other Jurisdiction of Incorporation or Organization			(I.R.S. Employer Identification No.)
4219 FORSYTH ROAD, MACON, GEORGIA 31210
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number	(478) 722-6200
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

5,016,935 Shares of $1 par value common stock as of November 4, 2003

DOCUMENTS INCORPORATED BY REFERENCE

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

ASSETS

	September 30, 2003 (Unaudited)	December 31, 2002

Cash and Due from Banks	$ 28,383	$ 29,940
Interest-Bearing Deposits	1,524	356
Federal Funds Sold	1,347	3,327
Investments Securities	109,378	50,291
Federal Home Loan Bank Stock, at Cost	3,489	3,614
Loans Held for Sale	16,696	35,955
Loans	657,431	432,966
Premises and Equipment	17,198	13,110
Other Real Estate	3,348	1,903
Goodwill	24,658	1,900
Other Assets	10,769	7,400
Total Assets	$874,221	$580,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$713,849	$440,632
Demand Notes to U.S. Treasury	506	1,274
Other Borrowed Money	62,471	76,479
Guaranteed Mandatorily Redeemable Trust Preferred
Securities of Subsidiary Trust	18,000	18,000
Other Liabilities	5,780	4,829
Stockholders' Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 5,018,734 and 3,398,317 Shares, Respectively	5,019	3,398
Paid-In Capital	41,357	13,353
Retained Earnings	26,671	21,909
Restricted Stock-Unearned Compensation	(111)	-
Accumulated Other Comprehensive Income, Net of Tax	843	888
	73,779	39,548
Treasury Stock (5,089 Shares in 2003)	(164)	-
	73,615	39,548
Total Liabilities and Stockholders' Equity	$874,221	$580,762

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2003	2002
Interest Income
Loans, Including Fees	$ 11,472	$ 7,754
Federal Funds Sold	26	17
Investment Securities	784	584
Other	37	21

	12,319	8,376
Interest Expense
Deposits	2,949	2,470
Federal Funds Purchased	22	6
Demand Notes Issued to the U.S. Treasury	1	4
FHLB Loans	413	416
Repurchase Agreements	9	23
Trust Preferred Securities	200	-
Other	23	50
	3,617	2,969
Net Interest Income	8,702	5,407
Provision for Loan Losses	783	403
Net Interest Income After Provision for Loan Losses	7,919	5,004
Noninterest Income
Service Charges on Deposits	1,382	894
Other Service Charges, Commissions and Fees	183	150
Securities Gains	21	-
Mortgage Banking Income	2,679	2,344
Other	172	147
	4,437	3,535
Noninterest Expense
Salaries and Employee Benefits	4,846	3,446
Occupancy and Equipment	841	691
Data Processing	386	278
Office Supplies and Printing	173	215
Telephone Expense	119	86
Marketing Expense	329	123
Other	1,602	1,065
	8,296	5,904
Income Before Income Taxes	4,060	2,635
Income Taxes	1,411	978
Net Income	$ 2,649	$ 1,657
Basic Earnings Per Share	$ .54	$ 0.49
Diluted Earnings Per Share	$ .51	$ 0.48
Weighted Average Common Shares Outstanding	5,012,038	3,395,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THREE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2003	2002
Net Income	$2,649	$1,657
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	93	270
Comprehensive Income	$2,742	$1,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2003	2002
Interest Income
Loans, Including Fees	$ 28,540	$ 22,586
Federal Funds Sold	51	70
Investment Securities	1,711	1,751
Other	137	44
	30,439	24,451
Interest Expense
Deposits	7,557	7,555
Federal Funds Purchased	47	48
Demand Notes Issued to the U.S. Treasury	4	9
FHLB Loans	1,244	1,265
Repurchase Agreements	33	72
Trust Preferred Securities	611	-
Other	56	204
	9,552	9,153
Net Interest Income	20,887	15,298
Provision for Loan Losses	2,129	1,453
Net Interest Income After Provision for Loan Losses	18,758	13,845
Noninterest Income
Service Charges on Deposits	3,549	2,393
Other Service Charges, Commissions and Fees	509	394
Securities Gains	56	134
Mortgage Banking Income	8,520	6,269
Other	480	365
	13,114	9,555
Noninterest Expense
Salaries and Employee Benefits	13,588	9,865
Occupancy and Equipment	2,264	1,887
Data Processing	943	609
Marketing	854	594
Office Supplies and Printing	478	381
Telephone	327	442
Other	3,809	2,757
	22,263	16,535
Income Before Income Taxes	9,609	6,865
Income Taxes	3,503	2,510
Net Income	$ 6,106	$ 4,355
Basic Earnings Per Share	$ 1.47	$ 1.29
Diluted Earnings Per Share	$ 1.42	$ 1.26
Weighted Average Common Shares Outstanding	4,141,243	3,386,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2003	2002
Net Income	$6,106	$4,355
Other Comprehensive Income (Loss), Net of Income Tax
Unrealized Holding Gains (Losses)	(45)	435
Comprehensive Income	$6,061	$4,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED) ($ IN THOUSANDS)

	2003	2002
Cash Flows From Operating Activities
Net Income	$ 6,106	$ 4,355
Adjustments to Reconcile Net Income to Net
Cash Provided from Operating Activities
Depreciation	1,002	773
Amortization and Accretion	500	179
Provision for Loan Losses	2,129	1,453
Securities Gains	(56)	(134)
(Gain) Loss on Sale of Other Real Estate	(39)	36
Unrealized Loss on Other Real Estate	285	339
(Gain) Loss on Sale of Premises and Equipment	7	(4)
Loans Held for Sale	19,259	12,451
Net Change in Other	954	(2,515)
	30,147	16,933
Cash Flows form Investing Activities
Interest-Bearing Deposits with Other Banks	(1,130)	363
Cash Received in Business Acquisition (Net)	2,280	-
Purchase of Investment Securities Available for Sale	(44,397)	(15,899)
Proceeds from Disposition of Investment Securities
Available for Sale	42,279	10,761
Held to Maturity	12,700	9,986
Federal Home Loan Bank Stock, Net	909	333
Loans to Customers, Net	(89,240)	(39,303)
Purchase of Premises and Equipment, Net	(1,297)	(1,820)
Other Real Estate	919	799
Goodwill Resulting from Contingent Payments	(1,871)	(817)
	(78,848)	(35,597)
Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	54,245	40,892
Noninterest-Bearing Customer Deposits	6,152	(7,358)
Demand Note to the U.S. Treasury	(768)	999
Dividends Paid	(1,345)	(882)
Federal Funds Purchased	(2,710)	(6,949)
Federal Home Loan Bank Notes	(11,299)	(5,232)
Issuance of Common Stock	889	365
	45,164	21,835
Net Increase (Decrease) in Cash and Cash Equivalents	(3,537)	3,171
Cash and Cash Equivalents, Beginning	33,267	17,656
Cash and Cash Equivalents, Ending	$ 29,730	$ 20,827

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 also applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of September 30, 2003 and December 31, 2002, the Company had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity which is exempt from the consolidation requirements of FIN 46.

In its current form, FIN 46 may require the Company to de-consolidate its investment in Security Bank Corporation Statutory Trust I (the Trust) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

PART I, ITEM 1 (CONTINUED)

Financial Information

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In May 2003, the FASB issued Standards of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Security Bank Corporation (SBC) does not believe that the adoption of SFAS No. 149 will have a material impact on the Company's financial position or results of operations.

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

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the period ended September 30, 2003 includes approximately $8,520,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of September 30, 2003 are comprised of the following:

($ in Thousands)

Commercial	$ 51,929
Real Estate-Construction	262,813
Real Estate-Other	312,000
Installment Loans to Individuals for Personal Expenditures	35,974
All Other	4,392
667,108
Allowance for Loan Losses	(8,981)
Unearned Interest and Fees	(696)
$657,431

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

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and nine months ended September 30, 2003 under the requirements of SFAS 128:

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)
	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2003
Basic Earnings Per Share
Net Income Per Common Share	$ 1.47	$ .54
Weighted Average Common Shares	4,141,243	5,012,038
Diluted Earnings Per Share
Net Income Per Common Share	$ 1.42	$ .51
Weighted Average Common Shares	4,307,165	5,180,023

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $33.2715 and $32.0686 for the three- and six-month periods. The Company's stock is quoted on the NASDAQ market under the symbol SBKC.

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
	Nine Months Ended as of September 30		Three Months Ended as of September 30

	2003	2002	2003	2002
Net Income
As Reported	$6,106	$4,355	$2,649	$1,657
Proforma	6,038	4,285	2,635	1,641
Basic Earnings Per Share
As Reported	1.47	1.29	.54	.49
Proforma	1.46	1.27	.53	.48
Diluted Earnings Per Share
As Reported	1.42	1.26	.51	.48
Proforma	1.40	1.24	.51	.48

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

The following table presents the Company's loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, July 1	$8,475	$4,858
Charge-Offs
Commercial, Financial and Agricultural	3	168
Real Estate-Mortgage	397	6
Consumer	230	140
	630	314
Recoveries
Commercial, Financial and Agricultural	218	-
Real Estate-Mortgage	49	1
Consumer	86	6
	353	7
Net Charge-Offs	(277)	(307)
Provision for Loan Losses	783	403
Allowance for Loan Losses, September 30	$8,981	$4,954
Ratio of Net Charge-Offs to Average Loans	(0.04)%	(0.07)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company's loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, January 1	$ 5,479	$4,099
Charge-Offs
Commercial, Financial and Agricultural	32	253
Real Estate-Mortgage	1,778	74
Consumer	451	337
	2,261	664
Recoveries
Commercial, Financial and Agricultural	240	9
Real Estate-Mortgage	343	2
Consumer	162	55
	745	66
Net Charge-Offs	(1,516)	(598)
Business Combination, Bank of Gray	2,889	-
Provision for Loan Losses	2,129	1,453
Allowance for Loan Losses, September 30	$ 8,981	$4,954
Ratio of Net Charge-Offs to Average Loans	(0.26)%	(0.14)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Investment Securities (Continued)

Investment securities as of September 30, 2003 are summarized as follows:

Securities Available for Sale	AmortizedCost	Gross UnrealizedGains	Gross Unrealized Losses	Fair Value
	($ in Thousands)

U.S. Treasuries	$ 1,574	$ 46	$ -	$ 1,620
U.S. Government Agencies
Mortgage Backed	57,003	426	(217)	57,212
Other	32,876	453	(184)	33,145
State, County and Municipal	15,243	760	-	16,003
	$106,696	$1,685	$(401)	$107,980
Securities Held to Maturity
State, County and Municipal	$ 1,398	$ 85	$ -	$ 1,483

Unrealized holding gains, net of tax, on securities available for sale in the amount of $843,000 have been charged to stockholders' equity as of September 30, 2003.

(6) Other Borrowed Money

Other borrowed money is comprised of the following as of September 30, 2003:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.34 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$43,600

Advances under the Warehouse Line with the FHLB have an interest rate of 1.80 percent. Loans held for sale are pledged as collateral for the Warehouse Line.	6,603
$17,000,000 Line-of-Credit with The Bankers Bank, Maturing on January 1, 2013. Interest Payable Quarterly at Prime Minus 50 Basis Points. Secured by All Stock Owned by Security Bank Corporation in Security Bank of Bibb County and Security Bank of Houston County.	3,000

Federal Funds Purchased	4,389

Securities Sold Under Agreement to Repurchase	4,879

Total Other Borrowed Money	$62,471

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Other Borrowed Money (Continued)

Maturities of line-of-credit and all FHLB advances for each of the ensuing years are as follows:

Year	Amount
2003	$ 9,603
2004	14,800
2005	15,800
2006	-
Thereafter	13,000
$53,203

(7) Deposits

Components of deposits as of September 30, 2003 are as follows:

$ in Thousands

Demand	$ 97,598
Interest-Bearing Demand	66,440
Savings	104,504
Time, $100,000 and Over	149,886
Other Time	295,421

$713,849

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of September 30, 2003, the Company had $51,667,000 in brokered deposits compared to $36,783,000 at December 31, 2002.

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

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, 5,000 were granted at $23.50 in December 2002, and an additional 3,500 options were granted at $33.00 in August 2003. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan is based on the Company's performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the nine months ended September 30, 2003 follows:
Incentive Stock Options
Outstanding, December 31, 2002	274,750
Granted	3,500
Canceled	(4,500)
Exercised	(12,000)

Outstanding, September 30, 2003	261,750

Eligible to be Exercised, September 30, 2003	129,856

The Banks are required to maintain minimum amounts of capital to total Arisk weighted@ assets, as defined by the banking regulations. As of September 30, 2003, the Banks are required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Banks' actual ratios as of September 30, 2003 are as follows:

	Actual

	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Minimum

Tier 1 Capital Ratio	9.15%	9.04%	11.86%	4.00%
Total Capital Ratio	10.34%	10.19%	13.11%	8.00%
Leverage Ratio	8.10%	8.44%	7.74%	4.00%

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Noncash Financing Activities

Noncash investing activities for the six months ended September 30 are as follows:
	2003	2002
	($ in Thousands)

Acquisition of Real Estate through Loan Foreclosure	$2,177	$497

(10) Other Comprehensive Income

For the nine months ended September 30, 2003, other comprehensive income (loss) is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Loss Arising During Year	$(12)	$ (4)	$ (8)
Reclassification Adjustment	(56)	(19)	(37)

Net Unrealized Loss	$(68)	$(23)	$(45)

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

Following are proforma amounts assuming that the acquisition was made on January 1, 2002:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Interest Income	$36,126	$35,506	$12,083	$11,881

Net Income	6,992	6,967	2,567	2,511

Earnings Per Share
Basic	$ 1.40	$ 1.41	$ .51	$ .51
Diluted	1.35	1.39	.50	.50

(12) Issuance of Trust Preferred Securities

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $18,000,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2003, the floating-rate securities had a 4.26 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as a liability on the balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. The proceeds from the offering were used to retire holding company debt and to fund the acquisition of the Bank of Gray (see Note 11).

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

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management's discussion and analysis of Security Bank Corporation and Subsidiaries (SBC's) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2003 and 2002. The historical financial statements of SBC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SBC is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank )("SB-Bibb") under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SBC was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SBC. The reorganization was effective on June 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SBC. SB-Bibb has operated as a wholly-owned subsidiary of SBC since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization.

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

Substantially all of the business of SBC is conducted through its three subsidiary banks. Each bank offers a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb, Jones and Houston Counties. As of September 30, 2003, SBC had 302 employees on a full-time equivalent basis.

SBC's net income for the three-month and nine-month periods ended September 30, 2003 was $2,649,000 or $0.51 diluted earnings per share and $6,106,000 or $1.42 diluted earnings per share, respectively, compared to $1,657,000 or $0.48 and $4,355,000 or $1.26 in the same three-month and nine-month periods of the preceding year. The increase in net income for the three months and nine months ended September 30, 2003 primarily relates to the growth in the loan portfolio, core deposits and mortgage fee income coupled with the Company's success in maintaining net interest margins.

The Company recorded an annualized return on average assets of 1.16 percent for the nine-month periods ended September 30, 2003 and 2002. Return on average equity of 14.57 percent was recorded for the nine-month period ended September 30, 2003, compared to 15.85 percent for the same period in 2002.

At September 30, 2003, the Company had total assets of $874 million compared to $581 million at December 31, 2002. At September 30, 2002, the Company had total assets of $530 million compared to $505 million at December 31, 2001. Total interest-earning assets increased $264 million or 50.19 percent to $790 million at September 30, 2003 from $526 million at December 31, 2002. The increases in total assets and interest-earning assets compared to December 31, 2002 are primarily due to the acquisition of the Bank of Gray.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits decreased approximately $400,000 or 1.32 percent to $29.9 million at September 30, 2003 from $30.3 million at December 31, 2002. Federal funds sold decreased by $2 million to $1.3 million at September 30, 2003 from $3.3 million at December 31, 2002. The causes of these decreases are most evident in the analysis of the Company's cash flows from investing activities, which reports cash outflows from loans of approximately $89 million.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have increased $59.1 million or 117.50 percent since December 31, 2002 when investment securities totaled $50.3 million. As of September 30, 2003, investment securities were $109.4 million. The Company gained $67.9 million in investment securities due to the acquisition of the Bank of Gray. While continuing to strategically manage the Company's interest rate sensitive assets and liabilities, management has shifted approximately $8.8 million from the investment portfolio to accommodate the increased loan demand. The Company's investment in securities is largely centered in U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $666.4 million at September 30, 2003, an increase of $228 million or 52.01 percent from $438.4 million at December 31, 2002. As a result of the Bank of Gray acquisition, loans increased $148.9 million. The Company continues to experience good growth in its loan portfolio, particularly in the real estate construction loans. Loans held for sale decreased $19.3 million from $36.0 million at December 31, 2002 to $16.7 million at September 30, 2003.

Nonperforming Assets

The Company's total nonperforming assets were $11.1 million or 1.27 percent of total assets at September 30, 2003 compared to $6.3 million or 1.08 percent at December 31, 2002. Nonperforming loans increased $3.3 million or 75 percent from $4.4 million at December 31, 2002 to approximately $7.7 million at September 30, 2003. The increase consists of nonaccruals at Security Bank of Jones County of $1.3 million as well as one relationship on Fairfield Financial Services of $2.2 million. The amount of other real estate owned that was held by the Company on September 30, 2003 totaled $3.3 million, an increase of $1.4 million since December 31, 2002. Forty-two percent of the balance in other real estate relates to the foreclosure on one relationship. The remaining balance consists of two foreclosures during the second quarter for approximately $925,000 as well as other real estate of $379,000 as a result of the Bank of Gray merger.

The following table presents the Company's nonperforming assets as of September 30, 2003:

($ in Thousands)

Impaired and Other Nonaccrual Loans	$ 7,716
Loans Past Due 90 Days or More and Still Accruing Interest	-
Restructured Loans not Included in the Above	16
Total Nonperforming Loans	7,732
Other Real Estate Owned	3,348
Total Nonperforming Assets	$11,080

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Deposits

Total deposits increased $273.2 million or 62.01 percent from $440.6 million at December 31, 2002 to $713.8 million at September 30, 2003. The Bank of Gray merger accounted for $208.6 million or 76.35 percent of the increase. Excluding the Bank of Gray, interest-bearing deposits grew by $64.6 million compared to December 31, 2002 or 23.65 percent of the total increase in deposits. This increase is due to an increase of $54.8 million in brokered and wholesale certificates of deposit. Further discussion of the Company's use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Other Borrowed Money

Other borrowed money totaled $62.5 million as of September 30, 2003, a decrease of 18.3 percent since December 31, 2002 when other borrowed money totaled $76.5 million. Borrowings from the Federal Home Loan Bank (FHLB) amounted to $50.2 million or 80.32 percent of total other borrowed money as of September 30, 2003. Management utilized the majority of these borrowings to fund additional loan requests.

Equity

At September 30, 2003, total equity was $73.6 million or 8.42 percent of total assets compared to $39.5 million or 6.8 percent of total assets as of December 31, 2002. Total equity increased $34.1 million primarily due to the issuance of 1,571,000 common stock shares at a cost of $29.4 million as a result of the Bank of Gray acquisition. Total equity also increased approximately $850,000 due to the stock portion of the 2002 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

The Company's net income increased 40.21 percent to $6,106,000 for the nine months ended September 30, 2003, compared to $4,355,000 recorded in the comparable prior period. Excluding the Bank of Gray, net income for the nine months ended September 30, 2003 was $5,729,000. The increase in net income is primarily due to the increase in average total loans from $417.1 million at September 30, 2002 to $576.4 million at September 30, 2003 coupled with the Company's success in maintaining its net interest margin.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.32 percent for the nine-month period ended September 30, 2003 compared to 4.41 percent for the same nine-month period of the preceeding year. The Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBC's success is the result of the Company's effective use of external debt and noncore deposits, coupled with renewed marketing efforts to grow low-cost core deposits.

Total interest income increased to $12.3 million and $30.4 million for the three- and nine-month periods ended September 30, 2003, respectively, from $8.4 million and $24.4 million during the comparable prior year periods, respectively. The increase is due to the increase in average loans primarily due to the Bank of Gray acquisition.

Total interest expense increased 4.36 percent for the nine months ended September 30, 2003 compared to the prior periods ended September 30, 2002. The increase is due to an increase in average interest-bearing liabilities of 42.16 percent compared to the prior period as a result of the Bank of Gray acquisition. The increase was only slightly due to the favorable rate environment which allowed SBC to reprice interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table presents the effective yields and costs of funds for the nine-month periods ended September 30:

Average Balance Sheets
	2003			2002
($ in thousands)	Average Balances	Income/Expense	Yields/Ratio	AverageBalances	Income/Expense	Yields/Ratio
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$541,567	$27,133	6.68%	$400,185	$21,789	7.26%
Loans Held for Sale	34,857	1,407	5.38	16,957	797	6.27
Total Loans	576,424	28,540	6.60	417,142	22,586	7.22
Investment Securities
Taxable	51,621	1,308	3.38	32,474	1,305	5.36
Tax-Exempt, Tax Equivalent Basis	12,251	609	6.63	8,305	456	7.32
Total Investment Securities	63,872	1,917	4.00	40,779	1,761	5.76
Interest-Bearing Deposits in Other Banks	1,164	8	0.92	1,009	44	5.81
Funds Sold	5,940	51	1.14	5,185	70	1.80
Other Interest-Earning Assets	4,109	129	4.19	3,265	145	5.92
Total Interest-Earning Assets	651,509	30,645	6.27	467,380	24,606	7.02
Noninterest-Earning Assets
Cash	21,496			16,820
Allowance for Loan Losses	(6,958)			(4,558)
Other Assets	37,741			21,432
Total Noninterest-Earning Assets	52,252			33,694
Total Assets	$703,761			$501,074
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$134,538	805	0.80	$ 86,317	753	1.16
Other Time	335,158	6,752	2.69	241,785	6,802	3.75
Total Interest-Bearing Deposits	469,696	7,557	2.15	328,102	7,555	3.07
Other Interest-Bearing Liabilities
Debt	70,445	1,304	2.47	60,979	1,478	3.23
Trust Preferred Securities	18,000	611	4.53	-	-
Funds Purchased and Securities
Under Agreement to Repurchase	9,895	80	1.08	10,500	120	1.52
Total Other Interest-Bearing Liabilities	98,340	1,995	2.70	71,479	1,598	2.98
Total Interest-Bearing Liabilities	568,036	9,552	2.24	399,581	9,153	3.05
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	75,256			61,687
Other Liabilities	4,579			3,175
Stockholders' Equity	55,890			36,631
Total Noninterest-Bearing Liabilities and
Stockholders' Equity	135,725			101,493
Total Liabilities and Stockholders' Equity	$703,761			$501,074
Interest Rate Spread			4.03%			3.97%
Net Interest Income		$21,093			$15,453
Net Interest Margin			4.32%			4.41%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.
Rate/Volume Analysis	Changes From 2002 to 2003 (1)
	Volume	Rate	Total
	($ in Thousands)
Interest Income
Loans, Net	$8,624	$(2,670)	$5,954
Investment Securities
Taxable	769	(766)	3
Tax-Exempt	217	(64)	153

Total Investment Securities	986	(830)	156

Interest-Bearing Deposits in Other Banks	7	(43)	(36)
Funds Sold	10	(29)	(19)
Other Interest-Earning Assets	37	(53)	(16)

Total Interest Income	9,664	(3,625)	6,039

Interest Expense
Interest-Bearing Demand and Savings Deposits	421	(369)	52
Time Deposits	2,627	(2,677)	(50)
Other Interest-Bearing Liabilities
Funds Purchased and Securities
Under Agreement to Repurchase	(7)	(33)	(40)
Trust Preferred Securities	-	611	611
Other Debt	229	(403)	(174)

Total Interest Expense	3,270	(2,871)	399

Net Interest Income	$6,394	$ (754)	$5,640

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company's market area and other factors related to the collectability of the Company's loan portfolio. For the three- and nine-month periods ended September 30, 2003, the provision for loan losses totaled $783,000 and $2,129,000, respectively.

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

Noninterest Income and Expense

Noninterest income for the three and nine months ended September 30, 2003 totaled $4.4 million and $13.1 million, respectively, compared to $3.5 million and $9.6 million for the comparable prior periods. Mortgage origination fees for the nine months ended September 30, 2003 totaled $8.9 million compared to $6.3 million for the comparable prior period. This increase was a direct result of the continued strong performance of Fairfield Financial. Service charges on deposits increased 54.59 percent and 48.31 percent for the three- and nine-month periods ended September 30, 2003 compared to the prior periods. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Mortgage banking income increased $2.3 million for the nine-month period ended September 30, 2003 compared to the prior period. Only $335,000 or 14.57 percent of this increase occurred during the third quarter. The Company incurred a $714,000 net loss during the quarter in pricing adjustments on the sale of mortgage loans to investors. The loss is a direct result of the spike on mortgage rates in the third quarter.

Noninterest expenses increased $5.7 million or 34.64 percent for the nine months ended September 30, 2003 over the same period in 2002. Approximately $1.4 million of this increase is the result of four months of noninterest expense from SB-Jones. Salaries and employee benefits represent $3.7 million of the increase. Fairfield salaries and employee benefits accounted for $1.8 million of the increase in salaries and employee benefits. The increase correlates with the increase in mortgage origination fees as the salaries are commission driven. Other increases to salaries and employee benefits are the result of staffing of the new location in Brunswick, Georgia as well as annual salary increases.

Income Taxes

Income tax expense totaled $1.4 million and $3.5 million for the three- and nine-month periods ended September 30, 2003, compared to $978,000 and $2.5 million for the comparable prior periods, respectively. These amounts resulted in the effective tax rates of approximately 36 percent and 37 percent for 2003 and 2002, respectively.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders' equity increased to $73.6 million at September 30, 2003 due to the Bank of Gray acquisition and retention of earnings, net of dividends paid. Unrealized gains on investment securities available for sale net of taxes totaled $843,000 at September 30, 2003. It is management's intention to continue paying a reasonable return on stockholders' investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital frame-work and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. The Company's total risk-based capital ratio was 10.53 percent at September 30, 2003. The Company's Tier 1 risk-based capital ratio was 9.07 percent at September 30, 2003.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. The Company's leverage ratio was 7.53 percent at September 30, 2003.

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

At September 30, 2003, each of the Company's subsidiary banks were in compliance with established guidelines.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits weekly. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits, and other wholesale deposit sources outside the Company's immediate market area. High volumes and activity in mortgage and construction lending at the Fairfield subsidiary since its acquisition in 2000 have required higher levels of sophistication and tracking to ensure adequate liquidity throughout the Company. The falling interest rate environment during 2001 and 2002 accelerated both new and refinancing mortgage activity, placing added pressure on prudent liquidity management. More liquidity measurement tools have been developed for use on a consolidated basis. Internal policies have been updated to monitor the use of various core and noncore funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks.

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of September 30, 2003, SBC held $109.4 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2002, the available for sale bond portfolio totaled $36.2 million. Only marketable investment grade bonds are purchased. Although most of the banks' bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it relates to SBC's liquidity posture. SBC had ratios of loans and loans for sale to deposits of 95.8 percent as of September 30, 2003 and 107.7 percent at December 31, 2002. The purchase of the Fairfield mortgage company has increased management's emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (including Trust Preferred Securities) at September 30, 2003 and December 31, 2002 were 86 percent and 88.4 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company's primary funding source. The stability of the banks' core deposit base is an important factor in SBC's liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2003 and December 31, 2002, the banks had $149.9 million and $81.2 million in certificates of deposit of $100,000 or more. These larger deposits represented 21 percent and 18.4 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company's overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past couple of years. SBC's banks supplemented deposit sources with brokered deposits. As of September 30, 2003, the banks reported $51.7 million, or 7.24 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. To help focus the staff on the generation of local low-cost core deposits, the Company instituted a comprehensive marketing program during 2002 called High Performance Checking.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of September 30, 2003 and December 31, 2002 approximated $174,470,000 and $76,780,000, respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. The Company has commitments under financial standby letters of credit of $3,487,000 as of September 30, 2003 and $1,469,000 as of December 31, 2002 and commitments under performance standby letters of credit of $1,718,000 and $795,000 for the corresponding periods.

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

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Critical Accounting Policies (Continued)

Goodwill and Other Intangibles - The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using the straight-line method, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

In connection with its planned combination with R.J. Reynolds Tobacco Co., Brown & Williamson Tobacco Corp. (B&W) recently announced plans to close its plant in Macon, Georgia. The plant closing is currently projected to occur over the next 18-24 months. The plant currently employs approximately 2,100 workers. The Macon MSA has a nonagricultural employment base of approximately 148,000, or approximately 1.4% of the total. The Company cannot quantify the potential impact of the plant's closure on the local economy, but believes the impact will be substantial. The Company is currently reviewing the potential impact of the closure on its results of operations and financial condition, including the potential impact on credit quality. Management believes there are a number of factors that will reduce or mitigate the impact of the closure on its results of operations and financial condition. The Company has extensive operations outside of Macon in the Houston, Jones and Glynn County (Georgia) markets, counties which are currently experiencing significant growth. In addition, the lending operations of Fairfield are in large measure geographically dispersed outside the Macon market area.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

One tool used by SBC to measure its interest rate sensitivity is a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of SBC's consolidated balance sheet as of September 30, 2003 at various pricing intervals.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
($ in thousands)	or Less	Months	1 Year	Years	Years	Total

Earning Assets
Interest-Bearing Due from Banks	$1,525		$1,525			$1,525
Federal Funds Sold	1,347		1,347			1,347
Investment Securities	819	$ 7,765	8,584	$ 75,443	$ 25,351	109,378
Loans, Net of Unearned Income	216,476	174,253	390,729	254,480	21,203	666,412
Other Interest-Earning Assets	20,185		20,185			20,185
Total Interest-Earning Assets	240,352	182,018	422,370	329,923	46,554	798,847

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	66,437		66,437			66,437
Savings (1)	104,504		104,504			104,504
Time Deposits	104,947	247,935	352,882	92,425		445,307
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	9,774		9,774			9,774
Other Borrowed Money	9,603	1,000	10,603	29,600	13,000	53,203
Trust Preferred Securities	18,000		18,000			18,000

Total Interest-Bearing Liabilities	313,265	248,935	562,200	122,025	13,000	697,225

Interest-Sensitivity Gap	$(72,913)	$(66,917)	$(139,830)	$207,898	$ 33,554	$101,622

Cumulative Interest-Sensitivity Gap	$(72,913)	$(139,830)	$(139,830)	$ 68,068	$101,622

Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	(9.13)%	(8.38)%	(17.50)%	26.02%	4.20%

Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest-Earning Assets	(9.13)%	(17.50)%	(17.50)%	8.52%	12.72%

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

Not Applicable.

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

	3.3	Bylaws of SBC, as amended (incorporated by reference to Exhibit 3.2 to SBC's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

	4.2	Form of Certificate for SBC (incorporated herein by reference as Exhibit 4.1 to SBC's Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

	10.1	SBC 1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant's Form SB-2 (File No. 333-11371) filed with the Commission on June 4, 1996).

	10.2	SBC 1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant's definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

	10.3	SBC 2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant's definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

	10.4	Employment Agreement with H. Averett Walker dated January 1, 2002.

	10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002.

PART II

Other Information (Continued)

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K (Continued)
	10.6	Employment Agreement with James R. McLemore dated December 1, 2002.

	10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant's Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

	10.8	Proposed Employment Agreement between SBC, Security Interim Bank and Thad G. Childs, Jr. to be entered into upon consummation of the merger.

	10.9	Proposed Employment Agreement between SBC, Security Interim Bank and John C. Childs, Jr. to be entered into upon consummation of the merger.

	11	Statement of Computation of Net Income Per Share

	31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 17, 2003, Security Bank Corporation filed Form 8-K (Item 9- Regulation FD Disclosure (Item 12) to report the press release issued on July 16, 2003. The press release announced results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

November 13, 2003

H. AVERETT WALKER H. Averett Walker Chief Executive Officer

November 13, 2003

JAMES R. McLEMORE James R. McLemore, Jr. Chief Financial Officer

EXHIBIT NO. 11

STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

	Nine Months Ended September 30, 2003		Three Months Ended September 30, 2003
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)
Basic Weighted Average Shares Outstanding	4,141	$1.47	5,012	$0.54

Diluted
Average Shares Outstanding	4,141		5,012
Common Stock Equivalents	166		168

	4,307	$1.42	5,180	$0.51

	Nine Months Ended September 30, 2002		Three Months Ended September 30, 2002
	Shares	Earnings Per Share	Shares	Earnings Per Share
	(in Thousands)		(in Thousands)

Basic Weighted Average Shares Outstanding	3,387	$1.29	3,396	$0.49

Diluted
Average Shares Outstanding	3,387		3,396
Common Stock Equivalents	65		47

	3,452	$1.26	3,443	$0.48

EXHIBIT 31.1

CERTIFICATION

I, H. Averett Walker, Chief Executive Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Security Bank Corporation (the "Report");
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)

designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

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

November 13, 2003

H. AVERETT WALKER
H. Averett Walker
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION
I, James R. McLemore, Chief Financials Officer, certify that:
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)

designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

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

November 13, 2003

JAMES R. McLEMORE, JR.
James R. McLemore, Jr.
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q of Security Bank Corporation (the Company) for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the Date hereof (the Report), H. Averett Walker, Chief Executive Officer of the Company, and James R. McLemore, Jr., Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

November 13, 2003

H. AVERETT WALKER
H. Averett Walker
Chief Executive Officer

November 13, 2003

JAMES R. McLEMORE, JR.
James R. McLemore, Jr.
Chief Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section18 of the Securities Exchange Act of 1934, as amended.