Form 10-K
period 2003-12-31
SECURITY BANK CORP
filed 2004-03-05
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee Required)

For the fiscal year ended December 31, 2003

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(No Fee Required)

For the transition period from              to

Commission File No. 000-23261

SECURITY BANK CORPORATION

(Exact Name of Registrant Specified in Its Charter)

Georgia	58-2107916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4219 Forsyth Road Macon, Georgia	31210
(Address of Principal Executive Offices)	(Zip Code)

(478) 722-6200

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2003: $140,156,484, based on stock price of $34.63.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,068,185 shares of $1.00 par value common stock as of February 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Unless indicated otherwise, references to “we, us, our, SBKC or the Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County (collectively, the “Banks”).

Part I

Item 1

BUSINESS

General

Overview. We are a multi-bank holding company headquartered in Macon, the third largest city in Georgia outside of metropolitan Atlanta. Since our formation on February 10, 1994, we have made several strategic acquisitions and have expanded our market presence throughout Middle Georgia, as well as toward the southeastern coastal region of Georgia. In June 2003, we changed our name from SNB Bancshares, Inc. to Security Bank Corporation and changed our stock symbol on the Nasdaq National Market to “SBKC.” We changed our name to Security Bank Corporation to leverage our “Security Bank” branding, which is well-recognized in our core markets.

We provide a wide variety of community banking services through 23 banking and mortgage production offices, with the majority of our business being drawn from Bibb, Houston and Jones Counties in the State of Georgia. At December 31, 2003, we had total assets of $911.3 million, total deposits of $743.3 million and total shareholders’ equity of $75.8 million. Based on total asset size, we are the eighth largest Georgia-based bank holding company.

Our Past Performance. We believe our historical financial performance reflects our capacity to effectively execute our core banking business. From December 31, 1998 to December 31, 2003, we achieved strong growth. Specifically, we have:

•	increased our total assets from $253 million to $911 million, total deposits from $218 million to $743 million and total loans from $179 million to $709 million, which exceeds a compounded annual growth rate of 27%;

•	grown our diluted earnings per share from $0.69 to $1.92, a compound annual growth rate of approximately 22.7%;

•	increased our deposit market share in our three core counties of operation from 7.2% to 19.4%, according to FDIC deposit information as of June 30, 1998 and June 30, 2003;

•	expanded our branch network from nine branches to 14 branches; and

•	successfully integrated our three acquisitions of Bank of Gray (now Security Bank of Jones County), Crossroads Bank of Georgia (now Security Bank of Houston County) and Fairfield Financial Services, Inc.

Our Subsidiary Banks. Substantially all of our business is conducted through our three subsidiary banks:

•	Security Bank of Bibb County – A state-chartered bank with $488 million in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates eight full-service banking offices and one limited-service office in Macon, Georgia, as well as one full-service banking office in Brunswick, Glynn County on the southeastern coast of Georgia. Security Bank of Bibb County is also the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Security Bank of Houston County – A state-chartered bank with $176 million in assets that engages in the commercial banking business primarily in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and three full-service banking offices in Warner Robins, Georgia. Our ownership of Security Bank of Houston County is a result of our 1998 acquisition of Crossroads Bank of Georgia.

•	Security Bank of Jones County – A state-chartered bank with $250 million in assets that engages in the commercial banking business primarily in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia. Our ownership of Security Bank of Jones County is a result of our 2003 acquisition of Bank of Gray.

Our subsidiary banks each operate autonomously under the corporate umbrella of Security Bank Corporation. As a result, each bank has its own board of directors and management comprised of persons known in the local community in which each bank operates. We provide significant assistance and oversight, however, to our subsidiary banks in areas such as budgeting, marketing, human resource management, credit administration, operations and funding. This allows us to maintain efficient centralized reporting and policies while maintaining local decision-making capabilities.

The following table provides selected financial information, as of or for the year ended December 31, 2003, for our subsidiary banks:

	Security Bank of Bibb County(1)	Security Bank of Houston County	Security Bank of Jones County
	(Based on each reporting bank’s Call Report as of December 31, 2003; numbers are in 000s.)
Total assets	$488,254	$175,924	$249,765
Total deposits	394,675	148,611	202,469
Total loans, net of reserve	396,241	140,238	151,796
Total shareholder equity	45,221	13,761	40,238
Net interest income	18,252	7,028	5,593
Net income	6,031	1,975	2,288

(1)	Consolidated with the financial condition and results of operations of Fairfield Financial Services, Inc. as of and for the period ended December 31, 2003.

Fairfield Financial Services, Inc. We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia, including offices in Macon, Butler, Columbus, Warner Robins, Richmond Hill, Rincon, Fayetteville and St. Simons Island. Our 2000 acquisition of Fairfield has created tremendous synergies for our core banking business, due primarily to our ability to efficiently expand Fairfield Financial’s presence into new market areas and build on its reputation and name recognition throughout the State of Georgia. During 2003, Fairfield Financial closed over $424 million in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the year ended December 31, 2003, Fairfield Financial posted approximately $3.3 million in net income. Approximately 61% of Fairfield Financial’s 2003 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 39% being derived from its interim real estate and real estate development lending activities. Our 2004 Business Plan anticipates a significant decline in mortgage production volumes and revenues. However, our 2004 Business Plan also anticipates a decline in direct variable costs associated with our mortgage origination division, as well as an increase in revenues from Fairfield Financial’s interim lending division, which we believe will have the combined effect of replacing a significant portion of the decline in our mortgage origination revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Market Area and Competitive Position

Our primary market area is located in the geographic center of the State of Georgia approximately 75 miles south of Atlanta and is primarily comprised of Bibb, Houston and Jones Counties. We refer to this market area as “Middle Georgia,” and we are the largest independent, publicly traded bank holding company based in our primary market. Within this three-county area, we operate 13 of our 14 commercial banking offices. As a result, a majority of our revenue is derived from our business activities in and around these counties.

We believe our existing markets are attractive and have stable demographic trends. Our core markets are home to a diverse pool of businesses and industries, as well as an established consumer base. Large employers in Middle Georgia, such as GEICO Insurance Company, YKK USA, Inc., GE Card Services, The Medical Center of Central Georgia, Mercer University and Robins Air Force Base, make Middle Georgia a desirable market for financial institutions. As the largest independent bank holding company based in Middle Georgia, we believe we are well positioned to take advantage of strategic opportunities in our marketplace to grow our core business.

Another factor that we believe is beneficial to the Middle Georgia market is the continued growth of Atlanta. Specifically, the increasing congestion of the Atlanta metropolitan area is a factor that we believe will provide new customers for the Middle Georgia market. Because we are less than one hour’s drive south from Atlanta, the metropolitan area of Macon, Georgia is beginning to become attractive to people working in Atlanta who do not want to live in Atlanta’s “big city” atmosphere. We expect this dynamic to continue as Atlanta’s urban sprawl increases.

In January 2003, we expanded our market presence by opening a de novo banking office in the city of Brunswick, which is located on the southeastern coast of Georgia in Glynn County. This new banking office provides diversification outside of our Middle Georgia market and allows us to take advantage of opportunities presented by the Glynn County area, which is situated midway between Savannah, Georgia and Jacksonville, Florida. We expect to open a second de novo branch in the Glynn County area within the next 12 months, although no specific location has been selected.

In addition, due primarily to the operations of Fairfield Financial Services, we service communities throughout Georgia and in northeastern Florida.

The deposit base for our core markets continues to expand. According to the FDIC, bank and thrift deposits in these markets grew from approximately $3.7 billion in June 2000 to more than $4.7 billion in June 2003, representing a 27.0% increase during that period. At June 30, 2003, we controlled, through our subsidiary banks, approximately $707.3 million, or 15.0%, of this $4.7 billion deposit base; and, except for the Glynn County market, our subsidiary banks ranked first in market share when compared against other independent community banks with branch locations in these designated markets. As a result, we believe we are the market leader among community banks based in Middle Georgia and expect to continue to gain market share at the expense of our super-regional and national competitors.

(Dollars in Millions)

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Our Ranking	Our Market Share Percentage
Bibb County	8	$365.7	$2,491.4	4th	14.7%
Houston County	4	$122.2	$871.0	2nd	14.0%
Jones County	1	$217.6	$275.3	1st	79.0%
Glynn County(1)	1	$1.8	$1,105.6	9th	0.2%
Combined(2)	14	$707.3	$4,743.3	3rd	14.9%

(1)	Security Bank of Bibb County opened its Brunswick (Glynn County) banking office on February 3, 2003.
(2)	Reflects market share ranking and market share percentage on a consolidated basis for all four counties combined.

Our Strategy

We understand that our ultimate success depends upon our ability to consistently execute our core banking business better than our competitors. As a result, our guiding objective is to be the bank of choice for all of our customers’ banking needs. To accomplish this objective, we strive to deliver unparalleled customer service as we anticipate and respond to the diverse banking needs of our customers. By doing so, we believe we can win repeat business because we emphasize strong commitment to our customers and expect high performance from all of our employees. This corporate culture, which is fostered from the top down, is the foundation for our successful execution of our operating and growth strategies, which aim to maximize long-term shareholder value.

Positioning Ourselves as the Bank of Choice. As a community banking organization operating autonomous community banks with consolidated assets of over $900 million, we believe we are well-positioned to continue to draw business from smaller community bank competitors and from super-regional and national banking conglomerates that compete in our primary markets. Because of our size and autonomous operations, we attract customers from other community banks that lack either the ability to adequately satisfy customer demand for banking convenience and product sophistication or the necessary capital levels needed to meet the significant borrowing needs of their customers. We also attract customers from larger institutions due to our focus on customer service and our localized decision-making capabilities.

Operating Strategies. To carry out our guiding objective, our specific operating strategies have been and continue to be:

•	Relationship Banking. We believe that customers still want to do business with a person and that they want to feel that they are important to us. As a result, we emphasize to our employees the importance of delivering exemplary customer service and seeking out opportunities to build further relationships with our customers. In this regard, we believe we have been effective in leveraging our customer relationships through Fairfield Financial’s interim lending division, where we focus specifically on real estate borrowers with needs that place them above the level that can be accommodated comfortably by small community banks but are not large enough to attract significant attention from our super-regional or national competitors. Our ability to rapidly respond to customers’ needs not only helps to solidify relationships, but provides important, timely feedback to senior managers regarding key issues of service quality and products demanded by our markets.

Our commitment to current technology has also allowed us to consistently lead our competition in offering new products and services to our retail and small business customers. We were the first bank in Middle Georgia to offer imaged statements, and we have continued that leadership position with the first true free checking program and the first overdraft protection program in Middle Georgia. We have recently extended these products into the small business segment and partnered them with an innovative unsecured small business line of credit. Additionally, our internet banking site is more extensive and user-friendly than many of our competitors’ sites, allowing customers not only to access their account information and pay bills, but also to print copies of checks or other transaction documents from their personal computers at home. These products and services, combined with our 13 branches across our primary market area, provide an impressive combination of service and convenience in Middle Georgia. This combination has accelerated growth in our market share, as evidenced by the increase in our customer base (net of the Security Bank of Jones County acquisition) of over 17% in 2003.

•	Disciplined Execution. We believe that our success as a banking organization depends on a disciplined approach to originating loans and monitoring the performance of our loan portfolio. Accordingly, we take a methodical and systematic approach to credit approval and loan portfolio management. While we believe our credit process is quite innovative, we adhere to strict underwriting and pricing guidelines, which has resulted in an excellent credit quality for our portfolio. We employ a sophisticated underwriting and approval process and have developed a comprehensive risk management system for monitoring and measuring the adequacy of our allowance for loan losses and anticipating net charge-offs.

Growth Strategies. Our experienced management team, competitive position and focus on relationship banking have enabled us to maintain solid, consistent growth over the last several years. We have achieved compounded annual growth rates in total assets, loans and deposits in excess of 27% from December 31, 1998 to December 31, 2003. We have achieved this growth by expanding existing relationships, by increasing our market share and through expanding our market presence by de novo branching and strategic acquisition. Specifically, our growth strategies are and continue to be:

•	Enhancing Existing Relationships. We believe that our competitive position in the Middle Georgia market presents significant growth opportunities in our primary market area, particularly in our ability to grow through our aggressive cross-selling efforts. As evidence of the effectiveness of our cross-sell programs and initiatives, Security Bank of Bibb County improved its cross-sell ratio by approximately 25% during 2003. We also plan to continue to increase business from existing customers by delivering exemplary customer service, developing new products and services and otherwise exploiting our competitive advantage in our various markets. For example, due in large part to Fairfield Financial’s “high-touch, rapid response” business model, Fairfield Financial has been able to grow its managed interim lending portfolio to over $300 million in three years while maintaining outstanding credit quality. Additionally, our senior loan officers have significant lending experience (in most cases over 20 years) in our markets and are well positioned to continue strong internal loan growth by meeting the borrowing needs of existing customers.

•	Growth Through Increased Market Share. We expect that the continued consolidation of the banking industry and the customer disruption caused by mergers initiated by super-regional and national competitors will provide opportunities to expand our operations and increase our market share. As these super-regional and national institutions focus on larger corporate customers and standardized loan and deposit products, we believe we have an opportunity to compete effectively for the business of small and medium-sized businesses. Additionally, because our asset base and lending limits are higher than those of any other community banks located in our primary market area, we are able to offer high quality, relationship banking services to customers whose banking needs are too large for our small community bank competitors. We believe these key advantages enable us to compete effectively within our current markets and continue to gain market share.

•	Growth by Acquisition. We will continue to seek and evaluate strategic acquisition targets as opportunities arise. We are focused on expansion opportunities outside of Middle Georgia in geographic areas with favorable demographic data that support our expansion and in which consolidation in the banking industry would position us to gain market share. We have successfully completed and integrated three acquisitions since 1998. We believe the following geographic areas represent potential additional growth markets for us:

•	The Interstate 75 corridor from Macon to the Georgia-Tennessee state line and the Interstate 85 corridor from Atlanta to the Georgia-South Carolina state line, exclusive of the portions of Atlanta located within the Interstate 285 perimeter;

•	The Interstate 95 corridor of the Atlantic coastal area, ranging from Hilton Head Island, South Carolina to Jacksonville, Florida; and

•	Targeted Georgia metropolitan areas other than Atlanta.

Competition

We believe competition in our market area is based on several factors, including price, convenience, breadth of product lines and customer service. Although our larger competitors may enjoy a competitive advantage in terms of price and offer a wide variety of products and services, we believe our focus on responsive, quality service to our customers and our ability to offer a sophisticated array of products to customers provides us with a competitive advantage. We compete to a lesser extent with small community banks on the terms described above, but believe our larger capital base and higher lending limits enable us to serve customers seeking to combine the personalized service typical of a community bank with the lending capacity and product offerings typical of a larger bank.

According to FDIC deposit data as of June 30, 2003, in the combined markets of Bibb, Jones and Houston Counties, our three core counties of operation, bank and thrift deposits totaled approximately $3.6 billion. Approximately 55.8% of this deposit base was controlled by super-regional and national institutions, including BB&T, Bank of America, SunTrust Bank and CB&T Bank of Middle Georgia. Despite the considerable resources that these competitors possess, we have achieved a significant market share in each of these counties. Specifically, as of June 30, 2003, we controlled 19.4% of the combined deposit base for these three counties, which ranked us second in overall market share (just behind BB&T at 19.6%) and first in market share and asset base of any community bank based in these counties. Our expanded banking presence in Glynn County is still in its initial stages of development. Nevertheless, we anticipate that similar competitive advantages enjoyed by us in our core markets, namely our ability to attract customers away from small community banks and super-regional and national competitors due to our overall borrowing capacity and level of customer service, will allow us to make substantial headway in gaining market share in Glynn County. See “General—Our Subsidiary Banks” for additional information regarding our market share and “Our Strategies—Growth Strategies” for additional information regarding our efforts to increase market share.

Lending Services

Types of Loans. We offer the following types of loans (which are based on Call Report classifications):

•	Real Estate-Construction. Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. The majority of loans made to residential builders are made against presales wherein the purchaser has already been pre-qualified for a permanent loan. At December 31, 2003, speculative residential construction loans amounted to $21.7 million or approximately 8% of our loan portfolio. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2003, these loans represented approximately 37.7% of our portfolio.

•	Real Estate-Mortgage. Our residential mortgage loans consists of two types of loans—residential loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. Other real estate mortgage loans may includes loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2003, these loans represented approximately 48.3% of our portfolio.

•	Commercial, financial and agricultural. We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of very high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2003, these loans represented approximately 9.0% of our portfolio.

•	Loans to individuals. This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2003, these loans represented approximately 5.1% of our portfolio.

We originate loans with a variety of terms, including fixed and floating or variable rates, and a variety of maturities. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral. As of December 31, 2003, over 86% of our loan portfolio, regardless of type, were secured by real estate. Although our banks generally lend to clients located in their market areas, our Fairfield Financial subsidiary is more geographically diversified, with approximately 90% of its portfolio consisting of loans in areas of Georgia outside the Middle Georgia market and in northeastern Florida. This provides us with some diversification of risk, but may also increase our risk since these loans are being made outside of our local market and local relationships.

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2003 and 2002, loans and loans held for sale, net of unearned income, of $709.1 million and $474.4 million, respectively, amounted to 77.8% and 81.7% of total assets, and 95.5% and 107.7% of deposits. Loans amounted to 85.6% of all funding sources from interest-bearing liabilities at December 31, 2003 and 88.4% at December 31, 2002. Our loan portfolio grew by 49.5% from December 31, 2002 to December 31, 2003. The most significant increases were in real estate mortgage and construction loans due to the activities of the Fairfield Financial mortgage subsidiary and as a result of our acquisition of Security Bank of Jones County. At the time of this acquisition, Security Bank of Jones County had $142 million of loans, which accounted for approximately 60.7% of the increase in the growth of our loan portfolio in 2003. The average yields generated by interest and fees from the entire loan portfolio have shown a steady decline, indicative of the declining general interest rate environment. Loan yields were 6.61% for 2003, compared to 7.11% for 2002 and 8.57% for 2001. Our reserve for loan losses as a percentage of outstanding loans and loans held for sale amounted to 1.33% at December 31, 2003, compared to 1.16% and 0.98% at December 31, 2002 and 2001.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

	December 31,
(In Thousands)	2003	2002	2001	2000	1999
Commercial	$62,618	$42,613	$42,086	$42,305	$41,106
Financial	0	20	26	29	0
Agricultural	1,359	1,449	1,990	2,471	3,088
Real Estate-Construction	267,201	182,948	134,940	62,328	16,199
Real Estate-Mortgage:
Mortgage Loans Held for Sale	11,448	35,955	40,764	13,215	1,761
Other Mortgage:
Loans Secured by Farm Residential	3,804	3,271	2,531	1,827	2,209
Secured by 1-4 Family Residential Properties	107,424	55,361	49,050	66,257	38,142
Secured by Multifamily Residential Properties	6,036	1,149	786	657	1,338
Secured by Nonfarm Nonresidential Properties	213,799	132,635	127,067	107,731	86,130
Loans to Individuals	36,212	19,421	20,241	21,831	17,577

Total Loans	$709,901	$474,822	$419,481	$318,651	$207,550
Unearned Income	-771	-421	-175	-172	-120

Total Net Loans	$709,130	$474,401	$419,306	$318,479	$207,430

Percentage of Total Portfolio
Commercial	8.83%	8.98%	10.04%	13.28%	19.82%
Financial	0.00%	0.00%	0.01%	0.01%	0.00%
Agricultural	0.19%	0.31%	0.47%	0.78%	1.49%
Real Estate-Construction	37.68%	38.56%	32.18%	19.57%	7.81%
Real Estate-Mortgage:
Mortgage Loans Held for Sale	1.61%	7.58%	9.72%	4.15%	0.85%
Other Mortgage:
Loans Secured by Farm Residential	0.54%	0.69%	0.60%	0.57%	1.06%
Secured by 1-4 Family Residential Properties	15.15%	11.67%	11.70%	20.80%	18.39%
Secured by Multifamily Residential Properties	0.85%	0.24%	0.19%	0.21%	0.65%
Secured by Nonfarm Nonresidential Properties	30.15%	27.96%	30.30%	33.83%	41.52%
Loans to Individuals	5.11%	4.09%	4.83%	6.85%	8.47%

Total Loans	100.11%	100.08%	100.04%	100.05%	100.06%
Unearned Income	-0.11%	0.08%	-0.04%	-0.05%	-0.06%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The largest components of our loan portfolio are the real estate construction loans and the other mortgages secured by nonfarm, nonresidential properties. Real estate construction loans, which constituted 37.7% of the loans outstanding at December 31, 2003, are loans secured by real estate made to finance land development and residential and commercial construction. Of these balances, 59.1% were from Fairfield Financial, 19.5% from Security Bank of Houston County, 12.2% from Security Bank of Jones County and 9.2% from Security Bank of Bibb County. Other mortgages secured by nonfarm, nonresidential properties are mortgages on business and industrial properties, hotels, motels, churches, hospitals, golf courses, recreational facilities and similar properties, which were 30.2% of the loans outstanding at December 31, 2003. Of these balances, 57.2% were from Security Bank of Bibb County, 24.9% from Security Bank of Jones County and 17.9% from Security Bank of Houston County.

The allocations of the loans outstanding at December 31, 2003 for our subsidiaries were:

Security Bank of Bibb County	32%
Fairfield Financial	26%
Security Bank of Jones County	22%
Security Bank of Houston County	20%

The following table provides further information regarding our subsidiaries’ loan portfolio mix, as of December 31, 2003.

LOANS BY TYPE AND BY SUBSIDIARY

	December 31, 2003
	Security Bank of Bibb County	Fairfield Financial Services	Security Bank of Houston County	Security Bank of Jones County	Total
Percentage of Total Portfolio
Commercial, Financial & Agricultural	5%	0%	2%	1%	9%
Real Estate-Construction	4%	22%	7%	5%	38%
Real Estate-Mortgage:
Mortgage Loans Held for Sale	0%	2%	0%	0%	2%
Secured by 1-4 Family Residential Properties	4%	1%	3%	6%	15%
Secured by Nonfarm Nonresidential Properties	17%	0%	5%	7%	30%
Other Mortgage	0%	1%	1%	0%	1%
Loans to Individuals	2%	0%	1%	2%	5%

Total Loans	32%	26%	20%	22%	100%

Unearned Income	0%	0%	0%	0%	0%

Total Net Loans	32%	26%	20%	22%	100%

Lending Limits. When the amount of a loan or loans to a single borrower or relationship exceeds an individual officer’s lending authority, the lending decision must be approved by a more senior officer with the requisite loan authority, or the lending decision will be made by either the officers’ or directors’ loan committee.

Lending limits vary based on the type of loan and nature of the borrower. In general, however, we are able to loan to any one borrower a maximum amount equal to either 15% of total risk-based capital, or 25% of total risk-based capital if the amount that exceeds 15% is fully secured. As of December 31, 2003, our combined legal lending limit was approximately $9.6 million (unsecured) plus an additional $6.4 million (secured), or a total of approximately $16 million, for loans that meet federal and/or state collateral guidelines. Regardless of the legal lending limit, our internal guidelines limit the amount available to be loaned into any one borrowing relationship. We adjust the maximum amount available to any one borrower or relationship in accordance with an assigned credit grade. Every loan of material size is assigned a credit grade either by our credit administration department or by the appropriate approval committee, with grades denoting more credit risk receiving a lower in-house maximum. As a result, our exposure to loans with more risk should be limited by the credit grades assigned to those loans. These credit grades are reviewed regularly by bank management, regulatory authorities and our external loan review vendor for appropriateness and applicability.

Underwriting. Collectively, our chief operating officer and our subsidiary bank presidents, who also act as our primary local lending officers, have over 120 years of lending experience. This experienced loan team has developed stringent credit underwriting and monitoring guidelines/policies while simultaneously delivering strong growth in our loan portfolio. We stress individual accountability to our loan officers, basing a portion of their compensation on the performance of the loans they approve. We employ a prudent credit approval process and have developed a comprehensive risk-management system for monitoring and measuring the adequacy of our allowance for loan losses and anticipating net charge-offs.

Other Products and Services

We provide a full range of additional retail and commercial banking products and services, including checking, savings and money market accounts; certificates of deposit; credit cards; individual retirement accounts; safe-deposit boxes; money orders; electronic funds transfer services; travelers’ checks and automatic teller machine access. We do not currently offer trust or fiduciary services.

We are committed to modifying existing, or developing new, products and services that are responsive to the banking demands of our customers. For example, under a possible changing interest rate environment, we anticipate that the market demand for mortgage refinancing will likely be lower in 2004. We also project, however, that Fairfield Financial’s interim lending division will experience increased activity. Accordingly, we are addressing necessary changes in, or additions to, Fairfield Financial’s mortgage origination and interim lending products and services in order to continue to position ourselves appropriately to respond to potential shifts in the marketplace.

Employees

As of December 31, 2003, the Company had 301 employees on a full-time equivalent basis. SBKC considers its relationship with its employees to be excellent.

Supervision and Regulation

Bank Holding Company Regulation

General

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Financial Institutions Code of Georgia, we are subject to supervision, examination, and reporting by the Federal Reserve and the Georgia Department. Our activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident to these activities.

We are required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require. The Federal Reserve and Georgia Department will also regularly examine us and may examine our bank or other subsidiaries.

Activity Limitations

The BHCA requires prior Federal Reserve approval for, among other things:

•	the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or

•	a merger or consolidation of a bank holding company with another bank holding company.

Similar requirements are imposed by the Georgia Department.

A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities. The Federal Reserve normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the BHCA, we will generally be prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities other than those referred to above.

The BHCA permits bank holding company located in one state may lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements, and other restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the Gramm-Leach-Bliley Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Gramm-Leach-Bliley Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While we have not elected to become a financial holding company in order to exercise the broader activity powers provided by the Gramm-Leach-Bliley Act, we may elect to do so in the future.

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank holding company would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company.

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that bank’s depositors and perhaps to other creditors of that bank.

Bank Regulation

General

The Banks are commercial banks chartered under the laws of the State of Georgia, and as such are subject to supervision, regulation and examination by the Georgia Department. The Banks are members of the FDIC, and their deposits are insured by the FDIC’s Bank Insurance Fund up to the amount permitted by law. The FDIC and the Georgia Department routinely examine the Banks and monitor and regulate all of the Banks’ operations, including such things as the adequacy of reserves, the quality and documentation of loans, the payments of dividends, the capital adequacy, the adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and the establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks file periodic reports with the FDIC and Georgia Department.

Transactions With Affiliates and Insiders

The Company is a legal entity separate and distinct from the Banks. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company and other non-bank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Banks for the purposes of these restrictions. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus.. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Banks are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

Dividends

The Company is a legal entity separate and distinct from the Banks. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Banks pay to it. Statutory and regulatory limitations apply to the Banks’ payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, regulations promulgated by the Georgia Department limit the Bank’s payment of dividends.

Mortgage Banking Regulation

Fairfield is licensed and regulated as a “mortgage banker” by the Georgia Department. It is also qualified as a Fannie Mae and Freddie Mac seller/servicer and must meet the requirements of such corporations and of the various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

Enforcement Policies and Actions

Federal law gives the Federal Reserve and FDIC substantial powers to enforce compliance with laws, rules and regulations. Banks or individuals may be ordered to cease and desist from violations of law or other unsafe or unsound practices. The agencies have the power to impose civil money penalties against individuals or institutions of up to $1 million per day for certain egregious violations. Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution. The banking regulators have not hesitated to use the enforcement authorities provided in federal law.

Capital Regulations

The federal bank regulatory authorities have adopted capital guidelines for banks and bank holding companies. In general, the authorities measure the amount of capital an institution holds against its assets. There are three major capital tests: (i) the Total Capital ratio (the total of Tier 1 Capital and Tier 2 Capital measured against risk-adjusted assets), (ii) the Tier 1 Capital ratio (Tier 1 Capital measured against risk-adjusted assets), and (iii) the leverage ratio (Tier One Capital measured against total (i.e., non-risk-weighted) assets).

Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, assets are not risk-weighted.

The federal banking agencies must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. There are five capital tiers for financial institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, a leverage ratio of 5% or better – or 4% in certain circumstances – and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% – or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6% or a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

Federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions are may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized, and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under this law and files, or has filed against it, a petition under the federal Bankruptcy Code, the FDIC claim related to the holding company’s obligations would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

At December 31, 2003, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well-capitalized” under current Federal Reserve Board criteria. The table below sets forth certain capital information for the Company as of December 31, 2003.

	December 31, 2003
	Amount	Percent
Leverage Ratio
Actual	66,567	7.85%
Well-Capitalized Requirement	42,400	5.00%
Minimum Required (1)	33,920	4.00%
Risk-Based Capital:
Tier 1 Capital
Actual	66,512	8.93%
Well-Capitalized Requirement	44,689	6.00%
Minimum Required	29,793	4.00%
Total Capital
Actual	76,939	10.33%
Well-Capitalized Requirement	74,481	10.00%
Minimum Required	59,585	8.00%

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank or bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated by deducting all intangibles, in evaluating proposals for expansion or new activity.

FDIC Insurance Assessments

The Banks’ deposits are insured by the FDIC and thus the Banks are subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for insured depository institutions. Each financial institution is assigned to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized.

Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification assigned to the institution by the FDIC. The FDIC is presently considering whether to charge deposit insurance premiums based upon management weaknesses and whether the bank’s underwriting practices, concentrations of risk, and growth are undisciplined or outside industry norms.

The deposit insurance assessment rates currently range from zero basis points on deposits (for a financial institution in the highest category) to 27 basis points on deposits (for an institution in the lowest category), but may rate as high as 31 basis points. In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits at the same rate. FICO assessments are set quarterly, and in 2003 ranged from 1.52 to 1.68 basis points. The FICO assessment rate for the Banks for the first quarter of 2004 is 1.54 basis points of assessable deposits.

Community Reinvestment Act

The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”), and the federal banking agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. Following its most recent CRA examination on August 1, 2001, the Bank received a “satisfactory” rating.

Consumer Regulations

Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws and regulations applicable to credit transactions, such as those:

•	governing disclosures of credit terms to consumer borrowers;

•	requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	governing the use and provision of information to credit reporting agencies; and

•	governing the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Banks are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth and that of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and mortgage banking operations and will continue to do so in the future. We cannot predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities, or their effect on us or the Banks.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Item 2

PROPERTIES

The Banks (or “Our subsidiary banks”) owned thirteen full-service banking locations and one limited-service banking location as of December 31, 2003. Leased properties include one stand alone ATM machine and night depository and Security Bank of Bibb County’s operations center, which houses its in-house data processing facility and operational support functions. Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, leases a number of mortgage production offices throughout Georgia and the Southeast. The net book value of all facilities including furniture, fixtures and equipment totaled $17,112,000 as of December 31, 2003. Management considers that its properties are well maintained.

Item 3

LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2003, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the NASDAQ Stock Market under the symbol “SBKC.” Prior to December 1, 1997, our common stock was not traded on any public market or exchange, although certain brokerage firms made a market for the common stock. The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ Stock Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2003	High	Low	Close	Dividend Per Share
Fourth Quarter	$34.00	$29.50	$31.51	$0.10
Third Quarter	$35.99	$28.90	$29.50	$0.10
Second Quarter	$36.18	$27.10	$34.63	$0.10
First Quarter	$29.00	$24.25	$28.54	$0.10

Year Ended December 31, 2002	High	Low	Close	Dividend Per Share
Fourth Quarter	$25.00	$17.85	$24.00	$0.09
Third Quarter	$22.49	$18.00	$20.00	$0.09
Second Quarter	$23.21	$16.19	$20.50	$0.09
First Quarter	$16.55	$15.00	$16.15	$0.08

As of February 10, 2004 the Company had approximately 742 shareholders of record plus approximately 650 shareholders listed in “street name.”

For a discussion on dividend restrictions, refer to Item 1, Business - Supervision and Bank Regulation - General.

Item 6

SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 1998 through December 31, 2003 is derived from our audited consolidated financial statements, which are included elsewhere in this report. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation for such periods or dates have been made.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$911,269	$581,319	$504,762	$410,230	$283,483	$253,006
Investment securities	102,855	53,905	51,041	51,498	45,087	39,301
Loans receivable (net)	709,130	474,401	419,306	318,479	207,429	179,162
Allowance for loan losses	9,407	5,480	4,099	3,003	2,327	2,070
Goodwill and other intangible assets, net	25,631	1,900	848	0	0	0
Deposits	743,301	440,595	375,065	311,577	237,418	217,778
Borrowings and securities sold under agreements to repurchase	85,986	96,310	90,418	64,057	15,824	6,408
Subordinated debt	0	0	0	0	0	0
Shareholders’ equity	75,809	39,548	34,777	31,071	27,472	25,736
Selected Results of Operations Data:
Interest income	42,894	32,920	33,608	27,035	20,402	18,630
Interest expense	12,912	12,110	16,586	13,106	8,427	7,895
Net interest income	29,982	20,810	17,022	13,929	11,975	10,735
Provision for loan losses	2,859	2,603	1,912	1,292	736	636
Net interest income after provision for loan losses	27,123	18,207	15,110	12,637	11,239	10,099
Other income	17,303	13,146	11,147	5,354	3,072	2,558
Other expenses	30,841	23,022	19,397	12,655	9,537	8,947
Income before income taxes	13,585	8,331	6,860	5,336	4,774	3,710
Income taxes	4,938	3,065	2,518	1,857	1,529	1,383
Net income (1)	8,647	5,266	4,342	3,479	3,245	2,327
Per Share Data:
Earnings:
Basic (1)	1.98	1.55	1.29	1.04	0.97	0.73
Diluted (1)	1.92	1.52	1.29	1.03	0.96	0.69
Book value	15.06	11.64	10.31	9.21	8.22	7.70
Tangible book value	10.00	11.08	10.06	9.21	8.22	7.70
Weighted average shares outstanding:
Basic	4,362,638	3,389,610	3,372,969	3,354,145	3,340,624	3,185,014
Diluted	4,496,916	3,456,246	3,376,051	3,368,777	3,390,791	3,352,494
Performance Ratios:
Return on average assets (1)	1.16%	1.03%	1.00%	1.09%	1.27%	1.04%
Return on average equity (1)	14.27%	14.11%	13.05%	12.01%	12.08%	9.41%
Net interest margin (2) (7)	4.40%	4.38%	4.24%	4.78%	5.21%	5.34%
Interest rate spread (3) (7)	4.12%	3.96%	3.48%	3.83%	4.30%	4.31%
Efficiency ratio (4)	64.81%	67.38%	68.38%	64.82%	62.55%	66.17%
Average interest-earning assets to average interest-bearing liabilities	114.70%	116.92%	118.61%	121.00%	125.22%	126.79%
Average loans to average deposits	103.09%	108.30%	107.47%	96.03%	88.29%	83.98%

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999	1998
Asset Quality Ratios:
Nonperforming loans to net loans (5)	0.60%	0.94%	0.76%	0.51%	0.47%	0.33%
Nonperforming assets to total assets (6)	0.90%	1.09%	1.17%	0.47%	0.38%	0.52%
Net charge-offs to average total loans	0.30%	0.28%	0.23%	0.25%	0.25%	0.27%
Total allowance for loan losses to total nonperforming loans	224.99%	125.75%	119.57%	158.97%	178.18%	259.72%
Total allowance for loan losses to total loans receivable	1.33%	1.16%	0.98%	0.94%	1.12%	1.16%
Capital Ratios:
Average equity to average assets	8.11%	7.27%	7.63%	9.06%	10.52%	11.08%
Average tangible equity to average tangible assets	6.37%	6.96%	7.44%	8.95%	10.52%	11.08%
Leverage ratio	7.85%	8.94%	7.66%	9.39%	10.84%	11.42%
Tier 1 risk-based capital ratio	8.93%	10.25%	8.02%	8.86%	12.30%	13.34%
Total risk-based capital ratio	10.33%	12.60%	9.00%	9.75%	13.32%	14.42%

(1)	Beginning in 2002, new accounting standards eliminated the amortization of goodwill, which is included in previous years’ net income and returns.
(2)	Net interest income divided by average interest-earning assets.
(3)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(4)	Other expenses divided by net interest income and other income.
(5)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(6)	Nonperforming assets are nonperforming loans plus other real estate owned.
(7)	Calculated on a fully tax equivalent basis.

Item 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and the related notes included elsewhere in this report.

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own three subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County. We also own Fairfield Financial Services, Inc., an operating subsidiary of Security Bank of Bibb County. Our subsidiaries are also subject to various federal and state banking laws and regulations.

Like most financial institutions, our profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Our results of operations are also affected by our provision for loan losses; non-interest expenses, such as salaries, employee benefits, and occupancy expenses; and non-interest income, such as mortgage loan fees and service charges on deposit accounts.

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2003 was characterized by steady low interest rates intended to stabilize the economy and stimulate industrial economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Our balanced growth continued during 2003, with increases in assets, deposits, shareholders’ equity, earnings per share and returns on average assets and equity. The following chart shows our growth in these areas from December 31, 2002 to December 31, 2003:

	(Dollars in millions, except per share amounts)
	December 31, 2003	December 31, 2002	Percent Increase
Diluted earnings per share	$1.92	$1.52	26.3%
Total assets	$911.3	$581.3	56.8%
Loans	$709.1	$474.4	49.5%
Investment securities	$102.8	$53.9	90.7%
Deposits	$743.3	$440.6	68.7%
Shareholders’ equity	$75.8	$39.5	91.2%
Return on average assets	1.16%	1.03%	12.6%
Return on average equity	14.27%	14.11%	1.1%

A significant portion of our asset and deposit growth during 2003 resulted from our May 29, 2003 acquisition of Security Bank of Jones County. The acquisition accounted for a $142.4 million increase in total loans, a $60.8 million increase in our investment portfolio and a $211.0 million increase in deposits. This increase in loan volume, together with an additional $92.3 million in loans generated by our other subsidiaries as a result of strong demand in a low interest rate environment, contributed to an increase in net income of $8.6 million for 2003. The volume increase also offset declining average asset yields resulting from the low rate environment.

Our acquisition of Security Bank of Jones County also bolstered our deposit base, accounting for almost 70% of our increase in deposits for 2003. The remaining portion of the increase resulted from marketing efforts aimed at increasing local low-cost deposits and funding requirements driven by our loan growth. We sometimes met these funding needs with out-of-market deposits, which often carried a lower cost than local market deposits as a result of competitive pricing.

Although our investment portfolio increased significantly during 2003, $60.8 million was attributable to the acquisition of Security Bank of Jones County. Excluding the impact of the acquisition, the portfolio decreased by $5.8 million. This reflects our emphasis on loan growth as our primary means of generating interest-earning assets and, to a lesser extent, maturity and call activity in our investment securities resulting from the lower interest rate environment during 2003. Although our investment portfolio declined, excluding the impact of the Security Bank of Jones County acquisition, our overall liquidity level improved as Security Bank of Jones County had a larger percentage of its assets invested in investment securities.

Fairfield Financial also contributed significantly to our results of operations for 2003. Fairfield Financial closed over $424 million in residential mortgage closings during 2003 and posted approximately $3.3 million in net income. Approximately 61% of its 2003 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 39% being derived from its interim real estate and real estate development lending activities. We anticipate a significant decline in mortgage production volumes and revenues during 2004, but believe it will be offset to a significant extent by a decline in direct variable costs associated with our mortgage origination division, together with an increase in revenues from the interim lending division.

The following table illustrates our selected key financial data for each of the past five years.

SELECTED FIVE YEAR FINANCIAL DATA

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT:
Interest Income	$42,894	$32,920	$33,608	$27,035	$20,402
Interest Expense	12,912	12,110	16,586	13,106	8,427

Net Interest Income	29,982	20,810	17,022	13,929	11,975
Provision for Loan Losses	2,859	2,603	1,912	1,292	736
Other Income	17,303	13,146	11,147	5,354	3,072
Other Expense	30,841	23,022	19,397	12,655	9,537

Income Before Tax	13,585	8,331	6,860	5,336	4,774
Income Taxes	4,938	3,065	2,518	1,857	1,529

Net Income	$8,647	$5,266	$4,342	$3,479	$3,245

PER SHARE:
Earnings Per Common Share:
Basic	$1.98	$1.55	$1.29	$1.04	$0.97
Diluted	1.92	1.52	1.29	1.03	0.96
Cash Dividends Paid	0.40	0.35	0.31	0.28	0.26
Weighted Average Shares	4,362,638	3,389,610	3,372,969	3,354,145	3,340,624

RATIOS:
Return on Average Assets	1.16%	1.03%	1.00%	1.09%	1.27%
Return on Average Equity	14.27%	14.11%	13.05%	12.01%	12.08%
Dividend Payout Ratio	20.20%	22.58%	24.03%	26.92%	26.80%
Average Equity to Average Assets	8.12%	7.27%	7.63%	9.06%	10.52%
Net Interest Margin	4.40%	4.38%	4.24%	4.78%	5.21%

BALANCE SHEET:
(At end of period)
Assets	$911,269	$581,319	$504,762	$410,230	$283,483
Investment Securities (a)	102,855	53,905	51,041	51,498	45,087
Loans Held for Sale	11,448	35,955	40,764	13,215	1,761
Loans, Net of Unearned Income	697,682	438,446	378,542	305,264	205,668
Reserve for Loan Losses	9,407	5,480	4,099	3,003	2,327
Deposits	743,301	440,595	375,065	311,577	237,418
Borrowed Funds	85,986	96,310	90,418	64,057	15,824
Shareholders’ Equity	75,809	39,548	34,777	31,071	27,472
Shares Outstanding	5,024,300	3,398,317	3,372,969	3,372,969	3,340,624

(a)	Investment Securities include FHLB Stock (in thousands): 2003 - $3,935; 2002 - $3,614; 2001 - $3,533; 2000 - $2,464; and 1999 - $755.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), goodwill and stock-based compensation have been critical to the determination of our financial position and results of operations.

Allowance for Loan Losses (ALL)

Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures that are readily predictable by historical or comparative experience; and, (2) an unallocated amount representative of inherent loss that is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

We establish the allocated amount separately for three tiers:

•	substandard loans with specific allocations based on collateral exposure,

•	loans based on five different credit ratings (watch list, other assets specifically mentioned, substandard, doubtful and loss) with allocations based on historical losses per rating category, and

•	the rest of the loan portfolio with allocations based on historical losses in the total portfolio.

We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process.

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we apply two stress factors. The first stress factor consists of economic factors including such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. The second stress factor is based on the credit grade of the loans in our unsecured loan portfolio. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

We then test the resulting ALL balance by comparing the balance in the ALL with historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the balance of the ALL in its entirety. The directors’ loan committee reviews the assessments prior to the filing of quarterly and annual financial information.

In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input of our independent loan reviewer, who is not an employee of ours, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Stock-Based Compensation

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation, management has elected to expense the fair value of stock options. We utilize the Black-Scholes model in determining the fair value of the stock options. The model takes into account certain estimated factors such as the expected life of the stock option and the volatility of the stock. The expected life of the stock option is a function of the vesting period of the grant, the average length of time similar grants have remained outstanding, and the expected volatility of the underlying stock. Volatility is a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period.

Goodwill

Effective January 1, 2002, the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets was adopted. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests in accordance with the pronouncement. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2002, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Results of Operations For The Years Ended December 31, 2003, 2002 and 2001

Our net income was $8.6 million, $5.3 million, and $4.3 million for the years 2003, 2002, and 2001, respectively. Our 2003 earnings were up by 64.2% over net income of 2002, and the 2002 earnings showed a 21.3% increase over net income from 2001. Diluted earnings per share (“EPS”) amounted to $1.92 in 2003, $1.52 in 2002, and $1.29 in 2001. The $1.92 EPS in 2003 was up $0.40 per share over 2002 results for an increase of 26.3%. The $1.52 EPS in 2002 was up $0.23 per share over 2001 results for an increase of 17.8%. Our return on average equity (“ROE”) of 14.27% in 2003 is a 16 basis-point improvement over our 2002 ROE of 14.11% in 2002. The 14.11% ROE in 2002 exhibited a 106 basis-point improvement over a 2001 ROE of 13.05%.

The following tables provide recaps of the dollar and percentage changes we have experienced in our income statements, balances sheets and key ratios in recent years.

RECAP OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2003	2002	$ Change 2003 vs 2002	% Change 2003 vs 2002	2001	$ Change 2002 vs 2001	% Change 2002 vs 2001
INCOME STATEMENT:
Interest Income	$42,894	$32,920	$9,974	30.30%	$33,608	$-688	-2.00%
Interest Expense	12,912	12,110	802	6.62%	16,586	-4,476	-27.00%

Net Interest Income	29,982	20,810	9,172	44.07%	17,022	3,788	22.30%
Provision for Loan Losses	2,859	2,603	256	9.83%	1,912	691	36.10%
Other Income	17,303	13,146	4,157	31.62%	11,147	1,999	17.90%
Other Expense	30,841	23,022	7,819	33.96%	19,397	3,625	18.70%

Income Before Tax	13,585	8,331	5,254	63.07%	6,860	1,471	21.40%
Income Taxes	4,938	3,065	1,873	61.11%	2,518	547	21.70%

Net Income	$8,647	$5,266	$3,381	64.20%	$4,342	$924	21.30%

PER SHARE:
Earnings Per Common Share:
Basic	$1.98	$1.55	$0.43	27.74%	$1.29	$0.26	20.16%
Diluted	1.92	1.52	0.40	26.32%	1.29	$0.23	17.83%
Cash Dividends Paid	0.40	0.35	0.05	14.29%	0.31	$0.04	13.00%
Weighted Avg Shares (Basic)	4,362,638	3,389,610	973,028	28.71%	3,372,969	16,641	0.50%
Weighted Avg Shares (Diluted)	4,496,921	3,456,246	1,040,675	30.11%	3,376,051	80,195	2.40%

RATIOS:
Return on Average Assets	1.16%	1.03%	0.13%	12.62%	1.00%	0.03%	3.00%
Return on Average Equity	14.27%	14.11%	0.16%	1.13%	13.05%	1.06%	8.10%
Dividend Payout Ratio	20.20%	22.58%	-2.38%	-10.54%	24.03%	-1.45%	6.03%
Avg Equity to Avg Assets	8.12%	7.27%	0.85%	11.69%	7.63%	-0.36%	-4.72%
Net Interest Margin	4.40%	4.38%	0.02%	0.46%	4.24%	0.14%	3.30%

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of our earnings. Our average net interest rate margin, on a taxable equivalent basis, was 4.40% in 2003, 4.38% in 2002, and 4.24% in 2001. Net interest income before tax equivalency adjustments in 2003 amounted to $30.0 million, up 44.1% from $20.8 million in 2002. The 2002 net interest income was up 22.3% from $17.0 million posted in 2001.

The following table presents a recap of interest income, adjusted to a tax-equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.

NET INTEREST INCOME

	Years Ended December 31
(In Thousands)	2003	2002	2001
Interest Income	$42,895	$32,920	$33,609
Taxable Equivalent Adjustment	302	211	198

Interest Income (1)	43,197	33,131	33,807
Interest Expense	12,912	12,110	16,586

Net Interest Income (1)	$30,285	$21,021	$17,221

	Years Ended December 31
	2003	2002	2001
	(As a % of Average Earning Assets)
Interest Income (1)	6.27%	6.91%	8.32%
Interest Expense	1.87%	2.53%	4.08%

Net Interest Rate Margin (1)	4.40%	4.38%	4.24%

(1)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.
(2)	Average Earning Assets used in ratios as follows (in thousands): 2003-$689,109; 2002-$479,541; and 2001-$406,405.

2003 compared to 2002:

Net Interest Income. Net interest income on a tax-equivalent basis for the year ended December 31, 2003 increased $9.2 million to $30.2 million from $21.0 million during the year ended December 31, 2002. This increase was attributable to the increase of $10.1 million in interest income during the year ended December 31, 2003 compared to the year ended December 31, 2002. The net interest rate spread increased 16 basis points from 3.96% for the year ended December 31, 2002 to 4.12% for the year ended December 31, 2003, and the net interest rate margin increased 2 basis points from 4.38% to 4.40% during the same period.

The increase in both the net interest rate spread and net interest rate margin reflected an 80 basis-point decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities. The shift occurred between borrowings, local CDs or wholesale CDs depending on the interest rate at the time of funding needs. Additionally, as a result of the strategy we used to price borrowings, borrowing costs declined during the year ended December 31, 2003 compared to the year ended December 31, 2002 due to the average cost of borrowed funds declining 28 basis points during the period.. During the year ended December 31, 2003 compared to the year ended December 31, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased a total of $189.6 million. Of this increase, $67.5 million was attributable to ongoing deposit marketing promotions to bring in low cost deposits, and $122.1 million was attributable to our acquisition of Security Bank of Jones County.

Excluding the impact of our acquisition of Security Bank of Jones County, net interest income for the year ended December 31, 2003 increased $3.3 million. This increase was attributable to a decline of $1.4 million in interest expense that was offset by an increase of $1.9 million in interest income during the year ended December 31, 2003 compared to the year ended December 31, 2002. The net interest rate spread increased 11 basis points from 3.96% for the year ended December 31, 2002 to 4.07% for the year ended December 31, 2003.

Interest Income. Interest income on a tax-equivalent basis was $43.2 million during the year ended December 31, 2003, an increase of $10.1 million from $33.1 million during the year ended December 31, 2002. Interest income on loans and investment securities increased $9.4 million and $700,000, respectively, during the year ended December 31, 2003 compared to the year ended December 31, 2002.

The increase in interest income on loans during the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily attributable to an increase in average balance of $174.8 million, of which $86.4 million was attributable to our acquisition of Security Bank of Jones County. Excluding the impact of the additional loans from Security Bank of Jones County, the existing loan portfolio declined 66 basis points in average yield during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Interest income on investment securities increased $700,000 as a result of an increase of $34.0 million in average balance during the year ended December 31, 2003 compared to the year ended December 31, 2002, which was partially offset by a reduction of 155 basis points in the average yield on these securities during the same period.

Excluding the impact of our acquisition of Security Bank of Jones County, the investment securities decreased $5.8 million in average balance during 2003. This decline was due to our general policy to emphasize growth in loans as its primary interest-earning asset, and de-emphasize its investment portfolios, while loan origination demand is strong. The decline in average balance also reflects maturity and call activity experienced on these securities as a result of the lower interest rate environment during 2003. The decline in average yield reflects the decline in interest rates during 2003, as higher coupon securities were called from the portfolio.

Overall, the yield on interest-earning assets declined 64 basis points from 6.91% during the year ended December 31, 2002 to 6.27% during the year ended December 31, 2003.

Interest Expense. Interest expense increased $0.8 million, to $12.9 million, during the year ended December 31, 2003, from $12.1 million during the year ended December 31, 2002. The increase in interest expense resulted primarily from an increase of $338,000 in interest expense on deposits. The average cost of interest-bearing deposits, the largest component of interest expense, declined by 91 basis points and the average balance increased by $171.7 million, resulting in an increase in interest expense of $464,000 during the year ended December 31, 2003 compared to the year ended December 31, 2002. Excluding the impact of the interest-bearing deposits resulting from our acquisition of Security Bank of Jones County, average balances increased $59.4 million and average yield declined 89 basis points resulting in a decrease of interest expense of $1.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Of the $59.4 million increase in average balances, interest bearing accounts increased $10.8 million, money market accounts increased $11.8 million and savings accounts increased $1.6 million, all as a result of our increased marketing efforts to bring in low cost deposits. Brokered CDs increased $18.2 million, wholesale CDs increased $84.6 million, and traditional CDs decreased $68.5 million, which resulted from our shift to low cost, out of market deposits.

The increase in interest expense also resulted from a $500,000 increase in borrowed funds, which further resulted from increases of $19.0 million in the average balance of borrowed funds and 24 basis points in the average cost of borrowed funds during the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in borrowed funds consists primarily of $18.6 million in subordinated debentures relating to our offering of trust preferred securities.

2002 compared to 2001:

Tax-equivalent net interest income increased by $3.8 million from 2001 to 2002, spurred mainly by strong growth trends in the loan portfolio. The average net interest margin increased by 14 basis points, from 4.24% in 2001 to 4.38% in 2002. In spite of continued gradual decline in the external rate environment, we were able to manage and improve the spread through effective use of external debt and non-core deposits, coupled with renewed marketing efforts to grow local low-cost core deposits. On the asset side of the balance sheet, average yields on our loan portfolio declined significantly by 146 basis points from 8.57% in 2001 to 7.11% in 2002. However, average loan balances for 2002 increased by $69.6 million, or 19.3% over 2001. The primary growth came in real estate construction loans, commercial loans, and balances in mortgage loans held for sale. The acquisition of Fairfield Financial in July 2000 added a strong lending team in production offices in profitable loan markets throughout the State of Georgia. Low interest rates in 2002 gave us another favorable year for mortgage activity and refinancing volumes. Mortgage lending is very cyclical in nature and reliant on mortgage interest rates. Yields on the investment portfolio decreased by 90 basis points from 6.51% to 5.61% through repricings of matured and called bonds. The average balances invested in bonds increased slightly, from $42.7 million in 2001 to $44.3 million in 2002. The overall yield on earning assets on a tax-equivalent basis for 2002 was 6.91%, a decrease of 141 basis points from 8.32% in 2001.

The overall cost of interest-bearing funds averaged 2.95% in 2002, down a substantial 189 basis points from 4.84% in 2001 for the reasons cited above. Average interest rates on all interest-bearing deposits for 2002 were 2.95%, a 199 basis-point drop from 4.94% in 2001. Deposit balances increased on average by $61.7 million, or 18.4% from 2001 to 2002. A portion of this increase came from non-core brokered certificates of deposits, but local core deposit growth was strong as well. A faltering stock market, combined with terrorist attacks in September 2001, encouraged many consumer and business depositors to seek the safety of the banking system. Balances continued to grow in spite of the declining rate environment. Reliance on alternate non-core funding sources became more prevalent in 2002 and 2001 as management sought ways to meet liquidity demands for lending activities. Average balances in various borrowed funds rose from $63.7 million in 2001 to $76.2 million in 2002, an increase of 19.6%. Rates on external borrowings became more attractive, averaging 2.98% in 2002 versus 4.42 in 2001. Additionally, we obtained $18.0 million in trust preferred securities in December 2002, which added liquidity and supplied relatively inexpensive capital to support our growth. The funding mix in 2001 averaged 84.0% from deposits and 16% from borrowed money. The funding mix changed in 2002 to be 83.9% from deposits and 16.1% from external borrowings.

Interest Rates and Interest Differential

The following tables set forth our average balance sheets, interest and yield information on a taxable equivalent basis for the years ended December 31, 2003, 2002, and 2001.

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax equivalent basis, in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Loans, Net of Unearned Income: (a) (b)
Taxable	$574,706	$38,328	6.67%	$408,627	$29,282	7.17%	$341,995	$29,721	8.69%
Tax Exempt (c)	0	0	0	0	0	0	0	0	0
Loans Held for Sale	29,518	1,611	5.46	20,857	1,261	6.04	17,878	1,134	6.34

Net Loans	604,224	39,939	6.61	429,484	30,543	7.11	359,873	30,855	8.57

Investment Securities: (d)
Taxable	65,001	2,296	3.53	35,605	1,867	5.24	34,869	2,199	6.31
Tax Exempt (c)	13,341	888	6.66	8,703	620	7.13	7,846	582	7.41

Total Investment Securities	78,342	3,184	4.06	44,308	2,487	5.61	42,715	2,781	6.51

Interest Earning Deposits	1,115	10	0.90	630	15	2.39	972	28	2.9
Federal Funds Sold	5,428	64	1.18	5,119	86	1.68	2,845	143	5.05

Total Interest Earning Assets	689,109	43,197	6.27	479,541	33,131	6.91	406,405	33,807	8.32

Non-Earning Assets	57,521			33,847			29,509

Total Assets	$746,630			$513,388			$435,914

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest Bearing Demand Deposits	$58,498	$263	0.45%	$37,606	$252	0.67%	$30,338	$383	1.26%
Money Market Accounts	71,802	743	1.03	43,270	676	1.56	35,167	1,085	3.09
Savings Deposits	14,166	88	0.62	8,990	67	0.75	7,207	87	1.21
Time Deposits of $100,000 or More	117,634	2,683	2.28	83,860	3,154	3.76	66,384	4,173	6.29
Other Time Deposits	243,554	6,527	2.68	160,267	5,691	3.55	139,805	8,041	5.75

Total Interest Bearing Deposits	505,654	10,304	2.04	333,993	9,840	2.95	278,901	13,769	4.94

Federal Funds Purchased and Repurchase Agreements Sold	10,272	105	1.02	10,724	161	1.5	10,498	381	3.63
Other Borrowed Money & FHLB	84,290	2,499	2.96	64,434	2,102	3.24	52,270	2,417	4.62
Demand Note U.S. Treasury	553	4	0.72	1,005	7	0.72	972	19	1.93

Total Borrowed Funds	95,115	2,608	2.74	76,163	2,270	2.98	63,740	2,817	4.42

Total Interest Bearing Funding	600,769	12,912	2.15	410,156	12,110	2.95	342,641	16,586	4.84

Non-Int. Bearing Demand Deposits	80,472			62,575			55,960
Other Liabilities	4,808			3,339			4,032
Shareholders’ Equity	60,581			37,318			33,281

Total Liabilities & Shareholders’ Equity	$746,630			$513,388			$435,914

Interest Rate Spread			4.12%			3.96%			3.48%

Net Interest Income		30,285			21,021			17,221

Net Interest Margin			4.40%			4.38%			4.24%

Notes to Table of Average Balance Sheets, Interest and Yields:

(a)	Interest income includes loan fees as follows (in thousands): 2003-$2,586; 2002-$1,506; and 2001-$1,307.
(b)	Average loans are shown net of unearned income. Nonaccrual loans are included.
(c)	Reflects taxable equivalent adjustments using the statutory income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to $302 for 2003; $211 for 2002, and $198 for 2001.(in thousands)
(d)	Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 2003 compared to the year 2002 and for the year 2002 compared to the year 2001.

RATE / VOLUME ANALYSIS

	For the Years Ended December 31
	2003 Compared to 2002			2002 Compared to 2001
	Change Due To (a)			Change Due To (a)
(In thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST EARNED ON:
Taxable Loans, Net	$11,908	$-2,862	$9,046	$5,790	$-6,229	$-439
Tax Exempt Loans (b)	0	0	0	0	0	0
Loans Held for Sale	523	-173	350	189	-62	127
Taxable Investment Securities	1,540	-1,111	429	46	-378	-332
Tax exempt Investment Securities (b)	331	-63	268	64	-26	38
Interest Earning Deposits	12	-17	-5	-10	-3	-13
Federal Funds Sold	5	-27	-22	115	-172	-57

Total Interest Income	14,319	-4,253	10,066	6,194	-6,870	-676

INTEREST PAID ON:
Interest Bearing Demand Deposits	140	-129	11	92	-223	-131
Money Market Accounts	445	-378	67	250	-659	-409
Savings Deposits	39	-18	21	22	-42	-20
Time Deposits of $100,000 or More	1,270	-1,741	-471	1,099	-2,118	-1,019
Other Time Deposits	2,957	-2,121	836	1,177	-3,527	-2,350
Federal Funds Purchased and Repurchase Agreements Sold	-7	-49	-56	8	-228	-220
FHLB & Other Borrowings	643	-246	397	562	-877	-315
Demand Note U.S. Treasury	-3	0	-3	1	-13	-12

Total Interest Expense	5,484	-4,682	802	3,211	-7,687	-4,476

Net Interest Income	$8,835	$429	$9,264	$2,983	$817	$3,800

(a)	The change in interest due to both rate and volume has been allocated to the rate component.
(b)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis.

Provision for Loan Losses

The general nature of lending results in periodic charge-offs, in spite of our continuous loan review process, credit standards, and internal controls. During 2003 and 2002, we also factored into our provision for loan losses a subjective assessment of the economic downturn’s effect on the cash flow of some of our borrowers. We expensed $2.860 million in 2003, $2.602 in 2002, and $1.912 million in 2001 for loan loss provisions. The growth in the provision expense for 2003 was due primarily to growth in our outstanding loans (excluding the impact of the Security Bank of Jones County) of $83.9 million and to expense net charge-offs. Amounts of net loans charged off during recent years are reasonable by industry standards. We incurred net charge-offs of $1.82 million during 2003, compared to $1.22 million during 2002 and $816,000 during 2001. Our net charge-offs as a percentage of average loans outstanding have been consistent at 0.30% in 2003, 0.28% in 2002, and 0.23% in 2001. The reserve for loan losses on December 31, 2003 stood at 1.33% of outstanding net loans and loans held for sale, up from 1.16% and 0.98% at December 31, 2002 and 2001. Security Bank of Jones County’s reserve at the date of our acquisition in May 2003 was over 1.6% of loans, which accounted for the increase in the level of reserve for loan losses as a percentage of average loans over the December 31, 2002 level.

Non-interest Income

Non-interest income of $17.3 million in 2003 represented a 31.6% increase, or $4.2 million from $13.1 million recorded in 2002. Excluding the additional income in 2003 from Security Bank of Jones County, non-interest income increased $3.7 million, or 28.2% over 2002. Mortgage loan fees, which constitute 61.4% of non-interest income continue to be the largest component of non-interest income, generating $10.6 million for 2003, up from $8.6 million collected in 2002 as Fairfield Financial continued to capitalize on the favorable interest rate environment. The second largest component of non-interest income is service charges on deposit accounts which constituted 29.1% of non-interest income during 2003. During 2003, service charges increased $1.6 million from $3.4 million to $5.0 million. Excluding Security Bank of Jones County, service charges increased $1.2 million to $4.6 million in 2003 from $3.4 million in 2002. Service charges on deposit accounts, which are primarily fees generated from our courtesy overdraft protection product, accounted for $3.01 million, or 60.2% of all service charges. The courtesy overdraft product completed its second full year in 2003, but its growth was enhanced by the success of the high-performance checking program. Corporate analysis fees are the second largest service charge which represented $725,000, or 14.4%, of total service charges.

Non-interest income of $13.1 million in 2002 represented a 17.9% increase, or $2.0 million, from $11.1 million recorded in 2001. Mortgage loan fees were the largest component of non-interest income, generating $8.6 million for 2002, up from $7.4 million collected in 2001 as Fairfield Financial capitalized on the favorable interest rate environment. Service charges on deposit accounts increased 31.3%, from $2.6 million in 2001 to $3.4 million in 2002, primarily in fees generated from our courtesy overdraft product for protection from bounced checks and volume increases in service charge paying customers.

Non-interest Expense

Non-interest expense was $30.8 million for the year 2003, up 34.0% from $23.0 million in 2002. This rate of increase is directly related to the 46.5% growth that we experienced in the average balance of interest-bearing funding accounts from 2002 to 2003. Excluding Security Bank of Jones County, non-interest expense was $27.8 million for 2003, up 20.8% from $23.0 million in 2002.

Total salaries and benefits increased by $4.5 million, or 33.4%. Of this increase, $500,000 is attributable to the de novo banking office in Brunswick, Georgia; $948,000 is attributable to increased mortgage commissions; and $1.2 million is attributable to the addition of Security Bank of Jones County for the seven-month period in 2003 which followed the effective date of our acquisition of Security Bank of Jones County. The balance of the increase is due to normal salary and benefit increases due to merit increases and new hires. Management anticipates a reduction in revenues from the residential mortgage origination division of Fairfield in 2004 as result of a less favorable refinance market. This reduction in revenues will also result in a decrease in mortgage commissions paid, which is the largest variable expense associated with Fairfield Financial’s origination division. In 2003, costs that vary directly with mortgage production levels were approximately 42% of mortgage revenues. Other residential mortgage lending costs more closely resemble semi-variable costs and may also result in a decline in costs as production volumes and revenues decline. Our 2004 Business Plan anticipates a significant decline in mortgage production volumes and revenues. However, our 2004 Business Plan also anticipates a decline in direct variable costs associated with our mortgage origination division, as well as an increase in revenues from Fairfield Financial’s interim lending division, which we believe will have the combined effect of replacing a significant portion of the anticipated decline in our mortgage origination revenues.

Occupancy costs of $2.9 million grew by 14.9%, or $400,000 over $2.5 million in 2002. Of this increase, $200,000 is related to the addition of Security Bank of Jones County. The remaining increase is due to a full year of bank premises expenses in 2003 for new additions to our corporate offices, which were constructed during 2002.

All other operating overhead increased by $2.9 million, or 42.1%. Security Bank of Jones County contributed $1.0 million to the increase over last year with the remainder due to the full year impact of our newly-completed corporate offices, our de novo banking office in Brunswick, Georgia, and a new core processing system, as well as an increase in marketing costs associated with our increased effort to attract low cost deposits.

Non-interest expense increased $3.6 million to $23.0 million or 18.7% from $19.4 million in 2001. This rate of increase is commensurate with the 17.8% growth that we experienced in the average balance sheet size from 2001 to 2002. We have invested in quality staffing, physical facilities and processing systems as needed to provide foundation supports. Total salaries and benefits increased by $1.6 million, or 13.5%. Occupancy costs grew by only 4.8%, or $116,000. All other operating overhead increased by $1.9 million, or 37.8%, due to expenses associated with a rapidly growing balance sheet in multiple markets throughout Georgia.

Income Tax Expense

Our consolidated federal and state income tax expense increased to $4.9 million in 2003, up from $3.1 million in 2002 and $2.5 million in 2001. The effective tax rate was 36.4%, 36.8%, and 36.7%, in 2003, 2002, and 2001, respectively. Our effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the balance sheet. See Note 7 to our Consolidated Financial Statements for a detailed analysis of income taxes. With the addition of Security Bank of Jones County in 2003, which had a lower effective tax rate, the blended effect reduced our overall effective tax rate.

Quarterly Results of Operations

The following table provides income statement recaps and earnings per share data for each of the four quarters for the years ended December 31, 2003 and 2002.

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended				Total Year
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	($ in thousands, except per share data)
For The Year 2003
Interest Income	$12,456	$12,318	$9,788	$8,332	$42,894
Interest Expense	3,360	3,616	3,146	2,790	12,912

Net Interest Income	9,096	8,702	6,642	5,542	29,982
Provision For Loan Losses	730	783	857	489	2,859
Securities Gains (Losses)	0	21	34	0	55
Noninterest Income	4,237	4,401	4,664	3,946	17,248
Noninterest Expense	8,626	8,281	7,390	6,544	30,841

Income Before Income Taxes	3,977	4,060	3,093	2,455	13,585
Provision For Income Taxes	1,436	1,411	1,204	887	4,938

Net Income	$2,541	$2,649	$1,889	$1,568	$8,647

Net Income per Common Share
Basic	0.51	0.53	0.47	0.47	1.98
Diluted	0.49	0.51	0.46	0.46	1.92

	Three Months Ended				Total Year
	Dec. 31	Sept. 30	Jun. 30	Mar. 31
	($ in thousands, except per share data)
For The Year 2002
Interest Income	$8,469	$8,376	$8,100	$7,975	$32,920
Interest Expense	2,957	2,969	3,043	3,141	12,110

Net Interest Income	5,512	5,407	5,057	4,834	20,810
Provision For Loan Losses	1,150	403	510	540	2,603
Securities Gains (Losses)	0	0	0	135	135
Noninterest Income	3,590	3,535	2,891	2,995	13,011
Noninterest Expense	6,486	5,904	5,235	5,397	23,022

Income Before Income Taxes	1,466	2,635	2,203	2,027	8,331
Provision For Income Taxes	555	978	834	698	3,065

Net Income	$911	$1,657	$1,369	$1,329	$5,266

Net Income per Common Share
Basic	0.26	0.49	0.41	0.39	1.55
Diluted	0.25	0.48	0.40	0.39	1.52

Distribution of Assets, Liabilities & Shareholders’ Equity

The following table presents condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.

AVERAGE BALANCE SHEETS

(Amounts in Thousands)

	Years Ended December 31
	2003	%	2002	%	2001	%
ASSETS:
Cash & Due From Banks	$22,255	2.98%	$16,886	3.30%	$14,581	3.34%
Time Deposits-Other Banks	1,115	0.15%	630	0.10%	972	0.22%
Federal Funds Sold	5,428	0.73%	5,119	1.00%	2,845	0.65%
Taxable Investment Securities	65,001	8.70%	35,605	6.93%	34,869	8.00%
Non-Taxable Inv. Securities	13,341	1.79%	8,703	1.70%	7,846	1.80%
Loans, Net of Interest	574,706	76.97%	408,627	79.60%	341,995	78.46%
Loans Held for Sale	29,518	3.95%	20,857	4.10%	17,878	4.10%
Allowance for Loan Losses	-7,489	-1.00%	-4,681	-0.90%	-3,479	-0.80%
Bank Premises & Equipment	15,432	2.07%	12,659	2.50%	10,049	2.31%
Other Real Estate	2,982	0.40%	2,507	0.50%	1,818	0.42%
Intangible Assets	13,943	1.87%	1,693	0.30%	901	0.21%
Other Assets	10,398	1.39%	4,783	0.90%	5,639	1.29%

TOTAL ASSETS	$746,630	100.00%	$513,388	100.00%	$435,914	100.00%

LIABILITIES & SHAREHOLDERS’ EQUITY:
Deposits:
Non-Interest Bearing	$80,472	10.78%	$62,575	12.19%	$55,960	12.80%
Interest Bearing	505,654	67.73%	333,993	65.05%	278,901	64.00%
Federal Funds Purchased and Repurchase Agreements Sold	10,272	1.38%	10,724	2.09%	10,498	2.40%
FHLB & Other Borrowings	84,290	11.29%	64,434	12.55%	52,270	12.00%
Demand Notes-US Treasury	553	0.07%	1,005	0.20%	972	0.20%
Other Liabilities	4,808	0.64%	3,339	0.65%	4,032	0.93%

Total Liabilities	686,049	91.89%	476,070	92.73%	402,633	92.40%

Common Stock	4,359	0.58%	3,390	0.66%	3,373	0.80%
Surplus	30,494	4.08%	13,196	2.57%	12,967	3.00%
Undivided Profits	25,728	3.45%	20,732	4.04%	16,941	3.90%

Total Shareholders’ Equity	60,581	8.11%	37,318	7.27%	33,281	7.60%

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$746,630	100.00%	$513,388	100.00%	$435,914	100.00%

As of December 31, 2003, total assets were $911.3 million, an increase of 56.9% over year-end 2002 levels. Our total loans and loans held for sale, before deducting the reserve for loan losses, grew by $234.7 million to $709.1 million at year-end, an increase of 49.5% over year-end 2002, driven by strong growth in our construction and land development lending portfolio and our acquisition of Security Bank of Jones County. Excluding Security Bank of Jones County, total assets were $705.3 million, an increase of 21.4% over year-end 2002 levels. Total deposits grew $302.7 million, or 68.5%, to $743.3 million, with balanced growth across both transaction and time deposit categories. On an average basis, total assets grew from $513.4 million in 2002 to $746.1 million in 2003 for an increase of 45.3%. Average gross loans grew from $429.5 million in 2002 to $604.2 million in 2003, an increase of 40.7%. Average deposits grew from $396.6 million in 2002 to $586.1 million in 2003, a 47.8% increase.

As of December 31, 2002, total assets were $581.3 million, an increase of 15.1% over year-end 2001 levels. Our total loans and loans held for sale, before deducting the reserve for loan losses, grew by $55.1 million to $474.4 million at year-end, an increase of 13.1% over year-end 2001, driven by strong growth in our construction and land development lending portfolio. Total deposits grew $65.6 million, or 17.5%, to $440.6 million, with balanced growth across both transaction and time deposit categories. On an average basis, total assets grew from $435.9 million in 2001 to $513.4 million in 2002 for an increase of 17.8%. Average gross loans grew from $359.9 million in 2001 to $429.5 million in 2002, an increase of 19.3%. Average deposits grew from $334.9 million in 2001 to $396.6 million in 2002, an 18.4% increase.

Loan Portfolio

Risk Elements – Loan Quality

Nonperforming assets consist of nonaccrual loans, loans restructured due to debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure and repossession. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Loans, whether secured or unsecured, are generally placed on nonaccrual status when principal and/or interest is 90 days or more past due, or sooner if it is known or expected that the collection of all principal and/or interest is unlikely. Any loan past due 90 days or more, if not classified as nonaccrual based on a determination of collectibility, is classified as a past-due loan. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at December 31, 2003 amounted to approximately $8.2 million, or 0.9% of total assets. This compares to approximately $6.3 million in nonperforming assets, or 1.1% of total assets, at December 31, 2002. Nonperforming assets at December 31, 2001 were approximately $6.1 million, or 1.2% of total assets. We acquired $1.6 million of nonperforming assets from Security Bank of Jones County in May 2003, of which $1.4 million remained at December 31, 2003. Excluding these assets, nonperforming assets increased $500,000, or 8.4%, versus December 31, 2002.

The following table sets forth our nonaccrual, restructured and past-due loans, along with other real estate owned at the end of the past five years, and the amount of interest foregone in 2003 on our nonperforming assets.

NONPERFORMING ASSETS

	December 31,
(In thousands)	2003	2002	2001	2000	1999
Nonperforming loans:
Nonaccrual loans	$4,154	$4,349	$3,133	$1,426	$965
Restructured loans	0	0	0	0	0
Loans 90 days or more past due and still accruing	27	9	295	463	341

Total nonperforming loans	4,181	4,358	3,428	1,889	1,306
Other real estate owned	4,007	1,903	2,705	313	125

Total nonperforming assets	$8,178	$6,261	$6,133	$2,202	$1,431

Nonperforming assets to total loans and other real estate	1.15%	1.31%	1.45%	0.69%	0.69%

Reserve for loan losses to nonperforming loans	224.99%	125.75%	119.57%	158.97%	178.18%

	Nonaccrual	Restructured	Total
Year ended December 31, 2003:
Interest at contracted rates (1)	$311	$0	$311
Interest recorded as income	0	0	0

Reduction of interest income during 2003	$311	$0	$311

(1)	Interest income that would have been recorded if the loans had been current in accordance with their original terms.

At December 31, 2003 and December 31, 2002, there were no other loans classified for regulatory purposes as loss or doubtful that are not included in the table above, but there were other loans classified for regulatory purposes as substandard or special mention that are not included in the table above. However, management is aware of no such substandard or special mention loans not included above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in Middle Georgia and in other Georgia markets where Fairfield Financial operates loan offices. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions in these Georgia markets. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2003.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Summary of Loan Loss Experience

The following table summarizes loans charged off, recoveries of loans previously charged off and additions to the reserve that have been charged to operating expense for the periods indicated. We have no lease financing or foreign loans.

RESERVE FOR LOAN LOSSES

	Years Ended December 31
(In Thousands)	2003	2002	2001	2000	1999
Reserve for loan losses at beginning of period	$5,480	$4,099	$3,003	$2,327	$2,070
Security Bank of Jones County Acquisition	2,889	0	0	0	0

Adjusted beginning of period	8,369	4,099	3,003	2,327	2,070
Loans charged off during the period:
Commercial, financial and agricultural	68	881	299	109	131
Real estate-construction	835	0	0	0	0
Real estate-mortgage	699	87	119	0	25
Loans to individuals	654	479	457	576	431

Total loans charged off	2,256	1,447	875	685	587

Recoveries during the period of loans previously charged off:
Commercial, financial and agricultural	136	149	13	2	49
Real estate-construction	3	1	0	0	0
Real estate-mortgage	187	2	0	0	5
Loans to individuals	109	73	46	67	54

Total loans recovered	435	225	59	69	108

Net loans charged off during the period	1,821	1,222	816	616	479

Additions to reserve-provision expense	2,859	2,603	1,912	1,292	736

Reserve for loan losses at end of period	$9,407	$5,480	$4,099	$3,003	$2,327

Reserve for loan losses to period end net loans	1.33%	1.16%	0.98%	0.94%	1.12%

Ratio of net loans charged off during the period to average net loans outstanding during the period	0.30%	0.28%	0.23%	0.25%	0.25%

The reserve for loan losses increased to 1.33% at December 31, 2003 from 1.16% at December 31, 2002. The reasons for the increase in the reserve level were twofold: the relatively higher reserve level at Security Bank of Jones County at the time of the acquisition (approximately 1.6% of loans) and management’s recognition that the loss experience in the acquisition, development and construction portfolio in Fairfield Financial’s interim lending division (which commenced operations in August of 2000) has begun to mimic our historical loss experience as the portfolio has seasoned, since the underwriting process for the Acquisition, Development and Construction (“AD&C”) credits is very similar to our other credits.

The provision for loan losses represents management’s determination of the amount necessary to be transferred to the reserve for loan losses to maintain a level that it considers adequate in relation to the risk of future losses inherent in the loan portfolio. It is the policy of our subsidiary banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses that must be charged off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the loan committees of our subsidiary banks’ boards of directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of banks, the primary banking regulators may, from time to time, require additions to banks’ provisions for loan losses and reserves for loan losses if the regulators’ credit evaluations differ from those of management.

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the reserve, including current economic conditions, loan loss experience, regulatory guidelines and current levels of non-performing loans. Management believes that the $9,407,421 balance in the reserve for loan losses at December 31, 2003 and the $5,479,508 balance in the reserve for loan losses at December 31, 2002 were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded, through a charge to earnings, as an adjustment to the loan loss reserve. When management considers a loan, or a portion thereof, as uncollectible, it is charged against the reserve for loan losses.

An allocation of the reserve for loan losses has been made to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The following table shows a five-year comparison of the allocation of the reserve for loan losses.

ALLOCATION OF RESERVE FOR LOAN LOSSES

(In Thousands)

	December 31
	2003		2002		2001		2000		1999
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*
Balance at end of period applicable to:
Commercial, financial and agricultural	$677	9%	$1,184	9%	$689	11%	$495	14%	$332	21%
Real estate-construction	2,860	38%	877	39%	623	32%	315	20%	157	8%
Real estate-mortgage	3,612	48%	1,271	48%	1,311	53%	901	60%	733	62%
Loans to individuals	376	5%	1,052	4%	656	5%	541	7%	524	8%
Unallocated	1,883	—	1,096	—	820	—	751	—	581	—

Total reserve for loan losses	$9,408	100%	$5,480	100%	$4,099	100%	$3,003	100%	$2,327	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Investment Portfolio

The investment securities portfolio is another major interest-earning asset and consists of debt and equity securities categorized as either Available for Sale or Held to Maturity. Given our strong loan demand, the investment portfolio is viewed primarily as a source of liquidity, with yield as a secondary consideration. Because the investment portfolio is primarily for liquidity purposes, the investment portfolio has a relatively short effective duration of 1.8 years on average. The investment portfolio also serves to balance interest rate risk and credit risk related to the loan portfolio.

As of December 31, 2003, our portfolio of bonds and equity investments amounted to $102.9 million, or 11.3% of total assets, compared to $53.9 million, or 9.3% of assets at December 31, 2002. The reason for the increase in the relative size of the investment portfolio was that Security Bank of Jones County had a higher percentage of assets in their investment portfolio than we did at the date of acquisition. The Security Bank of Jones County transaction therefore improved our liquidity levels.

The average tax-equivalent yield on the portfolio was 4.06% for the year 2003 versus 5.61% in 2002 and 6.51% in 2001. The decrease in the average tax-equivalent yield is reflective of the declining market interest rate environment. During 2003, net gains on the sale of securities were $55,483, compared to $135,802 for 2002 and $100,596 for 2001.

At December 31, 2003, the major portfolio components, based on amortized or accreted cost, included 47.1% in bonds of mortgage-backed U.S. government agencies; 31.9% in bonds of other U.S. agency obligations; 16.3% in state, county and municipal bonds; 3.9% in stock of the Federal Home Loan Bank; and 0.81% in U.S. Treasury securities. As of December 31, 2003, the investment portfolio had gross unrealized gains of $1,731,759 and gross unrealized losses of $306,529, for a net unrealized gain of $1,425,230. As of December 31, 2002, the portfolio had a net unrealized gain of $1,449,435. In accordance with SFAS No. 115, shareholders’ equity included net unrealized gains of $886,864 for December 31, 2003 and net unrealized gains of $887,879 for December 31, 2002 recorded on the Available for Sale portfolio, net of deferred tax effects. No trading account has been established by us and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2003, 2002, and 2001. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost. Unrealized gains and losses on securities Available for Sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of shareholders equity.

INVESTMENT SECURITIES

	December 31,
(In Thousands)	2003	2002	2001
Securities Available for Sale
U. S. Treasury	$859	$2,363	$2,360
U. S. Government Agencies
Mortgage-Backed	48,052	19,653	17,118
Other	32,633	6,216	10,157
State, County & Municipal	15,984	7,963	6,389
FHLB Stock	3,936	3,614	3,533

	$101,464	$39,809	$39,557

Securities Held to Maturity
U. S. Treasury	$0	$0	$0
U. S. Government Agencies
Mortgage-Backed	0	0	0
Other	0	12,697	9,708
State, County & Municipal	1,392	1,399	1,778
FHLB Stock	0	0	0

	$1,392	$14,096	$11,486

Total Investment Securities
U. S. Treasury	$859	$2,363	$2,360
U. S. Government Agencies
Mortgage-Backed	48,052	19,653	17,118
Other	32,633	18,913	19,865
State, County & Municipal	17,376	9,362	8,167
FHLB Stock	3,935	3,614	3,533

	$102,855	$53,905	$51,043

The following table illustrates the contractual maturities and weighted average yields of investment securities Available for Sale held at December 31, 2003. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a tax equivalent basis using a statutory federal income tax rate of 34%. At December 31, 2003, the Company had $1,392,000 carrying value ($1,465,000 of fair value) of State County and Municipal investment securities classified as held to maturity, with an average yield of 7.34% with all securities maturing in the 1-5 year time period.

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

(In Thousands)

December 31, 2003

	Available for Sale
	Amortized Cost	Average Yield	Fair Value
U.S. Treasury:
Within 1 Year	$0	0.00%	$0
1 to 5 Years	819	4.88%	859
5 to 10 Years	0	0.00%	0
More Than 10 Years	0	0.00%	0

	$819	4.88%	$859

Mortgage-Backed
Government Agencies:
Within 1 Year	$562	4.08%	$570
1 to 5 Years	26,292	3.82%	26,596
5 to 10 Years	17,801	3.36%	17,721
More Than 10 Years	3,111	4.20%	3,165

	$47,766	3.67%	$48,052

Other U.S. Government Agencies
Within 1 Year	$2,500	5.90%	$2,580
1 to 5 Years	15,974	3.99%	16,211
5 to 10 Years	13,939	3.97%	13,842
More Than 10 Years	0	0.00%	0

	$32,413	4.12%	$32,633

State, County and Municipal:
Within 1 Year	$1,504	5.89%	$1,523
1 to 5 Years	3,696	5.23%	3,906
5 to 10 Years	7,864	5.29%	8,339
More Than 10 Years	2,109	5.15%	2,216

	$15,173	5.32%	$15,984

Other Investments (FHLB & Other):
Within 1 Year	$0	0.00%	$0
1 to 5 Years	0	0.00%	0
5 to 10 Years	0	0.00%	0
More Than 10 Years	3,936	4.38%	3,936

	$3,936	4.38%	$3,936

Total Securities:
Within 1 Year	$4,566	5.67%	$4,673
1 to 5 Years	46,781	4.01%	47,572
5 to 10 Years	39,604	3.96%	39,902
More Than 10 Years	9,156	4.50%	9,317

	$100,107	4.11%	$101,464

As of December 31, 2003 and 2002, we had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded 10% of shareholders’ equity.

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2003 were $742.5 million, an increase of 68.5% from $440.6 million at December 31, 2002. Average deposits in 2003 were $586.1 million, an increase of 47.8% from $396.6 million, during 2002. Excluding the deposits acquired in our acquisition of Security Bank of Jones County, deposits increased $90.9 million or 20.6% over the balances at December 31, 2002. The average cost of deposits, with non-interest checking accounts factored in, was 1.76% during 2003, down from 2.48% during 2002 and 4.11% for 2001. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source. On an average basis for the year 2003, 13.7% of our deposits were held in non-interest-bearing checking accounts, 24.7% were in lower yielding interest-bearing transaction and savings accounts, and 61.6% were in time certificates with higher yields. Comparable average deposit mix percentages during 2002 were 15.8%, 22.7% and 61.5%, respectively. The decline in the relative percentage of deposits in non-interest-bearing transaction accounts was due to the relatively lower percentage of non-interest-bearing deposits acquired from Security Bank of Jones County. We hold no deposit funds from foreign depositors. See the discussion on page 28 regarding our liquidity for additional details on the management of our deposit base.

To help generate additional local, low-cost consumer core deposits, we continued a comprehensive marketing program during 2003. The program has been, in our view, extremely successful. For the year ended December 31, 2003, we raised an additional $12.1 million in over 5,300 new checking accounts through the efforts of our High Performance Checking campaign. Since this program was instituted in August 2002, we have doubled our checking account base (excluding the accounts acquired in our acquisition of Security Bank of Jones County).

The following table reflects average balances of deposit categories for the years 2003, 2002, and 2001.

AVERAGE DEPOSITS

	Years Ended December 31
(In Thousands)	2003	%	2002	%	2001	%
Non-Interest Bearing Demand Deposits	$80,472	13.73%	$62,575	15.80%	$55,960	16.70%
Interest Bearing Demand Deposits	58,498	9.98%	37,606	9.50%	30,338	9.00%
Money Market Accounts	71,802	12.25%	43,270	10.90%	35,167	10.50%
Savings Deposits	14,166	2.42%	8,990	2.30%	7,207	2.20%
Time Deposits of $100,000 or More	117,634	20.07%	83,860	21.10%	66,384	19.80%
Other Time Deposits	243,554	41.55%	160,267	40.40%	139,805	41.80%

	$586,126	100.00%	$396,568	100.00%	$334,861	100.00%

The following table outlines the maturities of time deposits of $100,000 or more as of December 31, 2003, 2002, and 2001.

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

(In Thousands)

	December 31,
	2003	2002	2001
As of the End of Period:
3 Months or Less	$35,484	$20,684	$21,152
Over 3 Months through 6 Months	21,070	18,215	14,585
Over 6 Months through 12 Months	76,193	29,572	35,115
Over 12 Months	32,137	12,710	14,670

	$164,884	$81,181	$85,522

Borrowed Funds

Our interest-bearing borrowed funds at December 31, 2003 totaled $86.0 million. The major component was $52.6 million in various advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under two outstanding separate programs. Our first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our banks have pledged residential first-mortgage loans and investment securities as collateral to secure available lines of credit totaling $85.4 million, $51.1 of which was outstanding as of December 31, 2003. These advances have maturities in varying amounts through March 2011 and interest rates ranging from 1.15% to 4.55%. Our second FHLB program allows for up to $60.0 million in advances to our banks under a warehouse line secured by our loans held for sale. At December 31, 2003, $1.5 million in borrowings under our warehouse line were outstanding at an interest rate of 1.65%. Total outstanding advances from the FHLB averaged $63.4 million during the year 2003, with an average interest cost of 2.48%. Of the $52.6 million in FHLB advances outstanding at December 31, 2003, $16.3 million, or 31.0%, mature during the year 2004. Another $26.3 million, or 50.0%, mature in 2005, and the remaining $10.0 million, or 19.0%, mature after five years. For the year 2002, FHLB advances averaged $56.3 million with an average interest cost of 3.15%. We have used FHLB borrowings more extensively in the past two years to supplement traditional deposit sources and provide additional funding for higher activity levels in mortgage lending. However, usage of the warehouse line dropped substantially in the fourth quarter of 2003 as the level of refinance activity in residential mortgage lending declined.

We have a line of credit with The Bankers Bank in Atlanta, Georgia totaling $17 million. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary) and Security Bank of Houston County as collateral, and carries a floating interest rate of prime minus 100 basis points. We use the line of credit primarily to provide capital injections as necessary to our subsidiary banks. At December 31, 2003, the outstanding balance on the line of credit was $6.5 million and $-0- at December 31, 2002. The maximum aggregate indebtedness on the line during 2003 was $9 million. The average balance of debt under The Bankers Bank line of credit for the year 2003 was $2.4 million at an average rate of 3.72%. At December 31, 2002, there were no borrowings outstanding on this line with The Bankers Bank. For 2002, the average balance was $7.5 million at a cost of 3.73%.

During the fourth quarter of 2002, we formed a Delaware statutory trust subsidiary whose sole purpose was to issue $18.0 million in trust preferred securities (subordinated debentures) through a pool sponsored by FTN Financial Capital Markets. The proceeds from the offering were used to retire holding company debt and to fund our acquisition of Security Bank of Jones County. The average balances of the trust preferred securities were $18.6 million in 2003 at interest rates averaging 4.52% and $600,000 in 2002 at interest rates averaging 4.84%.

Available credit under all borrowed funds facilities at December 31, 2003 was $130.1 million.

The following table outlines our various sources of borrowed funds during the years 2003, 2002 and 2001, the amounts outstanding at year-end, at the maximum point for each component during the three years and on average for each year, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the calendar years shown.

BORROWED FUNDS

(In Thousands)

	Dec. 31 Balance	Maximum Month-End Balance	Average Balance	Interest Expense	Average Interest Rate
For The Year 2003
Federal Home Loan Bank Advances	$52,587	$75,758	$63,368	$1,572	2.48%
Correspondent Bank Line of Credit	6,500	9,000	2,365	88	3.72%
Securities Sold Under Agreements to Repurchase	5,024	5,990	5,200	41	0.79%
Federal Funds Purchased	3,318	20,811	5,072	64	1.26%
Demand Note U.S. Treasury	0	1,046	553	4	0.72%
Subordinated Debentures	18,557	18,557	18,557	839	4.52%

Total Borrowed Funds	$85,986	$131,162	$95,115	$2,608	2.74%

For The Year 2002
Federal Home Loan Bank Advances	$64,500	$71,749	$56,341	$1,776	3.15%
Correspondent Bank Line of Credit	0	9,000	7,464	294	3.94%
Securities Sold Under Agreements to Repurchase	5,521	8,744	6,486	88	1.36%
Federal Funds Purchased	6,458	12,192	4,238	73	1.72%
Demand Note U.S. Treasury	1,274	1,318	1,005	7	0.70%
Subordinated Debentures	18,557	18,557	629	32	4.84%

Total Borrowed Funds	$96,310	$121,560	$76,163	$2,270	2.98%

For The Year 2001
Federal Home Loan Bank Advances	$70,898	$70,898	$48,354	$2,170	4.49%
Correspondent Bank Line of Credit	6,000	6,000	3,866	243	6.29%
Securities Sold Under Agreements to Repurchase	6,681	9,042	6,188	208	3.36%
Federal Funds Purchased	6,562	10,498	4,310	173	4.01%
Demand Note U.S. Treasury	247	1,372	972	19	1.95%
Obligation Under Capital Lease	30	59	50	3	6.00%
Subordinated Debentures	0	0	0	0	0.00%

Total Borrowed Funds	$90,418	$97,869	$63,740	$2,816	4.42%

Capital Resources and Dividends

We place an emphasis on maintaining an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. We continue to exceed all minimum regulatory capital requirements as shown in the table below. Our equity capital of $75.8 million at December 31, 2003 amounts to 8.3% of total assets, compared to 6.8% at December 31, 2002, and 6.9% at December 31, 2001. On average, the equity capital was 8.1% of assets during 2003, compared to 7.3% for 2002 and 7.6% for 2001. The increase in the capital ratios in 2003 was primarily due to the increase in capital resulting from our acquisition of Security Bank of Jones County.

Since 1999, we have used external debt financing at a correspondent bank as a source for capital infusions to Security Bank of Bibb County. Our lead bank has shown exceptional growth trends due to our Fairfield Financial acquisition in July 2000, coupled with strong core banking growth.

In June 2003, our stock was added to the Russell 2000 Index, recognizing us as one of the largest 3,000 publicly traded companies in the U.S. in terms of market capitalization. Our market capitalization increased from $81.6 million at the end of 2002 to $158.2 million at the end of 2003, an increase of 94%. The increase in market capitalization was primarily due to the issuance of $29.4 million of common stock related to our acquisition of Security Bank of Jones County, as well as an increase of $7.51 per share, or 31.3%, in our common stock price from December 31, 2002 to December 31, 2003.

Principal uses of our capital base in recent years have been:

•	sustaining the capital adequacy of our subsidiaries as they continue to grow at a steady pace;

•	expanding our presence in Middle Georgia with more physical locations and improved delivery systems;

•	expanding into contiguous Houston County through our 1998 acquisition of Security Bank of Houston County and developing a mortgage loan division;

•	acquiring Fairfield Financial to broaden and expand our mortgage services markets with new management talent and more physical locations throughout Georgia;

•	expanding into Jones County through our 2003 acquisition of Security Bank of Jones County;

•	enhancing corporate infrastructure systems to support our multi-bank environment; and

•	opening a de novo branch in Glynn County in 2003.

Potential uses of our capital base could include future acquisitions and de novo branches.

Current regulatory standards require bank holding companies to maintain a minimum risk-based capital ratio of qualifying total capital to risk weighted assets of 8.0%, with at least 4.0% of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0%. Additionally, the regulatory agencies define a well-capitalized bank as one that has a Tier 1 leverage ratio of at least 5.0%, a Tier 1 capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10%. As of December 31, 2003, we had a Tier 1 leverage ratio of 7.9%, a Tier 1 capital ratio of 8.9%, and a total risk-based capital ratio of 10.3%, and were therefore “well-capitalized” according to all regulatory guidelines. Maintaining these capital levels is crucial to our growth strategy, because the Federal Reserve Bank of Atlanta has indicated that it will not approve any future acquisition whereby the resulting combined company is not “well-capitalized” at the holding company level.

The following table demonstrates capital ratio calculations as of December 31, 2003 and 2002.

CAPITAL RATIOS

	December 31,
(In Thousands)	2003	2002
As of End of Period:
Tier 1 Capital:
Total Equity Capital	$75,809	$39,548
Less Net Unrealized Gains (Losses) on Available for Sale Securities	886	888
Qualifying Portion of Trust Preferred Securities	16,636	12,253
Less Disallowed Goodwill and Other Intangible Assets	25,014	1,900

Total Tier 1 Capital	66,545	49,013

Tier 2 Capital:
Eligible Portion of Reserve for Loan Losses	8,999	5,479
Qualifying Portion of Trust Preferred Securities	1,364	5,747
Subordinated and Other Qualifying Debt	0	0

Total Tier 2 Capital	10,363	11,226

Total Risk Based Capital	$76,908	$60,239

	Regulatory Requirement:		December 31,
	Minimum	Well Capitalized	2003	2002
Total Risk Based Capital Ratio	8.00%	10.00%	10.33%	12.60%
Tier 1 Capital Ratio	4.00%	6.00%	8.93%	10.25%
Tier 1 Capital to Average Assets	4.00%	5.00%	7.85%	8.94%

Cash dividends of $1,847,129, or $0.40 per weighted average common share, were declared and paid during 2003, up from $1,187,668, or $0.35 per share, during 2002 and $1,045,620, or $0.31 per share, in 2001. The ratios of cash dividends paid to net income for these years were 20.2%, 22.6% and 24.1%, respectively. Since the commencement of cash dividend payments in 1992, our board of directors has consistently declared and paid dividends on a quarterly basis.

On June 1, 1996, a 100% stock split was issued and effected in the form of a dividend, and on September 25, 1997, a 25% stock split was issued and effected in the form of a dividend. Per-share data for all earlier periods was retroactively restated to reflect the additional shares resulting from these stock splits.

As of December 31, 2003, $18.0 million of our trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46, however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board is reconsidering its treatment of trust preferred securities as Tier 1 capital and could determine that trust preferred securities will no longer be classified as Tier 1 capital or that a smaller percentage of Tier 1 capital may be composed of trust preferred securities. Although we cannot predict the ultimate resolution of this issue, we believe our capital ratios will remain at an adequate level to allow us to continue to be “well capitalized” under applicable banking regulations.

Liquidity

Primarily through the actions of our subsidiary banks, we engage in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, net interest and fee income, and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits, and external borrowings. Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits, and other wholesale deposit sources outside our immediate market area, including an Internet-based national CD service. Management has found that most non-relationship oriented retail CDs are interchangeable with wholesale funding sources such as brokered deposits and national market CDs and alternates between these sources depending on the relative cost.

Since we acquired Fairfield Financial in 2000, the high volume and activity of its interim lending activities have required us to have higher levels of sophistication and internal tracking to ensure adequate liquidity across our organization. We have developed more liquidity measurement tools for use on a consolidated basis. We have updated internal policies to monitor the use of various core and non-core funding sources and to balance ready access with risk and cost. Our Asset/Liability Management Committee meets weekly to discuss liquidity-related issues such as loan pipelines, deposit pricing and upcoming deposit maturities, among others. Through various asset/liability management strategies, we maintain a balance among goals of liquidity, safety and earnings potential. Our subsidiary banks monitor internal policies that are consistent with regulatory liquidity guidelines.

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2003, we held $97.5 million in bonds (excluding FHLB stock) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although a portion of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs. At December 31, 2003, approximately $54.5 million, or 53.0%, of our investment portfolio was pledged to secure deposits, repurchase agreements and for other related purposes.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2003 and 2002, our subsidiary banks had $164.9 million and $81.2 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 22.2% and 18.4% of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Our local market deposit sources proved insufficient to fund the strong loan growth trends of Fairfield Financial over the past three years. Our banks supplemented deposit sources with brokered deposits and Internet-based CDs. As of December 31, 2003 the banks reported $70.5 million, or 9.5% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 1.65%. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposits at competitive interest rates when funding is needed. As of December 31, 2003, the banks reported $106.3 million in wholesale CDs, representing 14.3% of total deposits and carrying a weighted average rate of 2.14% at year end.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established multiple borrowing sources to augment our funds management. At the holding company level, we have an unsecured line of credit, and borrowing capacity also exists through the membership of our subsidiary banks in the Federal Home Loan Bank program. At December 31, 2003, we had, at the holding company level, a $17 million line of credit with The Bankers Bank, with $6.5 million outstanding at year-end. This line of credit is secured by the common stock of two of our subsidiary banks and indirectly, the stock of Fairfield Financial. Based on the collateral value of assets pledged to the Federal Home Loan Bank at December 31, 2003 under our two programs for advances, our subsidiary banks had total borrowing capacity of up to $93.3 million, of which $52.6 million was drawn and outstanding at year-end. Our subsidiary banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $77.9 million in capacity at December 31, 2003. Only $3.3 million of our federal funds lines were in use at year-end. Management believes that the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Interest Rate Risk Management

We have successfully managed our net interest margin since 2001, despite the pressure on our net interest margin from a low interest rate environment. Our net interest margin was 4.24% in 2001, 4.38% in 2002 and 4.40% in 2003. In 2002 and 2003, we aggressively worked to lower deposit costs to offset lower yields from the loan portfolio. As noted above, we have been successful in generating low cost transaction accounts, as well as selectively alternating between retail CDs, borrowed funds and Internet/brokered CDs to generate the lowest cost funding sources available. We have also been successful in obtaining interest rate floors on loans, which has helped maintain yields on loans despite the falling rate environment. At December 31, 2003, we had approximately $145.8 million of loans with interest rate floors, or approximately 20.6% of our loan portfolio.

To help us manage fluctuations in our net interest income, we use simulation modeling to estimate the impact on net interest income of both the current level of market interest rates and for changes to the current level of market interest rates. We measure the projected changes in market interest rates in terms of rate “shifts” of plus or minus 100, 200 and 300 basis points over the current levels of market interest rates. We assume rate shifts occur ratably over a 12-month measurement horizon. We then use a new set of market interest rates to derive pricing for maturing or repricing assets and liabilities. We base projected pricing for maturing and repricing assets and liabilities upon market interest rates and actual pricing experience over the period immediately preceding the projection period.

Using the current level of market interest rates that existed at December 31, 2003 and using actual pricing experience immediately preceding the projection, our simulation model projects a net interest margin of 4.34% for the twelve month period ending December 31, 2004. This compares to a net interest margin of 4.40% for the year ended December 31, 2003. Assuming a 100 basis point rise in rates over year-end market levels, the net interest margin is projected to be 4.34% for the 12-month horizon. The net interest margin is projected to be 4.41% and 4.47% for a 200 and 300 basis point rise in rates, respectively, over the same measurement period. The net interest margin is projected to be 4.26% and 4.20% for a 100 and 200 basis point fall in rates, respectively. Our interest rate risk profile shows a fairly balanced position for both rising and falling rates. Our balance sheet as of December 31, 2003 was slightly asset-sensitive. Accordingly, given the current point in the interest rate cycle, we are closely monitoring the impact of both the continuation of the current rate environment as well as a rising rate environment.

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheet as of December 31, 2003 and 2002 at various repricing intervals. This gap analysis indicates that we had a relatively matched balance sheet over a one-year time horizon at December 31, 2003, with rate-sensitive assets amounting to 108.7% of rate-sensitive liabilities. At December 31, 2002, we exhibited mild liability sensitivity, with rate-sensitive assets equaling 97.8% of rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that the current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(In Thousands)

	December 31, 2003
	0 up to 3 Months	Over 3 up to 12 Months	Over 1 Year up to 5 Years	Over 5 Years
Amounts Maturing or Repricing:
Investment Securities (a)	$4,566	$0	$48,173	$48,760
Loans, Net of Unearned Income (b)	247,406	155,405	271,348	30,831
Other Earning Assets	3,930	0	0	0

Interest Sensitive Assets	255,902	155,405	319,521	79,591

Deposits (c)	254,895	128,206	71,196	92
Other Borrowings	9,829	14,800	26,300	16,500
Trust Preferred Securities	18,557	0	0	0

Interest Sensitive Liabilities	283,281	143,006	97,496	16,592

Interest Sensitivity Gap	$-27,379	$12,399	$222,025	$62,999

Cumulative Interest Sensitivity Gap	$-27,379	$-14,980	$207,045	$270,044

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Sensitive Assets	-3.38%	-1.85%	25.55%	33.32%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	90.34%	108.67%	327.73%	479.70%

	December 31, 2002
	0 up to 3 Months	Over 3 up to 12 Months	Over 1 Year up to 5 Years	Over 5 Years
Amounts Maturing or Repricing:
Investment Securities (a)	$14,632	$1,077	$8,493	$28,357
Loans, Net of Unearned Income (b)	276,720	46,255	134,181	12,897
Other Earning Assets	3,682	0	0	0

Interest Sensitive Assets	295,034	47,332	142,674	41,254

Deposits (c)	110,516	160,694	94,284	0
Other Borrowings	38,003	22,750	7,000	10,000
Interest Sensitive Liabilities	18,000	0	0	0

	166,519	183,444	101,284	10,000

Interest Sensitivity Gap
Cumulative Interest Sensitivity Gap	$128,516	$-136,112	$41,390	$31,254

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Sensitive Assets	$128,516	$-7,596	$33,794	$65,048

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	24.40%	-1.40%	6.40%	12.40%

	177.20%	97.80%	107.50%	114.10%

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2003.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(In Thousands)

	December 31, 2003
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial and agricultural	$41,722	$21,627	$628	$63,977
Real estate-construction	148,893	118,221	87	267,201

Total	$190,615	$139,848	$715	$331,178

Loans shown above due after one year:
Having predetermined interest rates				$46,530
Having floating interest rates				94,033

Total				$140,563

Contractual Obligations

As of December 31, 2003, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Federal Home Loan Bank Advances	$52,578,505	$16,278,505	$26,300,000	$0	$10,000,000
Correspondent Bank Line of Credit	6,500,000	0	0	0	6,500,000
Subordinated Debentures	18,557,000	0	0	0	18,557,000
Capital Lease Obligations	0	0	0	0	0
Operating Leases	1,095,041	248,854	407,090	352,885	86,212
Purchase Obligations	0	0	0	0	0
Deferred Compensation	764,198	0	0	0	764,198

Total	$79,494,744	$16,527,359	$26,707,090	$352,885	$35,907,410

The Federal Home Loan Bank Advances (FHLB) consists of two separate programs. The first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans and investments securities as collateral to secure available lines of credit. The second program allows for advances under a warehouse line secured by our loans held for sale.

Our correspondent bank line of credit is with The Bankers Bank in Atlanta, Georgia. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary) and Security Bank of Houston County and is primarily used to provide capital injections to the subsidiaries.

The $18.6 million of subordinated debentures above relate to our December 2002 offering of trust preferred securities, the proceeds of which were used to retire holding company debt and to fund our acquisition of Security Bank of Jones County.

Other bank facilities are leased under operating leases included in the table above.

Deferred compensation plans are maintained by two of our subsidiary banks. These plans are for specific officers to defer current compensation until termination, retirement, death or an unforeseeable emergency. The contracts were initially funded through the purchase of life insurance policies.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by a bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2003:

Financial and performance letters of credit	$8.1 million
Unfulfilled loan commitments	$150.8 million

No losses are anticipated as a result of the commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

Inflation

Inflation impacts our financial condition and operating results. However, because most of the assets of the bank subsidiaries are monetary in nature, the effect is less significant compared to other commercial or industrial companies with heavy investments in inventories and fixed assets. Inflation influences the growth of total banking assets, which in turn produces a need for an increased equity capital base to support growing banks. Inflation also influences interest rates and tends to raise the general level of salaries, operating costs and purchased services. Our mortgage division is particularly impacted by swings in the interest rate cycle. We have not attempted to measure the effect of inflation on various types of income and expense due to difficulties in quantifying the impact. Management’s awareness of inflationary effects has led to various operational strategies to cope with its impact. We engage in various asset/liability management strategies to control interest rate sensitivity and minimize exposure to interest rate risk. Prices for banking products and services are continually reviewed in relation to current costs, and overhead cost cutting is an ongoing task.

Item 7a

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is located in Item 7 under the heading Interest Rate Risk Management on Page 54.

Item 8

FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2003 and 2002
Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Item 9

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9a

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Part III

Item 10

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Ethics

The Security Bank Corporation Code of Ethics is attached hereto as Exhibit 14.1 and incorporated herein by reference.

The remaining information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
(i) 1996 Incentive Stock Option Plan	52,885	$9.00	-0-
(ii) 1999 Incentive Stock Option Plan	73,300	$17.11	-0-
(iii) 2002 Incentive Stock Option Plan	121,000	$20.27	137,750
Equity compensation plans not approved by security holders
None	-0-	-0-	-0-

Total	247,185	$16.92	137,500

*	Figures above are as of December 31, 2003.

The remaining information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Part IV

Item 15

EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

(b)	Reports on Form 8-K:

Reports filed on Form 8-K for the quarter ended December 31, 2003 are as follows:

(1)	On October 15, 2003, Security Bank Corporation filed Form 8-K (Items 9 and 12 - Regulation FD Disclosure) to announce its earnings for the Third Quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. AVERETT WALKER
President/Director/Chief Executive Officer

Date: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ H. Averett Walker H. AVERETT WALKER, Director	Date: March 5, 2004

/s/ Edward M. Beckham, II EDWARD M. BECKHAM, II, Director	Date: March 5, 2004

/s/ Alford C. Bridges ALFORD C. BRIDGES, Director	Date: March 5, 2004

/s/ Frank H. Childs, Jr. FRANK H. CHILDS, JR., Director	Date: March 5, 2004

/s/ Thad G. Childs, Jr. THAD G. CHILDS, JR., Director	Date: March 5, 2004

/s/ Benjamin W. Griffith, III BENJAMIN W. GRIFFITH, III, Director	Date: March 5, 2004

/s/ Robert C. Ham ROBERT C. HAM, Director	Date: March 5, 2004

/s/ Ruthie G. McMichael RUTHIE G. McMICHAEL, Director	Date: March 5, 2004

/s/ Robert T. Mullis ROBERT T. MULLIS, Director	Date: March 5, 2004

/s/ Ben G. Porter BEN G. PORTER, Director	Date: March 5, 2004

/s/ John W. Ramsey JOHN W. RAMSEY, Director	Date: March 5, 2004

Robert M. Stalnaker ROBERT M. STALNAKER, Director	Date: March 5, 2004

/s/ H. Cullen Talton, Jr. H. CULLEN TALTON, JR., Director	Date: March 5, 2004

/s/ Joe E. Timberlake, III JOE E. TIMBERLAKE, III, Director	Date: March 5, 2004

/s/ Larry Walker LARRY WALKER, Director	Date: March 5, 2004

/s/ Richard W. White RICHARD W. WHITE, Director	Date: March 5, 2004

/s/ Richard A. Collinsworth RICHARD A. COLLINSWORTH Executive Vice President	Date: March 5, 2004

/s/ James R. McLemore JAMES R. McLEMORE Chief Financial and Accounting Officer	Date: March 5, 2004

/s/ Jackie H. Miller JACKIE H. MILLER Secretary	Date: March 5, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

11.1	Statement of Computation of Net Income Per Share.

14.1	Code of Ethics.

21.1	Schedule of Subsidiaries of Security Bank Corporation.

23.1	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2003 and 2002.