Form 10-K/A
period 2003-12-31
SECURITY BANK CORP
filed 2004-04-14
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

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

EXPLANATORY NOTE

Security Bank Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate, in their entirety, Items 1, 6 and 7 of the Original Filing to make certain numerical corrections and clarifications to the information presented in the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

Our Past Performance. We believe our historical financial performance reflects our capacity to effectively execute our core banking business. From December 31, 1998 to December 31, 2003, we achieved strong growth. Specifically, we have:

•	increased our total assets from $253 million to $911 million, total deposits from $218 million to $743 million and total loans from $176 million (excludes $3 million of loans held for sale) to $698 million (excludes $11 million of loans held for sale), which exceeds a compounded annual growth rate of 27%;

•	grown our diluted earnings per share from $0.69 to $1.92, a compound annual growth rate of approximately 22.7%;

•	increased our deposit market share in our three core counties of operation from 7.2% to 19.4%, according to FDIC deposit information as of June 30, 1998 and June 30, 2003;

•	expanded our branch network from nine branches to 14 branches; and

•	successfully integrated our three acquisitions of Bank of Gray (now Security Bank of Jones County), Crossroads Bank of Georgia (now Security Bank of Houston County) and Fairfield Financial Services, Inc.

Our Subsidiary Banks. Substantially all of our business is conducted through our three subsidiary banks:

•	Security Bank of Bibb County – A state-chartered bank with $488 million in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates eight full-service banking offices and one limited-service office in Macon, Georgia, as well as one full-service banking office in Brunswick, Glynn County on the southeastern coast of Georgia. Security Bank of Bibb County is also the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Security Bank of Houston County – A state-chartered bank with $176 million in assets that engages in the commercial banking business primarily in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and three full-service banking offices in Warner Robins, Georgia. Our ownership of Security Bank of Houston County is a result of our 1998 acquisition of Crossroads Bank of Georgia.

•	Security Bank of Jones County – A state-chartered bank with $250 million in assets that engages in the commercial banking business primarily in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia. Our ownership of Security Bank of Jones County is a result of our 2003 acquisition of Bank of Gray.

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

Fairfield Financial Services, Inc. We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia, including offices in Macon, Butler, Columbus, Warner Robins, Richmond Hill, Rincon, Fayetteville and St. Simons Island. Our 2000 acquisition of Fairfield has created tremendous synergies for our core banking business, due primarily to our ability to efficiently expand Fairfield Financial’s presence into new market areas and build on its reputation and name recognition throughout the State of Georgia. During 2003, Fairfield Financial closed over $424 million in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the year ended December 31, 2003, Fairfield Financial posted approximately $3.3 million in net income. Approximately 61% of Fairfield Financial’s 2003 revenue was a product of its traditional residential mortgage origination business, with the remaining 39% being derived from its interim real estate and real estate development lending activities. Our 2004 Business Plan anticipates a significant decline in mortgage production volumes and revenues. However, our 2004 Business Plan also anticipates a decline in direct variable costs associated with our mortgage origination division, as well as an increase in revenues from Fairfield Financial’s interim lending division, which we believe will have the combined effect of replacing a significant portion of the decline in our mortgage origination revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(Dollars in Millions)

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Our Ranking	Our Market Share Percentage
Bibb County	8	$365.7	$2,491.4	4th	14.7%
Houston County	4	$122.2	$871.0	2nd	14.0%
Jones County	1	$217.6	$275.3	1st	79.0%
Glynn County(1)	1	$1.8	$1,093.7	15th	0.2%
Combined(2)	14	$707.3	$4,731.4	3rd	14.9%

(1)	Security Bank of Bibb County opened its Brunswick (Glynn County) banking office on February 3, 2003.
(2)	Reflects market share ranking and market share percentage on a consolidated basis for all four counties combined.

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

Lending Services

Types of Loans. We offer the following types of loans (which are based on Call Report classifications):

•	Real Estate-Construction. Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. The majority of loans made to residential builders are made against presales wherein the purchaser has already been pre-qualified for a permanent loan. At December 31, 2003, speculative residential construction loans amounted to $19.2 million or approximately 7.2% of our Real Estate-Construction loan portfolio. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2003, these loans represented approximately 37.7% of our portfolio.

•	Real Estate-Mortgage. Our residential mortgage loans consists of two types of loans—residential loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. Other real estate mortgage loans may includes loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2003, these loans represented approximately 48.3% of our portfolio.

•	Commercial, financial and agricultural. We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of very high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2003, these loans represented approximately 9.0% of our portfolio.

•	Loans to individuals. This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2003, these loans represented approximately 5.1% of our portfolio.

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

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2003 and 2002, loans, net of unearned income, of $697.7 million and $438.4 million, respectively, amounted to 76.6% and 75.4% of total assets, and 93.9% and 99.5% of deposits. Loans amounted to 85.6% of all funding sources from interest-bearing liabilities at December 31, 2003 and 88.4% at December 31, 2002. Our loan portfolio grew by 49.5% from December 31, 2002 to December 31, 2003. The most significant increases were in real estate mortgage and construction loans due to the activities of the Fairfield Financial mortgage subsidiary and as a result of our acquisition of Security Bank of Jones County. At the time of this acquisition, Security Bank of Jones County had $142 million of loans, which accounted for approximately 60.7% of the increase in the growth of our loan portfolio in 2003. The average yields generated by interest and fees from the entire loan portfolio have shown a steady decline, indicative of the declining general interest rate environment. Loan yields were 6.61% for 2003, compared to 7.11% for 2002 and 8.57% for 2001. Our reserve for loan losses as a percentage of outstanding loans amounted to 1.37% at December 31, 2003, compared to 1.27% and 1.10% at December 31, 2002 and 2001.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

	December 31,
(In Thousands)	2003	2002	2001	2000	1999
Commercial	$62,618	$42,613	$42,086	$42,305	$41,106
Financial	0	20	26	29	0
Agricultural	1,359	1,449	1,990	2,471	3,088
Real Estate-Construction	267,201	182,948	134,940	62,328	16,199
Real Estate-Mortgage:
Mortgage Loans Held for Sale	11,448	35,955	40,764	13,215	1,761
Other Mortgage:
Loans Secured by Farm Residential	3,804	3,271	2,531	1,827	2,209
Secured by 1-4 Family Residential Properties	107,424	55,361	49,050	66,257	38,142
Secured by Multifamily Residential Properties	6,036	1,149	786	657	1,338
Secured by Nonfarm Nonresidential Properties	213,799	132,635	127,067	107,731	86,130
Loans to Individuals	36,212	19,421	20,241	21,831	17,577

Total Loans	$709,901	$474,822	$419,481	$318,651	$207,550
Unearned Income	-771	-421	-175	-172	-120

Total Net Loans	$709,130	$474,401	$419,306	$318,479	$207,430

Percentage of Total Portfolio
Commercial	8.83%	8.98%	10.04%	13.28%	19.82%
Financial	0.00%	0.00%	0.01%	0.01%	0.00%
Agricultural	0.19%	0.31%	0.47%	0.78%	1.49%
Real Estate-Construction	37.68%	38.56%	32.18%	19.57%	7.81%
Real Estate-Mortgage:
Mortgage Loans Held for Sale	1.61%	7.58%	9.72%	4.15%	0.85%
Other Mortgage:
Loans Secured by Farm Residential	0.54%	0.69%	0.60%	0.57%	1.06%
Secured by 1-4 Family Residential Properties	15.15%	11.67%	11.70%	20.80%	18.39%
Secured by Multifamily Residential Properties	0.85%	0.24%	0.19%	0.21%	0.65%
Secured by Nonfarm Nonresidential Properties	30.15%	27.96%	30.30%	33.83%	41.52%
Loans to Individuals	5.11%	4.09%	4.83%	6.85%	8.47%

Total Loans	100.11%	100.08%	100.04%	100.05%	100.06%
Unearned Income	-0.11%	-0.08%	-0.04%	-0.05%	-0.06%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

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

The allocations of the loans outstanding at December 31, 2003 for our subsidiaries were:

Security Bank of Bibb County	32%
Fairfield Financial	26%
Security Bank of Jones County	22%
Security Bank of Houston County	20%

The following table provides further information regarding our subsidiaries’ loan portfolio mix, as of December 31, 2003.

LOANS BY TYPE AND BY SUBSIDIARY

	December 31, 2003
	Security Bank of Bibb County	Fairfield Financial Services	Security Bank of Houston County	Security Bank of Jones County	Total
Percentage of Total Portfolio
Commercial, Financial & Agricultural	5%	0%	3%	1%	9%
Real Estate-Construction	4%	22%	7%	5%	38%
Real Estate-Mortgage:
Mortgage Loans Held for Sale	0%	2%	0%	0%	2%
Secured by 1-4 Family Residential Properties	4%	1%	4%	6%	15%
Secured by Nonfarm Nonresidential Properties	17%	0%	5%	7%	29%
Other Mortgage	0%	1%	0%	1%	2%
Loans to Individuals	2%	0%	1%	2%	5%

Total Loans	32%	26%	20%	22%	100%

Unearned Income	0%	0%	0%	0%	0%

Total Net Loans	32%	26%	20%	22%	100%

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

	December 31, 2003
	Amount	Percent
Leverage Ratio
Actual	66,545	7.85%
Well-Capitalized Requirement	42,385	5.00%
Minimum Required (1)	33,908	4.00%
Risk-Based Capital:
Tier 1 Capital
Actual	66,545	8.93%
Well-Capitalized Requirement	44,711	6.00%
Minimum Required	29,807	4.00%
Total Capital
Actual	76,908	10.33%
Well-Capitalized Requirement	74,451	10.00%
Minimum Required	59,561	8.00%

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

Part II.

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

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$911,269	$581,319	$504,762	$410,230	$283,483	$253,006
Investment securities	102,855	53,905	51,041	51,498	45,087	39,301
Loans receivable (net of unearned income)	709,130	474,401	419,306	318,479	207,429	179,162
Allowance for loan losses	9,407	5,480	4,099	3,003	2,327	2,070
Goodwill and other intangible assets, net	25,631	1,900	848	0	0	0
Deposits	743,301	440,595	375,065	311,577	237,418	217,778
Borrowings and securities sold under agreements to repurchase	67,428	77,753	90,418	64,057	15,824	6,408
Subordinated debentures	18,557	18,557	0	0	0	0
Shareholders’ equity	75,809	39,548	34,777	31,071	27,472	25,736
Selected Results of Operations Data:
Interest income	42,894	32,920	33,608	27,035	20,402	18,630
Interest expense	12,912	12,110	16,586	13,106	8,427	7,895
Net interest income	29,982	20,810	17,022	13,929	11,975	10,735
Provision for loan losses	2,859	2,603	1,912	1,292	736	636
Net interest income after provision for loan losses	27,123	18,207	15,110	12,637	11,239	10,099
Other income	17,303	13,146	11,147	5,354	3,072	2,558
Other expenses	30,841	23,022	19,397	12,655	9,537	8,947
Income before income taxes	13,585	8,331	6,860	5,336	4,774	3,710
Income taxes	4,938	3,065	2,518	1,857	1,529	1,383
Net income (1)	8,647	5,266	4,342	3,479	3,245	2,327
Per Share Data:
Earnings:
Basic (1)	1.98	1.55	1.29	1.04	0.97	0.73
Diluted (1)	1.92	1.52	1.29	1.03	0.96	0.69
Book value	15.06	11.64	10.31	9.21	8.22	7.70
Tangible book value	10.00	11.08	10.06	9.21	8.22	7.70
Weighted average shares outstanding:
Basic	4,362,638	3,389,610	3,372,969	3,354,145	3,340,624	3,185,014
Diluted	4,496,916	3,456,246	3,376,051	3,368,777	3,390,791	3,352,494
Performance Ratios:
Return on average assets (1)	1.16%	1.03%	1.00%	1.09%	1.27%	1.04%
Return on average equity (1)	14.27%	14.11%	13.05%	12.01%	12.08%	9.41%
Net interest margin (2) (7)	4.40%	4.38%	4.24%	4.78%	5.21%	5.34%
Interest rate spread (3) (7)	4.12%	3.96%	3.48%	3.83%	4.30%	4.31%
Efficiency ratio (4) (7)	64.81%	67.38%	68.38%	64.82%	62.55%	66.17%
Average interest-earning assets to average interest-bearing liabilities	114.70%	116.92%	118.61%	121.00%	125.22%	126.79%
Average loans to average deposits	103.09%	108.30%	107.47%	96.03%	88.29%	83.98%

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999	1998
Asset Quality Ratios:
Nonperforming loans to net loans (5)	0.59%	0.92%	0.82%	0.59%	0.63%	0.33%
Nonperforming assets to total assets (6)	0.90%	1.08%	1.22%	0.54%	0.50%	0.52%
Net charge-offs to average total loans	0.30%	0.28%	0.23%	0.25%	0.25%	0.27%
Total allowance for loan losses to total nonperforming loans	224.99%	125.75%	119.57%	158.97%	178.18%	348.41%
Total allowance for loan losses to total loans receivable	1.33%	1.16%	0.98%	0.94%	1.12%	1.16%
Capital Ratios:
Average equity to average assets	8.11%	7.27%	7.63%	9.06%	10.52%	11.08%
Average tangible equity to average tangible assets	6.37%	6.96%	7.44%	8.95%	10.52%	11.08%
Leverage ratio	7.85%	8.94%	7.66%	9.39%	10.84%	11.42%
Tier 1 risk-based capital ratio	8.93%	10.25%	8.02%	8.86%	12.30%	13.34%
Total risk-based capital ratio	10.33%	12.60%	9.00%	9.75%	13.32%	14.42%

(1)	Beginning in 2002, new accounting standards eliminated the amortization of goodwill, which is included in previous years’ net income and returns.
(2)	Net interest income divided by average interest-earning assets.
(3)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(4)	Other expenses divided by net interest income and other income.
(5)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(6)	Nonperforming assets are nonperforming loans plus other real estate owned.
(7)	Calculated on a fully tax equivalent basis.

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

Our balanced growth continued during 2003, with increases in assets, deposits, shareholders’ equity, earnings per share and returns on average assets and equity. The following chart shows our growth in these areas from December 31, 2002 to December 31, 2003:

	(Dollars in millions, except per share amounts)
	December 31, 2003	December 31, 2002	Percent Increase
Diluted earnings per share	$1.92	$1.52	26.3%
Total assets	$911.3	$581.3	56.8%
Loans	$709.1	$474.4	49.5%
Investment securities	$102.9	$53.9	90.7%
Deposits	$743.3	$440.6	68.7%
Shareholders’ equity	$75.8	$39.5	91.2%
Return on average assets	1.16%	1.03%	12.6%
Return on average equity	14.27%	14.11%	1.1%

A significant portion of our asset and deposit growth during 2003 resulted from our May 29, 2003 acquisition of Security Bank of Jones County. The acquisition accounted for a $142.4 million increase in total loans, a $72.5 million increase in our investment portfolio and a $211.0 million increase in deposits. This increase in loan volume, together with an additional $83.9 million in loans generated by our other subsidiaries as a result of strong demand in a low interest rate environment, contributed to the increase in net income to $8.6 million for 2003. The volume increase also offset declining average asset yields resulting from the low rate environment.

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

Although our investment portfolio increased significantly during 2003, $72.5 million was attributable to the acquisition of Security Bank of Jones County. Excluding the impact of the acquisition, the average portfolio balance decreased by $5.8 million. This reflects our emphasis on loan growth as our primary means of generating interest-earning assets and, to a lesser extent, maturity and call activity in our investment securities resulting from the lower interest rate environment during 2003. Although our investment portfolio declined, excluding the impact of the Security Bank of Jones County acquisition, our overall liquidity level improved as Security Bank of Jones County had a larger percentage of its assets invested in investment securities.

Fairfield Financial also contributed significantly to our results of operations for 2003. Fairfield Financial closed over $424 million in residential mortgage closings during 2003 and posted approximately $3.3 million in net income. Approximately 61% of its 2003 revenues was a product of its traditional residential mortgage origination business, with the remaining 39% being derived from its interim real estate and real estate development lending activities. We anticipate a significant decline in mortgage production volumes and revenues during 2004, but believe it will be offset to a significant extent by a decline in direct variable costs associated with our mortgage origination division, together with an increase in revenues from the interim lending division.

The following table illustrates our selected key financial data for each of the past five years.

SELECTED FIVE YEAR FINANCIAL DATA

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT:
Interest Income	$42,894	$32,920	$33,608	$27,035	$20,402
Interest Expense	12,912	12,110	16,586	13,106	8,427

Net Interest Income	29,982	20,810	17,022	13,929	11,975
Provision for Loan Losses	2,859	2,603	1,912	1,292	736
Other Income	17,303	13,146	11,147	5,354	3,072
Other Expense	30,841	23,022	19,397	12,655	9,537

Income Before Tax	13,585	8,331	6,860	5,336	4,774
Income Taxes	4,938	3,065	2,518	1,857	1,529

Net Income	$8,647	$5,266	$4,342	$3,479	$3,245

PER SHARE:
Earnings Per Common Share:
Basic	$1.98	$1.55	$1.29	$1.04	$0.97
Diluted	1.92	1.52	1.29	1.03	0.96
Cash Dividends Paid	0.40	0.35	0.31	0.28	0.26
Basic Weighted Average Shares	4,362,638	3,389,610	3,372,969	3,354,145	3,340,624

RATIOS:
Return on Average Assets	1.16%	1.03%	1.00%	1.09%	1.27%
Return on Average Equity	14.27%	14.11%	13.05%	12.01%	12.08%
Dividend Payout Ratio	20.20%	22.58%	24.03%	26.92%	26.80%
Average Equity to Average Assets	8.11%	7.27%	7.63%	9.06%	10.52%
Net Interest Margin	4.40%	4.38%	4.24%	4.78%	5.21%

BALANCE SHEET:
(At end of period)
Assets	$911,269	$581,319	$504,762	$410,230	$283,483
Investment Securities (a)	102,855	53,905	51,041	51,498	45,087
Loans Held for Sale	11,448	35,955	40,764	13,215	1,761
Loans, Net of Unearned Income	697,682	438,446	378,542	305,264	205,668
Reserve for Loan Losses	9,407	5,480	4,099	3,003	2,327
Deposits	743,301	440,595	375,065	311,577	237,418
Borrowed Funds	85,986	96,310	90,418	64,057	15,824
Shareholders’ Equity	75,809	39,548	34,777	31,071	27,472
Shares Outstanding, Net of Treasury Shares	5,024,300	3,398,317	3,372,969	3,372,969	3,340,624

(a)	Investment Securities include FHLB Stock (in thousands): 2003 - $3,935; 2002 - $3,614; 2001 - $3,533; 2000 - $2,464; and 1999 - $755.

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

Goodwill

Effective January 1, 2002, the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” was adopted. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests in accordance with the pronouncement. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2002, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

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

RECAP OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2003	2002	$ Change 2003 vs 2002	% Change 2003 vs 2002	2001	$ Change 2002 vs 2001	% Change 2002 vs 2001
INCOME STATEMENT:
Interest Income	$42,894	$32,920	$9,974	30.30%	$33,608	$-688	-2.00%
Interest Expense	12,912	12,110	802	6.62%	16,586	-4,476	-27.00%

Net Interest Income	29,982	20,810	9,172	44.07%	17,022	3,788	22.30%
Provision for Loan Losses	2,859	2,603	256	9.83%	1,912	691	36.10%
Other Income	17,303	13,146	4,157	31.62%	11,147	1,999	17.90%
Other Expense	30,841	23,022	7,819	33.96%	19,397	3,625	18.70%

Income Before Tax	13,585	8,331	5,254	63.07%	6,860	1,471	21.40%
Income Taxes	4,938	3,065	1,873	61.11%	2,518	547	21.70%

Net Income	$8,647	$5,266	$3,381	64.20%	$4,342	$924	21.30%

PER SHARE:
Earnings Per Common Share:
Basic	$1.98	$1.55	$0.43	27.74%	$1.29	$0.26	20.16%
Diluted	1.92	1.52	0.40	26.32%	1.29	$0.23	17.83%
Cash Dividends Paid	0.40	0.35	0.05	14.29%	0.31	$0.04	13.00%
Weighted Avg Shares (Basic)	4,362,638	3,389,610	973,028	28.71%	3,372,969	16,641	0.50%
Weighted Avg Shares (Diluted)	4,496,921	3,456,246	1,040,675	30.11%	3,376,051	80,195	2.40%

RATIOS:
Return on Average Assets	1.16%	1.03%	0.13%	12.62%	1.00%	0.03%	3.00%
Return on Average Equity	14.27%	14.11%	0.16%	1.13%	13.05%	1.06%	8.10%
Dividend Payout Ratio	20.20%	22.58%	-2.38%	-10.54%	24.03%	-1.45%	6.03%
Avg Equity to Avg Assets	8.11%	7.27%	0.85%	11.55%	7.63%	-0.36%	-4.72%
Net Interest Margin	4.40%	4.38%	0.02%	0.46%	4.24%	0.14%	3.30%

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

The increase in both the net interest rate spread and net interest rate margin reflected an 80 basis-point decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities. The shift occurred between borrowings, local CDs or wholesale CDs depending on the interest rate at the time of funding needs. Additionally, as a result of the strategy we used to price borrowings, borrowing costs declined during the year ended December 31, 2003 compared to the year ended December 31, 2002 due to the average cost of borrowed funds declining 24 basis points during the period. During the year ended December 31, 2003 compared to the year ended December 31, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased a total of $189.6 million. Of this increase, $67.5 million was attributable to ongoing deposit marketing promotions to bring in low cost deposits, and $122.1 million was attributable to our acquisition of Security Bank of Jones County.

Excluding the impact of our acquisition of Security Bank of Jones County, net interest income for the year ended December 31, 2003 increased $3.3 million. This increase was attributable to a decline of $1.4 million in interest expense that was offset by an increase of $1.9 million in interest income during the year ended December 31, 2003 compared to the year ended December 31, 2002. The net interest rate spread increased 16 basis points from 3.96% for the year ended December 31, 2002 to 4.12% for the year ended December 31, 2003.

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

Interest Expense. Interest expense increased $0.8 million, to $12.9 million, during the year ended December 31, 2003, from $12.1 million during the year ended December 31, 2002. The increase in interest expense resulted primarily from an increase of $464,000 in interest expense on deposits. The average cost of interest-bearing deposits, the largest component of interest expense, declined by 91 basis points and the average balance increased by $171.7 million, resulting in an increase in interest expense of $464,000 during the year ended December 31, 2003 compared to the year ended December 31, 2002. Excluding the impact of the interest-bearing deposits resulting from our acquisition of Security Bank of Jones County, average balances increased $59.4 million and average yield declined 89 basis points resulting in a decrease of interest expense of $1.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Of the $59.4 million increase in average balances, interest bearing accounts increased $10.8 million, money market accounts increased $11.8 million and savings accounts increased $1.6 million, all as a result of our increased marketing efforts to bring in low cost deposits. Brokered CDs increased $18.2 million, wholesale CDs increased $84.6 million, and traditional CDs decreased $68.5 million, which resulted from our shift to low cost, out of market deposits.

The increase in interest expense also resulted from a $338,000 increase in borrowed funds, which further resulted from increases of $19.0 million in the average balance of borrowed funds during the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in borrowed funds consists primarily of $18.6 million in subordinated debentures relating to our offering of trust preferred securities.

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

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax equivalent basis, in thousands)

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Loans, Net of Unearned Income: (a) (b)
Taxable	$574,706	$38,328	6.67%	$408,627	$29,282	7.17%	$341,995	$29,721	8.69%
Tax Exempt (c)	0	0	0	0	0	0	0	0	0
Loans Held for Sale	29,518	1,611	5.46	20,857	1,261	6.04	17,878	1,134	6.34

Net Loans	604,224	39,939	6.61	429,484	30,543	7.11	359,873	30,855	8.57

Investment Securities: (d)
Taxable	65,001	2,296	3.53	35,605	1,867	5.24	34,869	2,199	6.31
Tax Exempt (c)	13,341	888	6.66	8,703	620	7.13	7,846	582	7.41

Total Investment Securities	78,342	3,184	4.06	44,308	2,487	5.61	42,715	2,781	6.51

Interest Earning Deposits	1,115	10	0.90	630	15	2.39	972	28	2.9
Federal Funds Sold	5,428	64	1.18	5,119	86	1.68	2,845	143	5.05

Total Interest Earning Assets	689,109	43,197	6.27	479,541	33,131	6.91	406,405	33,807	8.32

Non-Earning Assets	57,521			33,847			29,509

Total Assets	$746,630			$513,388			$435,914

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest Bearing Demand Deposits	$58,498	$263	0.45%	$37,606	$252	0.67%	$30,338	$383	1.26%
Money Market Accounts	71,802	743	1.03	43,270	676	1.56	35,167	1,085	3.09
Savings Deposits	14,166	88	0.62	8,990	67	0.75	7,207	87	1.21
Time Deposits of $100,000 or More	117,634	2,683	2.28	83,860	3,154	3.76	66,384	4,173	6.29
Other Time Deposits	243,554	6,527	2.68	160,267	5,691	3.55	139,805	8,041	5.75

Total Interest Bearing Deposits	505,654	10,304	2.04	333,993	9,840	2.95	278,901	13,769	4.94

Federal Funds Purchased and Repurchase Agreements Sold	10,272	105	1.02	10,724	161	1.5	10,498	381	3.63
Other Borrowed Money & FHLB	84,290	2,499	2.96	64,434	2,102	3.24	52,270	2,417	4.62
Demand Note U.S. Treasury	553	4	0.72	1,005	7	0.72	972	19	1.93

Total Borrowed Funds	95,115	2,608	2.74	76,163	2,270	2.98	63,740	2,817	4.42

Total Interest Bearing Funding	600,769	12,912	2.15	410,156	12,110	2.95	342,641	16,586	4.84

Non-Int. Bearing Demand Deposits	80,472			62,575			55,960
Other Liabilities	4,808			3,339			4,032
Shareholders’ Equity	60,581			37,318			33,281

Total Liabilities & Shareholders’ Equity	$746,630			$513,388			$435,914

Interest Rate Spread			4.12%			3.96%			3.48%

Net Interest Income		30,285			21,021			17,221

Net Interest Margin			4.40%			4.38%			4.24%

Notes to Table of Average Balance Sheets, Interest and Yields:

(a)	Interest income includes loan fees as follows (in thousands): 2003-$2,586; 2002-$1,506; and 2001-$1,307.
(b)	Average loans are shown net of unearned income. Nonaccrual loans are included.
(c)	Reflects taxable equivalent adjustments using the statutory income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to $302 for 2003; $211 for 2002, and $198 for 2001 (in thousands).
(d)	Investment securities are stated at amortized or accreted cost.

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

Provision for Loan Losses

The general nature of lending results in periodic charge-offs, in spite of our continuous loan review process, credit standards, and internal controls. During 2003 and 2002, we also factored into our provision for loan losses a subjective assessment of the economic downturn’s effect on the cash flow of some of our borrowers. We expensed $2.860 million in 2003, $2.602 million in 2002, and $1.912 million in 2001 for loan loss provisions. The growth in the provision expense for 2003 was due primarily to growth in our outstanding loans (excluding the impact of the Security Bank of Jones County) of $83.9 million and to expense net charge-offs. Amounts of net loans charged off during recent years are reasonable by industry standards. We incurred net charge-offs of $1.82 million during 2003, compared to $1.22 million during 2002 and $816,000 during 2001. Our net charge-offs as a percentage of average loans outstanding have been consistent at 0.30% in 2003, 0.28% in 2002, and 0.23% in 2001. The reserve for loan losses on December 31, 2003 stood at 1.37% of outstanding net loans, up from 1.27% and 1.10% at December 31, 2002 and 2001. Security Bank of Jones County’s reserve at the date of our acquisition in May 2003 was over 1.5% of loans after adjusting for an acquisition-related charge-off, which accounted for the increase in the level of reserve for loan losses as a percentage of average loans over the December 31, 2002 level.

Non-interest Income

Non-interest income of $17.3 million in 2003 represented a 31.6% increase, or $4.2 million from $13.1 million recorded in 2002. Excluding the additional income in 2003 from Security Bank of Jones County, non-interest income increased $3.7 million, or 28.2% over 2002. Mortgage loan fees, which constitute 61.4% of non-interest income continue to be the largest component of non-interest income, generating $10.6 million for 2003, up from $8.6 million collected in 2002 as Fairfield Financial continued to capitalize on the favorable interest rate environment. The second largest component of non-interest income is service charges on deposit accounts which constituted 29.1% of non-interest income during 2003. During 2003, service charges increased $1.6 million from $3.4 million to $5.0 million. Excluding Security Bank of Jones County, service charges increased $1.2 million to $4.6 million in 2003 from $3.4 million in 2002. Service charges on deposit accounts, which are primarily fees generated from our courtesy overdraft protection product, accounted for $3.01 million, or 60.2% of all service charges. The courtesy overdraft product completed its second full year in 2003, but its growth was enhanced by the success of the high-performance checking program. Corporate analysis fees are the second largest service charge, representing $725,000, or 14.4%, of total service charges.

Non-interest income of $13.1 million in 2002 represented a 17.9% increase, or $2.0 million, from $11.1 million recorded in 2001. Mortgage loan fees were the largest component of non-interest income, generating $8.6 million for 2002, up from $7.4 million collected in 2001, as Fairfield Financial capitalized on the favorable interest rate environment. Service charges on deposit accounts increased 31.3%, from $2.6 million in 2001 to $3.4 million in 2002, primarily in fees generated from our courtesy overdraft protection from bounced checks and volume increases in service charge paying customers.

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

Total salaries and benefits increased by $4.5 million, or 33.4%, in 2003. Of this increase, $500,000 is attributable to the de novo banking office in Brunswick, Georgia; $948,000 is attributable to increased mortgage commissions; and $1.2 million is attributable to the addition of Security Bank of Jones County for the seven-month period following its acquisition. The balance of the increase is due to normal salary and benefit increases resulting from merit increases and new hires. Management anticipates a reduction in revenues from the residential mortgage origination division of Fairfield in 2004 as result of a less favorable refinance market. This reduction in revenues will also result in a decrease in mortgage commissions paid, which is the largest variable expense associated with Fairfield Financial’s origination division. In 2003, costs that vary directly with mortgage production levels were approximately 42% of mortgage revenues. Other residential mortgage lending costs more closely resemble semi-variable costs and may also result in a decline in costs as production volumes and revenues decline. We anticipate a significant decline in mortgage production volumes and revenues. However, we also anticipate a decline in direct variable costs associated with our mortgage origination division, as well as an increase in revenues from Fairfield Financial’s interim lending division, which we believe will replace a significant portion of the anticipated decline in our mortgage origination revenues.

Occupancy costs of $2.9 million grew by 14.9%, or $378,000, over $2.5 million in 2002. Approximately half of this increase is related to the addition of Security Bank of Jones County. The remaining increase is primarily due to a full year of bank premises expenses in 2003 for new additions to our corporate offices, which were constructed during 2002.

All other operating overhead increased by $2.9 million, or 42.1%. Security Bank of Jones County contributed $1.0 million to the increase over last year with the remainder due to the full year impact of our newly-completed corporate offices, our de novo banking office in Brunswick, Georgia, and a new core processing system, as well as an increase in marketing costs associated with our increased efforts to attract low cost deposits.

Non-interest expense increased $3.6 million to $23.0 million or 18.7% from $19.4 million in 2001. This rate of increase is commensurate with the 17.8% growth that we experienced in the average balance sheet size from 2001 to 2002. We have invested in quality staffing, physical facilities and processing systems as needed to provide foundation support. Total salaries and benefits increased by $1.6 million, or 13.5%. Occupancy costs grew by only 4.8%, or $116,000. All other operating overhead increased by $1.9 million, or 37.8%, due to expenses associated with a rapidly growing balance sheet and our expansion into multiple markets throughout Georgia.

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

As of December 31, 2003, total assets were $911.3 million, an increase of 56.9% over year-end 2002 levels. Our total loans, before deducting the reserve for loan losses, grew by $259.3 million to $697.7 million at year-end, an increase of 59.2% over year-end 2002, driven by strong growth in our construction and land development lending portfolio and our acquisition of Security Bank of Jones County. Excluding Security Bank of Jones County, total assets were $705.3 million, an increase of 21.4% over year-end 2002 levels. Total deposits grew $302.7 million, or 68.5%, to $743.3 million, with balanced growth across both transaction and time deposit categories. On an average basis, total assets grew from $513.4 million in 2002 to $746.6 million in 2003 for an increase of 45.3%. Average gross loans grew from $429.5 million in 2002 to $604.2 million in 2003, an increase of 40.7%. Average deposits grew from $396.6 million in 2002 to $586.1 million in 2003, a 47.8% increase.

As of December 31, 2002, total assets were $581.3 million, an increase of 15.1% over year-end 2001 levels. Our total loans, before deducting the reserve for loan losses, grew by $60.3 million to $438.4 million at year-end, an increase of 15.6% over year-end 2001, driven by strong growth in our construction and land development lending portfolio. Total deposits grew $65.6 million, or 17.5%, to $440.6 million, with balanced growth across both transaction and time deposit categories. On an average basis, total assets grew from $435.9 million in 2001 to $513.4 million in 2002 for an increase of 17.8%. Average gross loans grew from $359.9 million in 2001 to $429.5 million in 2002, an increase of 19.3%. Average deposits grew from $334.9 million in 2001 to $396.6 million in 2002, an 18.4% increase.

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

NONPERFORMING ASSETS

	December 31,
(In thousands)	2003	2002	2001	2000	1999
Nonperforming loans:
Nonaccrual loans	$4,154	$4,349	$3,133	$1,426	$965
Restructured loans	0	0	0	0	0
Loans 90 days or more past due and still accruing	27	9	295	463	341

Total nonperforming loans	4,181	4,358	3,428	1,889	1,306
Other real estate owned	4,007	1,903	2,705	313	125

Total nonperforming assets	$8,188	$6,261	$6,133	$2,202	$1,431

Nonperforming assets to total loans and other real estate	1.15%	1.31%	1.45%	0.69%	0.69%

Reserve for loan losses to nonperforming loans	224.99%	125.75%	119.57%	158.97%	178.18%

	Nonaccrual	Restructured	Total
Year ended December 31, 2003:
Interest at contracted rates (1)	$311	$0	$311
Interest recorded as income	0	0	0

Reduction of interest income during 2003	$311	$0	$311

(1)	Interest income that would have been recorded if the loans had been current in accordance with their original terms.

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

RESERVE FOR LOAN LOSSES

	Years Ended December 31
(In Thousands)	2003	2002	2001	2000	1999
Reserve for loan losses at beginning of period	$5,480	$4,099	$3,003	$2,327	$2,070
Security Bank of Jones County Acquisition	2,889	0	0	0	0

Adjusted beginning of period	8,369	4,099	3,003	2,327	2,070
Loans charged off during the period:
Commercial, financial and agricultural	68	881	299	109	131
Real estate-construction	835	0	0	0	0
Real estate-mortgage	699	87	119	0	25
Loans to individuals	654	479	457	576	431

Total loans charged off	2,256	1,447	875	685	587

Recoveries during the period of loans previously charged off:
Commercial, financial and agricultural	136	149	13	2	49
Real estate-construction	3	1	0	0	0
Real estate-mortgage	187	2	0	0	5
Loans to individuals	109	73	46	67	54

Total loans recovered	435	225	59	69	108

Net loans charged off during the period	1,821	1,222	816	616	479

Additions to reserve-provision expense	2,859	2,603	1,912	1,292	736

Reserve for loan losses at end of period	$9,407	$5,480	$4,099	$3,003	$2,327

Reserve for loan losses to period end net loans	1.37%	1.27%	1.10%	0.99%	1.14%

Ratio of net loans charged off during the period to average net loans outstanding during the period	0.30%	0.28%	0.23%	0.25%	0.25%

The reserve for loan losses increased to 1.37% at December 31, 2003 from 1.27% at December 31, 2002. The reasons for the increase in the reserve level were twofold: the relatively higher reserve level at Security Bank of Jones County at the time of the acquisition (approximately 1.52% of loans, after adjusting for an acquisition-related charge-off) and management’s recognition that the loss experience in the acquisition, development and construction portfolio in Fairfield Financial’s interim lending division (which commenced operations in August of 2000) has begun to mimic our historical loss experience as the portfolio has seasoned, since the underwriting process for the Acquisition, Development and Construction (“AD&C”) credits is very similar to our other credits.

An allocation of the reserve for loan losses has been made to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on our previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The following is a review of the various loan categories (which are based on Call Report classifications) in our loan portfolio and their respective risk elements or factors considered in determining an appropriate amount of allowance for potential loan losses:

•	Real Estate-Construction. Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. Loans for construction can present a high degree of risk to a lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions. As of December 31, 2003, these loans represented approximately 37.7% of our overall loan portfolio. Additionally, at December 31, 2003, speculative residential construction loans amounted to $19.2 million or approximately 7.2% of our real estate-construction loan portfolio. Based primarily on our historical charge-off experience, we anticipate that our aggregate charge-offs during the next full year of operation for real estate-construction loans will be approximately $842,000.

•	Real Estate-Mortgage. Our residential mortgage loans consists of both loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. We believe the most prominent risks associated with residential mortgage loans are the possible loss of employment by the borrower, changes in interest rates, and unstable or declining real estate markets. Additionally, for loans held for resale, there is a potential risk that the loan may not be purchased or, if purchased, a triggering event, such as non-payment by the borrower or a security interest defect, may give rise to a manditory repurchase of such mortgage loan. For mortgage loans secured by commercial property, principal risks of repayment include fluctuations in the value of commercial real estate, tenant vacancy rates, the quality of the borrower’s management, environmental issues, or deterioration in employment trends and other adverse economic factors. As of December 31, 2003, real estate-mortgage loans represented approximately 48.3% of our overall loan portfolio. Based primarily on our historical charge-off experience, we anticipate that our aggregate charge-offs during the next full year of operation for real estate-mortgage loans will be approximately $705,000.

•	Commercial, financial and agricultural. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Risks associated with these type of loans include falling commodity prices, poor weather conditions, downturns in the economy, fraud, bankruptcy, deteriorating or non-existing collateral, changes in interest rates, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. As of December 31, 2003, these loans represented approximately 9.0% of our overall loan portfolio. Based primarily on our historical charge-off experience, we anticipate that our aggregate charge-offs during the next full year of operation for commercial, financial and agricultural loans will be approximately $68,000.

•	Loans to individuals. This category consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s loss of employment, insolvency or bankruptcy. As of December 31, 2003, these loans represented approximately 5.1% of our overall loan portfolio. Based primarily on our historical charge-off experience, we anticipate that our aggregate charge-offs during the next full year of operation for consumer loans will be approximately $660,000.

The provision for loan losses represents management’s determination of the amount necessary to be transferred to the reserve for loan losses to maintain a level that it considers adequate in relation to the risk of future losses inherent in our loan portfolio, as generally described above for each separate loan category. It is the policy of our subsidiary banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses that must be charged off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the loan committees of our subsidiary banks’ boards of directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of banks, the primary banking regulators may, from time to time, require additions to our subsidiary banks’ provisions for loan losses and reserves for loan losses if the regulators’ credit evaluations differ from those of management.

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

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2003 were $743.3 million, an increase of 68.7% from $440.6 million at December 31, 2002. Average deposits in 2003 were $586.1 million, an increase of 47.8% from $396.6 million, during 2002. Excluding the deposits acquired in our acquisition of Security Bank of Jones County, deposits increased $91.7 million or 20.6% over the balances at December 31, 2002. The average cost of deposits, with non-interest checking accounts factored in, was 1.76% during 2003, down from 2.48% during 2002 and 4.11% for 2001. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source. On an average basis for the year 2003, 13.7% of our deposits were held in non-interest-bearing checking accounts, 24.7% were in lower yielding interest-bearing transaction and savings accounts, and 61.6% were in time certificates with higher yields. Comparable average deposit mix percentages during 2002 were 15.8%, 22.7% and 61.5%, respectively. The decline in the relative percentage of deposits in non-interest-bearing transaction accounts was due to the relatively lower percentage of non-interest-bearing deposits acquired from Security Bank of Jones County. We hold no deposit funds from foreign depositors. See the discussion on page 28 regarding our liquidity for additional details on the management of our deposit base.

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

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

(In Thousands)

	December 31,
	2003	2002	2001
As of the End of Period:
3 Months or Less	$35,484	$20,684	$21,152
Over 3 Months through 6 Months	21,070	18,215	14,585
Over 6 Months through 12 Months	76,193	29,068	35,115
Over 12 Months	32,137	13,214	14,670

	$164,884	$81,181	$85,522

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

As of December 31, 2003, $16.6 million of our trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46, however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board is reconsidering its treatment of trust preferred securities as Tier 1 capital and could determine that trust preferred securities will no longer be classified as Tier 1 capital or that a smaller percentage of Tier 1 capital may be composed of trust preferred securities. Although we cannot predict the ultimate resolution of this issue, we believe our capital ratios will remain at an adequate level to allow us to continue to be “well capitalized” under applicable banking regulations.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2003, we held $97.5 million in bonds (excluding FHLB stock) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although a portion of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs. At December 31, 2003, approximately $54.0 million, or 52.3%, of our investment portfolio was pledged to secure deposits, repurchase agreements and for other related purposes.

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

Our local market deposit sources proved insufficient to fund the strong loan growth trends of Fairfield Financial over the past three years. Our banks supplemented deposit sources with brokered deposits and Internet-based CDs. As of December 31, 2003 the banks reported $70.5 million, or 9.5% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 1.83%. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposits at competitive interest rates when funding is needed. As of December 31, 2003, the banks reported $106.3 million in wholesale CDs, representing 14.3% of total deposits and carrying a weighted average rate of 2.14% at year end.

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

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheet as of December 31, 2003 and 2002 at various repricing intervals. This gap analysis indicates that we had a relatively matched balance sheet over a one-year time horizon at December 31, 2003, with rate-sensitive assets amounting to 81.2% of rate-sensitive liabilities. At December 31, 2002, we exhibited mild liability sensitivity, with rate-sensitive assets equaling 97.7% of rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that the current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(In Thousands)

	December 31, 2003
	0 up to 3 Months	Over 3 up to 12 Months	Over 1 Year up to 5 Years	Over 5 Years
Amounts Maturing or Repricing:
Investment Securities (a)	$1,670	$3,053	$35,704	$61,075
Loans, Net of Unearned Income (b)	247,406	155,405	271,348	30,831
Other Earning Assets	11,019	0	0	0

Interest Sensitive Assets	260,095	158,458	307,052	91,906

Deposits (c)	188,922	270,242	176,604	0
Other Borrowings	22,829	14,800	13,300	16,500
Subordinated Debt	18,557	0	0	0

Interest Sensitive Liabilities	230,308	285,042	189,904	16,500

Interest Sensitivity Gap	$29,787	$-126,584	$117,148	$75,406

Cumulative Interest Sensitivity Gap	$29,787	$-96,797	$20,351	$95,757

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Sensitive Assets	3.64%	-11.84%	2.49%	11.71%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	112.93%	81.22%	102.89%	113.27%

	December 31, 2002
	0 up to 3 Months	Over 3 up to 12 Months	Over 1 Year up to 5 Years	Over 5 Years
Amounts Maturing or Repricing:
Investment Securities (a)	$14,632	$1,077	$8,493	$28,357
Loans, Net of Unearned Income (b)	276,720	46,255	134,181	12,897
Other Earning Assets	3,682	0	0	0

Interest Sensitive Assets	295,034	47,332	142,674	41,254

Deposits (c)	110,516	160,694	94,284	0
Other Borrowings	38,003	22,750	7,000	10,000
Subordinated Debt	18,557	0	0	0

Interest Sensitive Liabilities	167,076	183,444	101,284	10,000

Interest Sensitivity Gap
Cumulative Interest Sensitivity Gap	$127,958	$-136,112	$41,390	$31,254

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Sensitive Assets	$127,958	$-8,154	$33,236	$64,490

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	24.31%	-1.55%	6.32%	12.25%

	176.59%	97.67%	107.36%	113.96%

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

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. AVERETT WALKER
President/Director/Chief Executive Officer

Date: April 12, 2004

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.