Form 10-K/A
period 2003-12-31
SECURITY BANK CORP
filed 2004-04-28
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2003

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from              to

Commission File No. 000-23261

SECURITY BANK CORPORATION

(Exact name of Registrant as specified in its charter)

Georgia	58-2107916
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4219 Forsyth Road Macon, Georgia	31210
(Address of Principal Executive Offices)	(Zip Code)

(478) 722-6200

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE.

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in his form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Security Bank Corporation (the “Company” or “SBKC”) is filing this Amendment No. 2 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004, and as amended by Amendment No. 1 filed with the Commission on April 14, 2004 (the “Annual Report”). The purpose of this Amendment No. 2 is to amend and restate, in their entirety, Items 10, 11, 12, 13 and 14 and the information provided under the heading “Documents Incorporated by Reference,” which is provided on the cover page of the Annual Report as previously filed, and to make certain numerical corrections and clarifications to the information presented in the Annual Report. This Amendment No. 2 to the Annual Report does not reflect facts or events occurring after the March 5, 2004 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

The Security Bank Corporation Code of Ethics is attached hereto as Exhibit 14.1 and incorporated herein by reference.

Biographies of Directors and Executive Officers

The following information is set forth with respect to the directors and executive officers of SBKC:

Directors

FRANK H. CHILDS, JR., age 55, is a partner in the Groover & Childs law firm. Mr. Childs is also the County Attorney for Jones County. He was a director of the Bank of Gray from 1980 until its merger with SBKC and has been a director of SBKC since the merger.

THAD G. CHILDS, JR., age 57, has served as President and Chief Executive Officer of Security Bank of Jones County since the completion of the merger between Bank of Gray and SBKC, June 2003. He served as President and Chief Executive Officer of the Bank of Gray from January, 1987 through May, 2003. His banking career also includes nine years with Trust Company Bank of Middle Georgia. He has been a director of SBKC since June, 2003, as well as a director of the Bank of Gray from 1986 through May, 2003.

BENJAMIN W. GRIFFITH, III, age 50, is President and owner of Southern Pine Plantations, Inc., a Macon based real estate development and timberland company. Mr. Griffith also holds ownership interests in various other timber, mining and real estate investments in the southeast. He has been a director of SBKC and Security Bank of Bibb County since the founding of both companies.

RUTHIE G. McMICHAEL, age 51, has been a teacher in Jones County Public Schools for 24 years. Mrs. McMichael is the Media Specialist at Clifton Ridge Middle School. She has been a director of SBKC since June, 2003 and a director of Security Bank of Jones County since 1999.

BEN G. PORTER, age 70, is Chairman of Filmworks USA, a company that conducts antiques sales and other events at Lakewood Fairgrounds in Atlanta and Buford, Georgia, and operates Lakewood Antiques Gallery in Sandy Springs, Georgia. He is the retired President of Charter Medical International and Senior Vice President of Charter Medical Corporation and the former owner of Piedmont Communications Corporation. He has been a director of SBKC and Security Bank of Bibb County since 1996.

H. AVERETT WALKER, age 50, has served as President and Chief Executive Officer of SBKC and Security Bank of Bibb County since January 1997. He served as President and Chief Operating Officer of both entities from January 1996 through December 1996. His banking career includes over two years with Bank South as Middle Georgia Regional President in Macon, and ten years with NationsBank, now Bank of America, including positions as Regional President in Albany/Moultrie and President in LaGrange. He has been a director of SBKC and Security Bank of Bibb County since 1996.

LARRY C. WALKER, age 61, has been the Georgia State Representative for the 115th District (Houston County) since 1973. Mr. Walker is an attorney with the firm of Walker, Hulbert, Gray, Byrd & Christy, LLC in Perry, Houston County, Georgia. He has been a director of SBKC since August 1998 and a director of Security Bank of Houston County since its founding.

EDWARD M. BECKHAM, II, age 65, is a partner in Beckham Bros. Distribution, a BP Oil distributor that supplies petroleum products to wholesale and retail customers in the middle Georgia area. He is also a partner in Beckham Bros., which is a real estate and agricultural company. He is Vice-Chairman of the SBKC board of directors and has served as a director of the company since August 1998. He has also been a director of Security Bank of Houston County, the Company’s subsidiary bank in Perry and Warner Robins, Georgia since its founding.

ALFORD C. BRIDGES, age 65, is President and Chief Executive Officer of Whiteway Development Corporation d/b/a Appling Brothers, a grading, paving and construction company in Macon, Georgia. Mr. Bridges has served as a director of SBKC and Security Bank of Bibb County, SBKC’s subsidiary bank in Macon, Georgia, since the founding of both companies.

JOHN W. RAMSEY, age 60, is Chairman and CEO of Fairfield Financial Services, Inc., a wholly owned mortgage subsidiary of Security Bank of Bibb County. Prior to joining the Bank, he was CEO of Group Financial Southeast d/b/a Fairfield Financial Associates. Mr. Ramsey is President and owner of Rams Four Ltd., a real estate holdings company that owns The Pines of Gray. Mr. Ramsey owns Rams Head Ltd., a Subchapter S corporation that owns Group Financial Southeast (“GFSE”) and various other real estate holdings. He also owns Laurel Island Country Club Ltd., which has real estate developments in Kingsland, Georgia. He has been a director of both SBKC and Security Bank of Bibb County since July 2000.

ROBERT M. STALNAKER, age 54, is former co-owner and President of Stalnaker Plastics, Inc., a manufacturing company in Warner Robins, Georgia. He has been a director of SBKC since August 1998, and a director of Security Bank of Houston County since 1996.

RICHARD W. WHITE, JR., age 50, is President and part owner of White Brothers Warehouse, Inc., a wholesale distributor of auto parts in Macon, Georgia. He has been a director of SBKC and Security Bank of Bibb County since the founding of both companies.

ROBERT C. HAM, age 74, has been the Chairman of the Board of Directors of SBKC and Security Bank of Bibb County since the inception of both companies. He is the past President and Chief Executive Officer of SBKC and Security Bank of Bibb County. Mr. Ham organized the founding group who chartered Security Bank of Bibb County in 1988. From June 1999 to May 2002, Mr. Ham was employed with Morgan Stanley Dean Witter as a financial advisor.

ROBERT T. MULLIS, age 61, holds ownership interests in various businesses and in real estate holdings. Mr. Mullis has been a director of SBKC and Security Bank of Bibb County since the founding of both companies.

H. CULLEN TALTON, JR., age 71, is the sheriff of Houston County, Georgia and a real estate developer. He has been a director of SBKC since August 1998 and a director of Security Bank of Houston County since its founding.

JOE E. TIMBERLAKE, III, age 63, is the retired President of Timberlake Grocery Company in Macon, Georgia. He is also the treasurer of Flintlake, Inc., a managing partner in Timberlands Partnership and Timberlake LLP, and a director of several other private companies. He has been a director of SBKC and Security Bank of Bibb County since the founding of both companies.

Executive Officers

RICHARD A. COLLINSWORTH, age 54, served as Executive Vice President of SBKC and Security Bank of Bibb County since January 1996 and now serves as President of Security Bank of Bibb County. Prior to joining the Company, he was City Commercial Banking Manager for Bank South in Macon in 1995. His thirty-one year banking background includes positions at NationsBank (now Bank of America) in North Carolina and Texas and at Henderson National Bank in Huntsville, Alabama. His responsibilities have included commercial lending, credit administration, marketing, internal reorganizations and product development.

JAMES R. McLEMORE, age 44, has served as Senior Vice-President and Chief Financial Officer of SBKC and Security Bank of Bibb County since December 2002. Mr. McLemore served as Executive Vice-President and Chief Financial Officer of TIB The Independent Bankers Bank in Dallas, Texas from December 2000 to November 2002. From August 1998 to November 2000, he served as Senior Vice-President and Chief Financial Officer of

IBERIABANK Corporation in Lafayette, Louisiana. From September 1998 to August 1999, he served as an accountant with the U.S. Securities and Exchange Commission in Washington, D.C. Mr. McLemore is a Certified Public Accountant (CPA) and a Charter Financial Analyst (CFA).

Additional information about the Company’s directors and executive officers is provided in Item 12 below.

There are no family relationships among any directors and executive officers of SBKC, except for Frank H. Childs, Jr., Thad G. Childs, Jr. and Ruthie G. McMichael who are first cousins. Larry C. Walker is a director of Life of the South Insurance Company; otherwise, there are no directors who are members of any other Board of Directors of any company with a class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended, or any company which is subject to the requirements of Section 15(d) of that Act, or any company registered with the Securities and Exchange Commission as an investment company under the Investment Company Act of 1940, as amended.

During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A “legal proceeding” includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Audit Committee

The SBKC Audit Committee is responsible for overseeing audit functions, development and implementation of a written audit policy, review of federal and state examinations, evaluation of internal controls and overseeing compliance with all audits and examinations required by law. The Audit Committee is comprised entirely of independent members, as defined by Nasdaq Stock Market rules. SBKC board members Beckham, Timberlake, White and Bridges served on the Audit Committee during 2003 and continue to serve during 2004.

The Audit Committee held five meetings during 2003. The SBKC Board of Directors has adopted a written charter for the Audit Committee, which was recently revised. The revised written charter is attached hereto as Exhibit 99.1. The Audit Committee does not have a financial expert as defined under Section 407 of the Sarbanes Oxley Act of 2002. All members of the Audit Committee have owned and managed sizeable and complex businesses. The Board of Directors believes their financial acumen is very strong and therefore an Audit Committee financial expert, as defined, is not necessary for there to be a satisfactory discharge of the Audit Committee’s responsibilities to the Board of Directors and its shareholders.

Nominating Committee

The Company has no formal nominating committee nor written charter, but addressed the nomination process through board resolution. In lieu of a nominating committee, only independent board members (as defined by Nasdaq rules) may recommend and vote on a slate of director nominees to be put forth to a vote by the Company’s shareholders. The Company does not currently have a formal policy or process for identifying and evaluating nominees other than the qualification requirements set forth by the Georgia Department of Banking and Finance. The Board does not currently have a policy with regard to the consideration of any director candidates recommended by security holders. The Board has determined that in view of the Company’s relative size and shareholder base such a policy has been unnecessary in the past, although it will continually evaluate the appropriateness of developing such a policy in the coming year. Director nominees Ruthie G. McMichael, Thad G. Childs, Jr. and Frank H. Childs, Jr. were elected to the Board of Directors in June, 2003 pursuant to the Board’s authority in connection with the acquisition of Bank of Gray. Each nominee has been recommended for inclusion on the Company’s proxy card by the unanimous vote of the independent members of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and persons who own more than ten percent of our stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the common stock of SBKC held by such persons on Forms 3, 4 and 5. These persons are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on our review of copies of such forms received by us, and certain written representations from reporting persons that no other reports were required, we believe that during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were met on a timely basis with the following exceptions: Director Talton filed one Form 4 late reporting one transaction; Director Ramsey filed one Form 4 late reporting one transaction; Director Ham filed two Forms 4 late reporting two transactions; Director H. Averett Walker filed two Forms 4 late reporting two transactions; Directors Frank Childs, McMichael and Thad Childs each filed late reports on Form 3 in connection with their initial appointment to the Company’s Board of Directors as a result of the merger with the Bank of Gray and Director McMichael also filed late one Form 4 reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

SBKC has a Compensation Committee that serves to establish compensation for executive officers and key management positions, review the selection and hiring of key officers, oversee the administration of employee benefit programs, and set guidelines for compensation for all employees. The SBKC Compensation Committee also serves to coordinate compensation policies for all entities in the Company. Due to its corporate oversight functions, representatives from both subsidiary banks serve on this committee. SBKC board members who served on the Compensation Committee in 2003 were Larry Walker, Chairman, Ben G. Porter, Edward M. Beckham, II, Benjamin W. Griffith, III, Frank H. Childs, Jr., and Robert T. Mullis. Directors H. Averett Walker, John W. Ramsey and Thad G. Childs, Jr. are non-independent directors (as defined by Nasdaq rules), who served on the Compensation Committee in 2003, but resigned from the Compensation Committee effective December 16, 2003. None of these non-independent directors deliberated or voted on matters related to their own compensation. Five committee meetings were held in 2003.

Compensation Committee Report

Decisions with respect to the compensation of the Company’s executive officers are made by the SBKC Compensation Committee (the “Committee”), with input and participation from directors from all of the bank boards. As of December 16, 2003, all Committee members listed above are non-employee members. The decisions of the Committee are reviewed by the full boards of SBKC and the subsidiary banks. The following report is submitted by the Committee members who determined executive compensation for 2003 and outlines the policies used in determining the salaries of H. Averett Walker as CEO and the executive officers as a group.

General Compensation Policies. The Company has a formal performance appraisal process for executive management. The objective of the appraisal process is to align actions of executive officers with the enhancement of shareholder value. The process to determine the base salary level for CEO H. Averett Walker involves an annual review form that includes ratings on key areas: (a) performance against annual short-term objectives (set at the beginning of each year) (b) performance against long-term strategic objectives, (c) business conduct and integrity, (d) competence in meeting the Company’s current needs, (e) leadership and team-building abilities (f) community and industry standing and involvement, and (g) quality of relationship with board members. Other executive officers are reviewed based on specific job standards and achievement of pre-determined strategic goals.

Executive officers also participate in the Annual Cash Incentive Plans of their respective banks and are eligible to participate in the 401(k) Savings Incentive and Profit Sharing Plan. The executive officers are also eligible for stock option grants from established Company stock option plans.

Submitted by:

Larry C. Walker

Ben G. Porter

Edward M. Beckham, II

Benjamin W. Griffith, III

Frank H. Childs, Jr.

Robert T. Mullis

H. Averett Walker

John W. Ramsey

Thad G. Childs, Jr.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee is currently composed of Directors Walker, Porter, Beckham, Griffith, Mullis and Frank H. Childs, Jr. Directors Walker, Ramsey, and Thad G. Childs are officers of the Company and/or one of its subsidiaries and served on the Committee until December 16, 2003. In addition, Fairfield Financial leases office space for its field offices in various Georgia cities from Director Ramsey or his affiliated companies. Payments under these lease arrangements totaled $76,050 and $77,100 during 2003 and 2002, respectively.

Executive Compensation for SBKC

The table below sets forth information concerning compensation paid to the CEO and four most highly compensated executive officers of SBKC (“Named Executive Officers”) for services rendered to SBKC and its subsidiaries, whose total annual base salary and bonus for 2003 exceeded $100,000.00.

Summary Compensation Table

	Annual Compensation							Long Term Compensation
Name and Position	Year	Salary ($)(1)		Bonus ($)(2)		Other Annual Comp. (3)		Restricted Stock Awards ($)	Securities Underlying Options ($)(4)	All Other Comp. (5)
H. Averett Walker President, Chief Executive Officer & Director of SBKC and Security Bank of Bibb County	2003 2002 2001	$ $ $	190,000 173,657 165,375	$ $ $	67,430 52,485 42,854	$ $ $	18,940 16,440 12,180	$52,000 0 0	0 42,500 0	$ $ $	17,707 15,434 15,244

Richard A. Collinsworth Executive Vice President of SBKC and Security Bank of Bibb County	2003 2002 2001	$ $ $	150,000 140,000 116,250	$ $ $	50,363 40,213 19,316		$12,740 8,340 7,980	$29,900 0 0	0 24,000 0	$ $ $	17,536 12,961 11,246

Michael T. O’Dillon Senior Vice President of SBKC and Security Bank of Bibb County	2003 2002 2001	$ $ $	89,000 85,000 83,000	$ $ $	28,558 23,754 18,192					$ $ $	8,410 6,853 7,705

John W. Ramsey Chairman & CEO of Fairfield Financial Services, Inc. and Director of SBKC and Security Bank of Bibb County	2003 2002 2001	$ $ $	130,000 126,800 125,000			$ $ $	20,121 18,112 10,527			$ $ $	22,943 15,614 9,483

James R. McLemore Senior Vice President and Chief Financial Officers, SBKC and Security Bank of Bibb County	2003		$140,000		$44,409		$10,740

(1)	Includes amounts deferred at the election of the executive officers into the Company’s 401(k) Savings Incentive and Profit Sharing Plan.
(2)	Accrued amounts earned from the Annual Cash Incentive Bonus Plan. Bonuses are distributed in January of the subsequent calendar year.
(3)	Cash director fees paid to the executive officers by SBKC and/or the subsidiary banks. Other perquisites and personal benefits, in total, do not exceed the lesser of $50,000 or 10% of the salary and bonus for any given executive officer.
(4)	Number of option shares granted during 2003 from the SBKC 2002 Incentive Stock Option Plan.
(5)	Discretionary and matching amounts contributed to the Company’s 401(k) Savings Incentive and Profit Sharing Plan for the executive officers.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were granted to the named executive officers in 2003 pursuant to the Bank’s 2002 Incentive Stock Option Plan.

CURRENT STOCK OPTION PLANS

The following table summarizes the aggregated values of all options held by each of the Named Executive Officers as of December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-end Option/SAR Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at Fiscal Year-end (#)		Value of Unexercised In- the-Money Options/SARs at Fiscal Year-end ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
H. Averett Walker	5,000	65,662	24,938	41,312	500,786	498,887
Richard A. Collinsworth	4,000	50,280	16,300	23,700	319,832	285,915
Michael T. O’Dillon	2,500	56,250	16,000	1,500	303,000	19,515
John W. Ramsey	0	0	0	0	0	0
James R. McLemore	0	0	0	5,000	0	40,050

(1)	This value is computed by subtracting the option exercise prices from the market price of SBKC common stock on December 31, 2003, which was $31.51 per share, and multiplying that result by the applicable number of shares. Only in-the-money option shares are valued.

Executive Employment Agreements

Walker Agreement. On January 1, 2002, the Company entered into an employment agreement with H. Averett Walker, employing Mr. Walker as President and Chief Executive Officer of SBKC and Security Bank of Bibb County and providing for an initial annual base salary of at least $165,000. The initial term of the agreement is for two years, with annual automatic extensions thereafter unless terminated with a 90-day advance notice from either party. The base salary to be paid to Walker in future years is to be determined annually by the Board of Directors or a committee thereof. The agreement calls for Mr. Walker’s participation in various employee benefit, option, and bonus plans and other fringe benefits.

If Mr. Walker’s employment is terminated (a) for “cause” (as defined), (b) at his election, or (c) due to death or disability, then all compensation obligations cease at the date of termination. If Mr. Walker’s employment is terminated (a) by the employer without cause, or (b) by the employee for “good reason” (as defined), or (c) upon the employer’s breach of the agreement, then Mr. Walker is entitled to receive his annual salary for a term of one year.

Mr. Walker’s agreement includes “change of control” provisions (as defined), whereby, if a change in control occurs during the term of the agreement and Mr. Walker’s employment is terminated within three years of such change of control, he will be entitled to receive two years of base salary, bonus compensation, insurance benefits and participation in retirement plans. The agreement includes certain restrictions on Mr. Walker concerning nondisclosure of proprietary information, and one-year covenants not to compete or solicit our customers or employees.

Since his employment, Mr. Walker has received grants for 71,250 stock options at various grant prices ranging from $9.00 to $19.51 per share from the Company’s 1996, 1999 and 2002 incentive stock option plans. The stock options vest on varying dates over five year periods. Upon Mr. Walker’s death or total disability, all stock options granted as of the date of either death or total disability shall remain exercisable.

Collinsworth Agreement. On January 1, 2002, the Company entered into an employment agreement with Richard A. Collinsworth, employing Mr. Collinsworth as Executive Vice President of SBKC and Security Bank of Bibb County and providing for an initial annual base salary of at least $135,000. The initial term of the agreement is for eighteen months, with annual automatic extensions thereafter unless terminated with a 90-day advance notice from either party. The base salary to be paid to Collinsworth in future years is to be determined annually by the Chief Executive Officer with board oversight. The agreement calls for Mr. Collinsworth’s participation in various employee benefit, option, and bonus plans and other fringe benefits.

If Mr. Collinsworth’s employment is terminated (a) for “cause” (as defined), (b) at his election, or (c) due to death or disability, then all compensation obligations cease at the date of termination. If Mr. Collinsworth’s employment is terminated (a) by the employer without cause, or (b) by the employee for “good reason” (as defined), or (c) upon the employer’s breach of the agreement, then Mr. Collinsworth is entitled to receive his annual salary for a term of one year.

Mr. Collinsworth’s agreement includes “change of control” provisions (as defined), whereby, if a change in control occurs during the term of the agreement and Mr. Collinsworth’s employment is terminated within two years of such change of control, he will be entitled to receive eighteen months of base salary, bonus compensation, insurance benefits and participation in retirement plans. The agreement includes certain restrictions on Mr. Collinsworth concerning nondisclosure of proprietary information, and one-year covenants not to compete or solicit our customers or employees.

Since his employment, Mr. Collinsworth has received grants for 44,000 stock options at various grant prices ranging from $9.00 to $19.51 per share from the Company’s 1996, 1999 and 2002 stock option plans. The stock options vest on varying dates over five year periods. Upon Mr. Collinsworth’s death or total disability, all stock options granted as of the date of either death or total disability shall remain exercisable.

McLemore Agreement. On December 1, 2002, the Company entered into an employment agreement with James R. McLemore, employing Mr. McLemore as Chief Financial Officer of SBKC and Security Bank of Bibb County for an initial annual base salary of $140,000 per year for the initial term of the Agreement. The initial term of the agreement is for eighteen months, with annual automatic extensions thereafter unless terminated with a 90-day advance notice from either party. The base salary to be paid to Mr. McLemore in future years is to be determined annually by the Board of Directors or a committee thereof. The agreement calls for Mr. McLemore’s participation in various employee benefit, option, and bonus plans and other fringe benefits.

If Mr. McLemore’s employment is terminated (a) for “cause” (as defined), (b) at his election, or (c) due to death or disability, then all compensation obligations cease at the date of termination. If Mr. McLemore’s employment is terminated (a) by the employer without cause, or (b) by the employee for “good reason” (as defined), or (c) upon the employer’s breach of the agreement, then Mr. McLemore is entitled to receive his annual salary for a term of one year.

Mr. McLemore’s agreement includes “change of control” provisions (as defined), whereby, if a change in control occurs during the term of the agreement and Mr. McLemore’s employment is terminated within two years of such change of control, he will be entitled to receive eighteen months of base salary, bonus compensation, insurance benefits and participation in retirement plans. The agreement includes certain restrictions on Mr. McLemore concerning nondisclosure of proprietary information, and one-year covenants not to compete or solicit our customers or employees.

Since his employment, Mr. McLemore has received grants for 5,000 stock options at a price of $23.50 per share from the Company’s 2002 stock option plan. The stock options vest on varying dates over five year periods. Upon Mr. McLemore’s death or total disability, all stock options granted as of the date of either death or total disability shall remain exercisable.

Other Change in Control Arrangements. As a result of the July 2000 acquisition of Fairfield Financial Services, Inc. (“Fairfield”) as a wholly owned mortgage subsidiary of Security Bank of Bibb County, SBKC entered into certain contract agreements with Director John W. Ramsey, the Chairman and CEO of Fairfield Financial, and certain other key senior officers of Fairfield Financial who are not designated as Named Executive Officers of SBKC. The other key senior officers are James O. DeWitt, Vice Chairman of Fairfield, John B. Peterson, Jr., Vice Chairman of Fairfield, and John V. Sheridan, III, President of Fairfield. The contracts generally entitle the individuals to one year’s annual compensation if terminated within one year of a change in control of SBKC. The agreements include certain restrictions concerning disclosure of proprietary information, and two-year covenants not to compete in defined trade territories or solicit our customers or employees.

As a result of the June 2003 merger with Bank of Gray, SBKC entered into an employment agreement with director Thad G. Childs, Jr., the President and CEO of the resulting subsidiary, Security Bank of Jones County, which contains similar change in control and non-compete provisions. There are no other compensatory plans, employment contracts or change in control arrangements that would result in any payments to officers of SBKC or its subsidiaries as a result of resignation, retirement or any other termination of such individual’s employment with the Company or from a change in control of SBKC or its subsidiary banks.

Director Compensation

Directors of SBKC receive $750.00 per month for each regularly scheduled meeting of the board of directors attended by the director. Directors are not paid for special meetings of the board of directors, or for any regularly scheduled meetings of the board of directors not attended. Directors are not paid for their service on committees established by the board of directors of SBKC. Directors Emeritus who serve for periods not to exceed five years, are paid $750.00 per month without regard to attendance at meetings, although such honorary directors are expected to be active participants in the development of business for SBKC. In 2003, SBKC paid a total of $123,000 as directors’ fees, including fees paid to Directors Emeritus. Directors of SBKC who are also members of the board of directors of Security Bank of Bibb County, Security Bank of Houston County or Security Bank of Jones County are compensated for their service in those capacities in accordance with policies established by those entities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of SBKC

As of February 10, 2004, no person was known to management of SBKC to beneficially own more than five percent (5%) of any class or series of SBKC common stock.

Beneficial Ownership Table of Directors and Executive Officers

Name and Address	Position(s) Held	Year First Elected Director	Shares of Common Stock Beneficially owned Number of Shares Owned (1) and Percent of Class (2)
Frank H. Childs, Jr. 106 Ocmulgee Springs Dr. Macon, Georgia 31211	Director, SBKC and Security Bank of Jones County	2003	31,420 .62%

Thad G. Childs, Jr. 122 Lakeside Drive Gray, Georgia 31032	Director, SBKC and Security Bank of Jones County; CEO of Security Bank of Jones County	2003	100,544 1.98%

Benjamin W. Griffith, III 6304 Peake Road Macon, Georgia 31210	Director, SBKC and Security Bank of Bibb County	1994	100,515 1.98%

Ruthie G. McMichael 106 Childs Street Gray, Georgia 31032	Director, SBKC and Security Bank of Jones County	2003	26,286 .52	(3) %

Ben G. Porter 687 Rum Creek Road Juliette, Georgia 31046	Director, SBKC and Security Bank of Bibb County	1996	69,750 1.38%

H. Averett Walker 4336 Old Club Road Macon, Georgia 31210	Director, President & CEO, SBKC and Security Bank of Bibb County	1996	63,181 1.25	(4) %

Larry C. Walker P. O. Box 1234 Perry, Georgia 31069	Director, SBKC and Security Bank of Houston County	1998	54,995 1.09	(5) %

Edward M. Beckham 1102 Beckham Circle Perry, Georgia 31069	Director, SBKC and Security Bank of Houston County	1998	36,500 .71%

Alford C. Bridges P. O. Box 604 Gray, Georgia 31032	Director, SBKC and Security Bank of Bibb County	1994	51,200 1.01%

Richard A. Collinsworth 159 Country Club Road Macon, Georgia 31210	Executive Vice-President, SBKC, President of Security Bank of Bibb County		22,746 .44	(6) %

Beneficial Ownership Table of Directors and Executive Officers (Continued)

Name and Address	Position(s) Held	Year First Elected Director	Shares of Common Stock Beneficially owned Number of Shares Owned (1) and Percent of Class (2)
Robert C. Ham 4690 Oxford Circle Macon, Georgia 31210	Chairman, SBKC and Security Bank of Bibb County	1994	12,500 .25%

James R. McLemore 4951 Wellington Drive Macon, Georgia 31210	Senior Vice-President and Chief Financial Officer, SBKC and Security Bank of Bibb County	N/A	527	(7)

Robert T. Mullis P. O. Box 6292 Macon, Georgia	Director, SBKC and Security Bank of Bibb County	1994	168,880 3.33	(8) %

John W. Ramsey 8401 Saxony Drive Macon, Georgia 31220	Director, SBKC; Chairman and CEO of Fairfield Financial Services, Inc.	2000	82,360 1.62	(9) %

Robert M. Stalnaker 974 Highway 247 Kathleen, Georgia 31047	Director, SBKC and Security Bank of Houston County	1998	6,470 .13	(10) %

H. Cullen Talton, III P. O. Box 100 Bonaire, Georgia 31005	Director, SBKC and Security Bank of Houston County	1998	15,880 .31%

Joe E. Timberlake, III 555 N. Rivoli Farms Drive Macon, Georgia 31210	Director, SBKC and Security Bank of Bibb County	1994	105,482 2.08	(11) %

Richard W. White 1192 Oakcliff Road Macon, Georgia 31211	Director, SBKC and Security Bank of Bibb County	1994	41,861 .83	(12) %

All directors and executive officers as a group (18 persons)			991,097 19.56%

(1)	This table is based upon information furnished to us by the persons listed above. Included are shares of SBKC stock that may be acquired within 60 days of February 10, 2004 upon the exercise of vested stock options. Unless otherwise indicated, the persons listed in the tables have sole voting and investment power with regard to the shares shown as owned by such persons.
(2)	Calculated on a basis of 5,068,185 shares outstanding. There are 9,988 options exercisable within 60 days of February 10, 2004.
(3)	Includes 1,050 shares held by Mrs. McMichael’s husband, Samuel P. McMichael.
(4)	Includes 10,505 shares held in Mr. Walker’s IRA account, and 6,188 shares subject to presently exercisable options.

(5)	Includes 312 shares held by Mr. Walker’s wife and 38,500 shares titled in the name of David G. Walker and Lawrence C. Walker, Jr., Co-Trustees of the Lawrence C. Walker, Sr. Trust, all which Mr. Walker holds beneficial ownership.
(6)	Includes 3,800 shares subject to presently exercisable options.
(7)	Less than one-tenth of one percent.
(8)	Includes 97,137 shares held by an affiliated corporation; 7,286 shares held jointly with Michael C. Griffin; and 27,522 shares for which Mr. Mullis holds a power of attorney. Mr. Mullis disclaims beneficial ownership for the shares held jointly with Mr. Griffin and the shares for which he holds a power of attorney.
(9)	Includes 79,860 shares held in the name of GFSE and 2,500 shares held in Mr. Ramsey’s IRA account.
(10)	Includes 870 shares held by Mr. Stalnaker’s wife, Patsy T. Stalnaker.
(11)	Includes 12,451 shares held by Mr. Timberlake as trustee for revocable family trusts.
(12)	Includes 15,907 shares held jointly with Mr. White’s wife, Anne M. White.

The following table provides information regarding compensation plans under which equity securities of SBKC are authorized for issuance. All data is presented as of December 31, 2003.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:

(i) 1996 Incentive Stock Option Plan	52,885		9.00	0
(ii) 1999 Incentive Stock Option Plan	73,300		17.11	0
(iii) 2002 Incentive Stock Option Plan	121,000		20.27	137,750

Equity compensation plans not approved by security holders:

(i) 2003 Restricted Stock Bonus Plan	5,000	(1)	0	0

Total	252,185		16.92	137,500

(1)	Represents issued shares of the Company’s common stock. As of December 31, 2003, all of these shares were subject to forfeiture in accordance with the Company’s 2003 Restricted Stock Bonus Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SBKC has had, and expects to have in the future, banking transactions in the ordinary course of its business with some of its subsidiaries, directors and executive officers and their associates. As of December 31, 2003 their indebtedness was in the aggregate amount of $22.9 million. All loans included in those transactions were made on substantially the same terms, including interest rate, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans do not involve more than the normal risk of collectibility or present other unfavorable features. See “Compensation Committee Interlocks and Insider Participation” for information regarding transactions between Fairfield Financial and Director Ramsey under Item 11 of Part III of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of SBKC has appointed the firm of McNair, McLemore, Middlebrooks & Co., LLP, Macon, Georgia, to continue as independent accountants of SBKC and its subsidiaries for the year ending December 31, 2003. McNair, McLemore, Middlebrooks & Co., LLP has served as independent accountants since our inception and we consider them to be well qualified.

During fiscal years 2002 and 2003, the Company retained its principal auditor, McNair, McLemore, Middlebrooks & Co., LLP, to provide services in the following categories and amounts:

	2002	2003
Audit Fees	$123,795	$177,268

Audit Related Fees Federal Home Loan Bank Collateral Audits Premises and equipment and depreciation analysis Review of quarterly financial statements in 10Q’s Special audit and accounting investigations Internal and operational audits Research related to accounting and auditing issues	44,829	62,020

Tax fees Preparation of federal and state consolidated returns Tax planning related to tax credits and other tax reduction strategies	12,554	22,078

All other Fees	108,529	100,344

Assistance with and preparation of property tax and gross receipts returns

Due diligence and acquisition services

Annual returns for profit-sharing returns

Assistance with preparation and filing of Forms 10Q and 10K

Regulatory reporting and regulatory issues

Capital issues including trust preferred securities

Preparation of property tax returns, occupation and gross receipts returns

Total	$289,707	$361,710

All audit and non-audit services are pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
President/Director/Chief Executive Officer

Date: April 28, 2004

EXHIBIT INDEX

Exhibit No.	Description
14.1	Code of Ethics

23.1	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter