Form 10-Q
period 2004-03-31
SECURITY BANK CORP
filed 2004-05-10
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition Period from                      to

Commission File Number 000-23261

SECURITY BANK CORPORATION

(Name of Small Business Issuer in its Charter)

GEORGIA	58-2107916
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

4219 Forsyth Road, MACON, GEORGIA	31210
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number	(478) 722-6200

SAME AS ABOVE

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☒  Yes    ☐  No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    ☒  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

5,811,492 Shares of $1 par value common stock as of May 5, 2004

DOCUMENTS INCORPORATED BY REFERENCE

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	March 31, 2004 (Unaudited)	December 31, 2003
Cash and Balances Due from Depository Institutions	$29,361	$39,407

Interest-Bearing Deposits	2,328	532

Federal Funds Sold	9,711	10,487

Investments Securities	93,077	98,920

Federal Home Loan Bank Stock, at Cost	2,949	3,935

Loans Held for Sale	7,707	11,448

Loans	731,202	688,275

Premises and Equipment	17,599	17,113

Other Real Estate	1,853	4,006

Goodwill	28,579	24,875

Other Assets	12,482	12,271

Total Assets	$936,848	$911,269

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004 (Unaudited)	December 31, 2003
Deposits	$761,336	$743,301

Borrowed Money	89,232	85,985

Other Liabilities	5,687	6,174

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 5,144,291 and 5,033,299 Shares, Respectively	5,144	5,033
Paid-In Capital	43,682	41,580
Retained Earnings	30,827	28,710
Restricted Stock – Unearned Compensation	(97)	(104)
Accumulated Other Comprehensive Income, Net of Tax	1,334	887

	80,890	76,106

Treasury Stock, 8,999 Shares, at Cost	(297)	(297)

	80,593	75,809

Total Liabilities and Stockholders’ Equity	$936,848	$911,269

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2004	2003
Interest Income
Loans, Including Fees	$11,301	$7,867
Federal Funds Sold	32	10
Investment Securities	985	398
Other	9	64

	12,327	8,339

Interest Expense
Deposits	2,681	2,101
Federal Funds Purchased	4	10
Demand Notes Issued to the U.S. Treasury	—	2
FHLB Loans	322	464
Repurchase Agreements	7	11
Subordinated Debentures	211	206
Other	49	3

	3,274	2,797

Net Interest Income	9,053	5,542

Provision for Loan Losses	720	489

Net Interest Income After Provision for Loan Losses	8,333	5,053

Noninterest Income
Service Charges on Deposits	1,476	1,006
Other Service Charges, Commissions and Fees	4	157
Securities Gains	10	—
Mortgage Banking Income	1,203	2,210
Other	678	573

	3,371	3,946

Noninterest Expense
Salaries and Employee Benefits	4,333	4,063
Occupancy and Equipment	793	680
Office Supplies and Printing	174	129
Telephone Expense	180	105
Data Processing	109	243
Marketing Expense	326	266
Other	1,645	1,058

	7,560	6,544

Income Before Income Taxes	4,144	2,455

Income Taxes	1,462	887

Net Income	$2,682	$1,568

Basic Earnings Per Share	$.53	$.47

Diluted Earnings Per Share	$.52	$.46

Weighted Average Common Shares Outstanding	5,089,188	3,410,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Net Income	$2,682	$1,568

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	447	(20)

Comprehensive Income	$3,129	$1,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Cash Flows from Operating Activities
Net Income	$2,682	$1,569
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation	308	100
Amortization and Accretion	34	92
Provision for Loan Losses	720	489
Securities Gains	(10)	—
(Gain) Loss on Sale of Other Real Estate	16	(1)
Unrealized Loss on Other Real Estate	18	45
(Gain) Loss on Sale of Premises and Equipment	10	—
Loans Held for Sale	3,741	2,206
Net Change in Other	(1,082)	(777)

	6,437	3,723

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(1,796)	145
Purchase of Investment Securities Available for Sale	(11,948)	(10,319)
Proceeds from Disposition of Investment Securities
Available for Sale	18,440	13,101
Held to Maturity	—	12,700
Federal Home Loan Bank Stock, Net	987	143
Loans to Customers, Net	(44,049)	(17,770)
Purchase of Premises and Equipment, Net	(808)	(207)
Other Real Estate	2,521	124
Goodwill Resulting from Contingent Cash Payments	(1,868)	(1,161)

	(38,521)	(3,244)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	19,292	(5,429)
Noninterest-Bearing Customer Deposits	(1,087)	(295)
Demand Note to the U.S. Treasury	—	(607)
Dividends Paid	(565)	(343)
Federal Funds Purchased and Repurchase Agreements	(975)	(5,653)
Federal Home Loan Bank Notes	4,221	(2,897)
Issuance of Common Stock	376	—

	21,262	(15,224)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,822)	(14,745)

Cash and Cash Equivalents, Beginning	49,894	33,268

Cash and Cash Equivalents, Ending	$39,072	$18,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include Security Bank Corporation (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank), located in Macon, Georgia; Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia and Security Bank of Jones County (formerly Bank of Gray) located in Gray, Georgia (the Banks). The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000. All intercompany accounts have been eliminated in consolidation.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the period ended March 31, 2004 includes approximately $1,203,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of March 31, 2004 are comprised of the following:

($ in Thousands)
Commercial	$67,506
Real Estate-Construction	291,442
Real Estate-Mortgage	341,008
Installment Loans to Individuals for Personal Expenditures	35,689
All Other	5,867

741,512
Allowance for Loan Losses	(9,612)
Unearned Interest and Fees	(698)

$731,202

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

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three months ended March 31, 2004 under the requirements of SFAS No. 128:

Three Months Ended March 31, 2004
Basic Earnings Per Share
Net Income Per Common Share	$0.53
Weighted Average Common Shares	5,089,188

Diluted Earnings Per Share
Net Income Per Common Share	$0.52
Weighted Average Common Shares	5,192,137

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $30.5107 for the three-month period ended March 31, 2004. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Historically the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25. No vesting of stock options under any of the Company’s plans occurred during the first quarter of 2004 or 2003. Accordingly, no compensation expense under SFAS No. 123 or disclosures under Opinion 25 are required.

(4) Allowance for Loan Losses

The allowance method is used in providing for losses on loans. Accordingly, all loan losses decrease the allowance and all recoveries increase it. The provision for loan losses is based on factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, economic conditions and the relationship of the allowance for loan losses to outstanding loans.

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged off.

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three months ended March 31:

	($ in Thousands)
	2004	2003
Allowance for Loan Losses, January 1	$9,407	$5,479

Charge-Offs
Commercial, Financial and Agricultural	(17)	(11)
Real Estate - Mortgage	(370)	(111)
Consumer	(340)	(93)

	(727)	(215)

Recoveries
Commercial, Financial and Agricultural	4	2
Real Estate - Mortgage	1	19
Consumer	207	38

	212	59

Net Charge-Offs	(515)	(156)

Provision for Loan Losses	720	489

Allowance for Loan Losses, March 31	$9,612	$5,812

Ratio of Net Charge-Offs to Average Loans	(0.07)%	(0.03)%

(5) Derivative Financial Instruments

On July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statements No. 133 on Derivative Instruments and Hedging Activities. This statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Derivative Financial Instruments (Continued)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of March 31, 2004 as the effects did not have a material effect upon the consolidated financial statements.

(6) Investment Securities

The Company records investment securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of SFAS No. 115, the Company elected to classify securities individually as either available for sale or held to maturity. Securities classified as held to maturity are recorded at amortized cost. Those classified as available for sale are adjusted to market value through a tax-effected increase or reduction in stockholders’ equity.

Investment securities as of March 31, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Securities Available for Sale
U.S. Treasuries	$816	$36	$—	$852
U.S. Government Agencies
Mortgage Backed	44,556	567	(84)	45,039
Other	28,914	437	—	29,351
State, County and Municipal	14,882	1,081	—	15,963
Other Securities	480	—	—	480

	$89,648	$2,121	$(84)	$91,685

Securities Held to Maturity
State, County and Municipal	$1,392	$66	$—	$1,458

Unrealized holding gains, net of tax, on securities available for sale in the amount of $1,334,000 have been credited to stockholders’ equity as of March 31, 2004.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following as of March 31, 2004:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.25 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$53,300

Advances under the line of credit with The Bankers Bank mature March 21, 2015 and have an interest rate of prime minus 100 basis points. All shares of stock owned by the Company in Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County are pledged as collateral on the line of credit. The Company had available line of credit totaling $17,000,000, of which $7,000,000 was available.	10,000

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2004, the floating-rate securities had a 4.36 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as subordinated debentures on the balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.	18,557

Federal Funds Purchased	1,120

Securities Sold Under Agreement to Repurchase	6,255

Total Borrowed Money	$89,232

Maturities of all FHLB and The Bankers Bank advances for each of the ensuing years are as follows:

Year	Amount
2004	$14,800
2005	21,500
2006	7,000
2007	—
Thereafter	20,000

Total	$63,300

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money (Continued)

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Security Bank Statutory Trust I. The implementation of this interpretation resulted in SBKC’s $557,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $6,223 and $6,994 as of March 31, 2004 and 2003, respectively.

(8) Deposits

Components of deposits as of March 31, 2004 are as follows:

$ in Thousands
Demand	$106,447
Interest-Bearing Demand	174,045
Savings	19,262
Time, $100,000 and Over	167,840
Other Time	293,742

$761,336

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of March 31, 2004, the Company had $66,041,000 in brokered deposits compared to $70,501,000 at December 31, 2003.

(9) Stockholders’ Equity

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan, 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, and an additional 5,000 options were granted at $23.50 in December 2002. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the three months ended March 31, 2004 follows:

Incentive Stock Options
Outstanding, December 31, 2003	247,185

Granted	—
Canceled	(2,668)
Exercised	(55,217)

Outstanding, March 31, 2004	189,300

Eligible to be Exercised, March 31, 2004	60,739

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulations. As of March 31, 2004, the Company is required to have minimum Tier 1 and Total Capital Ratios of 4 percent and 8 percent, respectively, and a leverage ratio (Tier 1 Capital to average assets) of at least 4 percent. The Company’s actual ratios as of March 31, 2004 are as follows:

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Minimum
Tier 1 Capital Ratio	9.26%	9.33%	11.44%	4.00%
Total Capital Ratio	10.41%	10.53%	12.69%	8.00%
Leverage Ratio	9.03%	8.21%	8.32%	4.00%

PART I, ITEM 1 (CONTINUED)

Financial Information

(10) Noncash Investing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2004	2003
Acquisition of Real Estate through Loan Foreclosure	$804,000	$151,000

(11) Other Comprehensive Income

For the three months ended March 31, 2004, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Gain on Securities
Gains Arising During Quarter	$687	$233	$454
Reclassification Adjustment	(10)	(3)	(7)

Net Unrealized Gain	$677	$230	$447

(12) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying consolidated financial statements since the date of acquisition. The initial purchase price approximated $1,400,000, which consists of approximately $1,000,000 in cash and 32,345 shares of Security Bank Corporation stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and was amortized on the straight-line method over 10 years through December 31, 2001. As a result of the issuance of SFAS No. 142, the goodwill is no longer amortized but is reviewed for impairment.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2002-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2003 were equated to 40 percent of Fairfield Financial Services, Inc.’s earnings for the year. Stock payments for 2003 were based on 60 percent of 2003 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2002-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2004 as a result of 2003 earnings is a combination of cash and stock totaling approximately $3,700,000.

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

On October 25, 2002, Security Bank Corporation executed a definitive agreement to acquire all outstanding shares of the Bank of Gray located in Gray (Jones County), Georgia. The stockholders of the Bank of Gray received $15,000,000 in cash and 1,571,000 common shares of the Company in a business combination accounted for as a purchase. The merger was approved at the Company’s annual meeting on May 29, 2003 and closed on May 30, 2003. Results of operations for the Bank of Gray are included in the consolidated financial statements since that date. The acquisition was made for the purpose of increasing the Company’s market share in the middle Georgia area.

The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. As of March 31, 2004, $170,415 of the deposit premium was accreted to interest expense. The Company amortized $4,417 of the premises and equipment premium and $42,790 of the core deposit intangibles during the three-months ended March 31, 2004. Goodwill of $20,964,250 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Bank and Federal Funds Sold	$17,319,124
Investment Securities	72,516,776
Loans, Net	139,530,148
Premises and Equipment	3,699,770
Core Deposit Intangible	855,809
Goodwill Arising in the Acquisition	20,964,250
Other Assets	3,963,820
Deposits	(212,999,994)
Other Liabilities	(1,487,713)

$44,361,990

Following are proforma amounts assuming that the acquisition was made on January 1, 2003:

	Three Months Ended March 31
	2004	2003
Interest Income	$9,053	$7,546

Net Income	2,682	2,463

Earnings Per Share
Basic	0.53	0.49
Diluted	0.52	0.48

PART I, ITEM 1 (CONTINUED)

Financial Information

(13) Restricted Stock-Unearned Compensation

In 2003, the board of directors of Security Bank Corporation adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 5,000. During 2003, all 5,000 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over five years (the restriction period).

(14) Subsequent Events

On May 3, 2004, the Company closed on the sale of 588,000 shares of its common stock at an offering price of $30.25 per share through a firm commitment underwritten offering. The Company granted the underwriters an option to purchase up to an additional 88,200 shares to cover over-allotments. The underwriters exercised this option. All 88,200 additional shares have been issued.

At the annual shareholders’ meeting, held on April 29, 2004, shareholders approved the 2004 Omnibus Stock Ownership and Long-Term Incentive Plan (the 2004 Plan) and the 2004 Employee Stock Purchase Plan (the Employee Plan). Under the 2004 Plan, incentive stock options and nonqualified options to acquire shares of stock, restricted stock, stock application rights and/or units may be granted to eligible employees. A total of 300,000 shares is authorized for grants under the 2004 Plan. The Employee Plan is designed to encourage and enable all eligible employees of the Company and its subsidiaries to purchase shares at 85 percent of the fair market value of the stock on the grant date. A total of 50,000 shares is authorized under this plan.

In addition to the approval of stock option plans, the shareholders also approved at the annual meeting an amendment to the Articles of Incorporation of the Company which would allow two-thirds of the Company’s board of directors to approve small merger transactions without shareholder approval. A small merger is defined as an acquisition in which the target company receives less than 20 percent of the stock of Security Bank Corporation.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three-month periods ended March 31, 2004 and 2003. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SBKC is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank) (SB-Bibb) under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SBKC was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly-owned subsidiary of SBKC. The reorganization was effective on June 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SBKC. SB-Bibb has operated as a wholly-owned subsidiary of SBKC since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization.

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 8, 1988. The bank operates eight full service banking offices and one limited service office in Macon, Georgia. The bank also operates one full service banking office in Brunswick, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SBKC acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interest stock swap transaction. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County (SB-Houston) and now operates as a wholly-owned subsidiary of SBKC, with four full service banking offices in Perry and Warner Robins. Construction began in January 2004 on a new branch in Warner Robins with an anticipated completion date of August 2004.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (Fairfield). The purchase transaction involved a combination of SBKC stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Warner Robins, Richmond Hill, Stockbridge, Fayetteville and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

PART I, ITEM 2 (CONTINUED)

Financial Information

Overview (Continued)

On May 30, 2003, SBKC acquired all outstanding shares of the Bank of Gray located in Gray, Georgia. The two companies merged in a business combination accounted for as a purchase. The stockholders of the Bank of Gray received a combination of SBKC stock and cash consideration. On the acquisition date the Bank of Gray officially changed its name to Security Bank of Jones County (SB-Jones).

As of March 31, 2004, SBKC had 293 employees on a full-time equivalent basis.

Substantially all of the business of SBKC is conducted through its three subsidiary banks. Each bank offers a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb, Jones and Houston Counties.

Like most financial institutions, our profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Our results of operations are also affected by our provision for loan losses; noninterest expenses, such as salaries, employee benefits and occupancy expenses; and noninterest income, such as mortgage loan fees and service charges on deposit accounts.

SBKC’s net income for the three-month period ended March 31, 2004 was $2,682,000 or $0.52 diluted earnings per share compared to $1,568,000 or $0.46 for the same period of the preceding year. The increase in net income for the three-month period ended March 31, 2004 primarily relates to the growth in the loan portfolio and core deposits in addition to our success in maintaining net interest margins.

Annualized return on average assets of 1.18 percent and 1.13 percent was recorded for the three-month periods ended March 31, 2004 and 2003. Return on average equity of 13.81 percent was recorded for the three-month period ended March 31, 2004 compared to 15.55 percent for the same period in 2003.

At March 31, 2004, total assets were $936,800,000 compared to $911,300,000 at December 31, 2003. At March 31, 2003, total assets were $568,000,000 compared to $581,300,000 at December 31, 2002. Total interest-earning assets increased $33,600,000 or 4.08 percent to $856,600,000 at March 31, 2004 from $823,000,000 at December 31, 2003. The increases in total assets and interest-earning assets compared to December 31, 2003 are primarily due to increases in loan volumes, mainly in the real estate-construction and real estate-mortgage loans.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits decreased approximately $8,200,000 or 20.6 percent to $31,700,000 at March 31, 2004 from $39,900,000 at December 31, 2003. Federal funds sold decreased by $800,000 to $9,700,000 at March 31, 2004 from $10,500,000 at December 31, 2003. The causes of these decreases are most evident in the analysis of cash flows from investing activities, which reports cash outflows from loans of approximately $44,049,000.

Investment Securities

Investment securities have decreased $5,800,000 or 5.86 percent since December 31, 2003 when investment securities totaled $98,900,000. As of March 31, 2004, investment securities were $93,100,000. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $740,800,000 at March 31, 2004, an increase of $43,100,000 or 6.18 percent (25 percent on an annualized basis) from $697,700,000 at December 31, 2003. Our Company continues to experience good growth in its loan portfolio, particularly in the real estate construction loans. Loans held for sale decreased $3,700,000 or 33 percent from $11,400,000 at December 31, 2003 to $7,700,000 at March 31, 2004, primarily as a result of a decline in mortgage refinance activity.

Nonperforming Assets

Our Company’s total nonperforming assets were $5,900,000 or 0.63 percent of total assets at March 31, 2004 compared to $8,200,000 or 0.90 percent at December 31, 2003. Nonperforming loans decreased $200,000 or 4.76 percent to $4,000,000 from $4,200,000 at December 31, 2003. The amount of other real estate owned that was held by our Company on March 31, 2004 totaled $1,900,000, a decrease of $2,100,000 since December 31, 2003. Of the balance in other real estate owned, 27 percent of the total is related to the foreclosure on one relationship.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents our nonperforming assets as of March 31, 2004:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$3,807
Loans Past Due 90 Days or More and Still Accruing Interest	237
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	4,044

Other Real Estate Owned	1,853

Total Nonperforming Assets	$5,897

Deposits

Total deposits increased $18,035,000 or 2.43 percent (9.72 percent on an annualized basis) from $743,301,000 at December 31, 2003 to $761,336,000 at March 31, 2004. This increase is due to an increase of $12,000,000 in interest-bearing demand and savings accounts and $5,300,000 in local certificates of deposit. Brokered and wholesale certificates of deposit increased $253,000 over balances held at December 31, 2003. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $89,200,000 as of March 31, 2004, an increase of 3.72 percent (14.88 percent on an annualized basis) since December 31, 2003 when borrowed money totaled $86,000,000. Borrowings from the FHLB amounted to $53,300,000 or 60 percent of total borrowed money as of March 31, 2004. Management utilized the majority of these borrowings to fund additional loan requests. A line of credit at The Bankers Bank, with available credit totaling $17,000,000, had an outstanding balance of $10,000,000 at March 31, 2004. This line of credit is primarily used to provide capital injections as necessary to our subsidiary banks.

Subordinated debentures, issued December 2002, had an outstanding balance of $18,557,000. The proceeds from the offering were used to retire holding company debt and to fund the acquisition of the Bank of Gray. The subordinated debentures are included in borrowed funds on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Equity

At March 31, 2004, total equity was $80,600,000 or 8.60 percent of total assets compared to $75,800,000 or 8.32 percent of total assets as of December 31, 2003. Total equity increased approximately $1,700,000 due to the stock portion of the 2003 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Our Company’s net income increased 71 percent to $2,682,000 for the three months ended March 31, 2004, compared to $1,569,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans from $471,000,000 at March 31, 2003 to $719,700,000 at March 31, 2004, coupled with the Company’s success in maintaining its net interest margin.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.38 percent for the three-month period ended March 31, 2004 compared to 4.33 for the same three-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our Company’s effective use of external debt and noncore deposits, coupled with focused marketing efforts to grow low-cost core deposits.

Total interest income increased to $12,300,000 for the three-month period ended March 31, 2004, from $8,300,000 during the comparable prior year period. The increase is due to the increase in average loans primarily due to the Bank of Gray acquisition.

Total interest expense increased 17.05 percent for the three months ended March 31, 2004 compared to the prior period ended March 31, 2003. The increase is primarily due to an increase in average interest-bearing liabilities of 63 percent compared to the prior period, most of which was a result of the Bank of Gray acquisition. The increase due to volume variance was offset due to the lower interest rate environment which allowed SBKC to re-price interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended March 31:

	2004			2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$713,365	$11,208	6.28%	$442,223	$7,458	6.75%
Loans Held for Sale	6,285	92	5.86	28,732	409	5.69

Total Loans	719,650	11,300	6.28	470,955	7,867	6.68

Investment Securities
Taxable	81,036	778	3.84	28,347	297	4.19
Tax-Exempt, Tax Equivalent Basis	16,279	270	6.63	8,750	153	7.00

Total Investment Securities	97,315	1,048	4.31	37,097	450	4.85

Interest-Bearing Deposits in Other Banks	1,386	4	1.15	846	2	0.95

Federal Funds Sold	12,065	32	1.06	3,135	10	1.28

Other Interest-Earning Assets	3,824	35	3.66	4,281	63	5.89

Total Interest-Earning Assets	834,240	12,419	5.95	516,314	8,392	6.50

Noninterest-Earning Assets
Cash	25,874			19,005
Allowance for Loan Losses	(9,261)			(5,603)
Other Assets	56,889			23,684

Total Noninterest-Earning Assets	73,502			37,086

Total Assets	$907,742			$553,400

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$176,699	$282	0.64	$103,966	$232	0.89
Other Time	464,834	2,397	2.06	249,633	1,869	2.99

Total Interest-Bearing Deposits	641,533	2,679	1.67	353,599	2,101	2.38

Other Interest-Bearing Liabilities
Debt	58,200	372	2.56	64,930	469	2.89
Subordinated Debentures	18,557	211	4.55	18,557	206	4.44
Funds Purchased and Securities
Under Agreement to Repurchase	5,821	12	0.82	7,708	21	1.09

Total Other Interest-Bearing Liabilities	82,578	595	2.88	91,195	696	3.05

Total Interest-Bearing Liabilities	724,111	3,274	1.81	444,794	2,797	2.52

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	100,232			64,878
Other Liabilities	5,732			3,392
Stockholders’ Equity	77,667			40,336

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	183,631			108,606

Total Liabilities and Stockholders’ Equity	$907,742			$553,400

Interest Rate Spread			4.14%			3.98%

Net Interest Income		$9,145			$5,595

Net Interest Margin			4.38%			4.33%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Rate/Volume Analysis	Changes From 2003 to 2004 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$4,154	$(721)	$3,433

Investment Securities
Taxable	552	(71)	481
Tax-Exempt	132	(15)	117

Total Investment Securities	684	(86)	598

Interest Bearing Deposits in Other Banks	1	1	2

Funds Sold	28	(6)	22

Other Interest-Earning Assets	(7)	(21)	(28)

Total Interest Income	4,860	(833)	4,027

Interest Expense
Interest-Bearing Demand and Savings Deposits	162	(112)	50
Time Deposits	1,611	(1,083)	528
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	(5)	(4)	(9)
Subordinated Debentures	—	5	5
Other Debt	(49)	(48)	(97)

Total Interest Expense	1,719	(1,242)	477

Net Interest Income	$3,141	$409	$3,550

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

Our Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectability of the Company’s loan portfolio. For the three-month period ended March 31, 2004, the provision for loan losses totaled $720,000 compared to $489,000 for the same period ended March 31, 2003.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that our Company will not have to increase its provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect our Company’s results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require our Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2004 totaled $3,400,000 compared to $3,900,000 for the comparable prior period. Mortgage origination fees for the three months ended March 31, 2004 totaled $1,203,000 compared to $2,210,000 for the comparable prior period. This decrease was directly related to the increase in long-term mortgage interest rates and the resulting slow down of mortgage refinancing that followed. Service charges on deposits increased 47 percent for the three-month period ended March 31, 2004 compared to the prior period ended March 31, 2003. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $1,000,000 or 15.51 percent for the three months ended March 31, 2004 over the same period in 2003. Approximately $270,000 of this increase is the result of three months of noninterest expense from Security Bank of Jones County. Additionally, salaries and employee benefits represent $270,000 with the balance of the increases spread over various expense categories.

Income Taxes

Income tax expense totaled $1,462,000 for the three-month period ended March 31, 2004, compared to $887,000 for the same period ended March 31, 2003. These amounts resulted in the effective tax rates of approximately 35.28 percent and 36.10 percent for 2004 and 2003, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $80,600,000 due to the retention of earnings, net of dividends paid and additional stock purchases. Unrealized gains on investment securities available for sale net of taxes totaled $1,334,000 at March 31, 2004. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 9.95 percent at March 31, 2004. Our Company’s Tier 1 risk-based capital ratio was 8.59 percent at March 31, 2004.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 7.69 percent at March 31, 2004.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established minimum capital requirements for all depository institutions and established five capital tiers: “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. Also, the institution may not be subject to any specific capital order or directive.

At March 31, 2004, each of the subsidiary banks were in compliance with established guidelines.

SBKC, primarily through the actions of its subsidiary banks, engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Each week, management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area. High volumes and activity in mortgage and construction lending at the Fairfield subsidiary since its acquisition in 2000 have required higher levels of sophistication and tracking to ensure adequate liquidity throughout the organization. The falling interest rate environment during 2001 and 2002 accelerated both new and refinancing mortgage activity, placing added pressure on prudent liquidity management. More liquidity measurement tools have been developed for use on a consolidated basis. Internal policies have been updated to monitor the use of various core and non-core funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks. Our Company’s Asset Liability Committee (ALCO) meets on a weekly basis to monitor liquidity, funding, interest rate risk and other asset-liability management related issues.

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of March 31, 2004, SBKC held $91,700,000 in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2003, the available for sale bond portfolio totaled $97,500,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for to SBKC’s liquidity posture. SBKC had ratios of loans and loans for sale to deposits of 98.51 percent as of March 31, 2004 and 95.40 percent at December 31, 2003. The purchase of the Fairfield mortgage company has increased management’s emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (including Trust Preferred Securities) at March 31, 2004 and December 31, 2003 were 88.16 percent and 85.51 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At March 31, 2004 and December 31, 2003, the banks had $167,800,000 and $164,900,000 in certificates of deposit of $100,000 or more. These larger deposits represented 22 percent and 22 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of March 31, 2004, the banks reported $66,000,000, or 8.69 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. To help focus the staff on the generation of local low-cost core deposits, the Company instituted a comprehensive marketing program during 2002 called High Performance Checking.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, SBKC and its subsidiaries have established multiple borrowing sources to augment their funds management. SBKC has an unsecured line of credit, and borrowing capacity also exists through the membership of the Federal Home Loan Bank program. The banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

Contractual Obligations

As of March 31, 2004, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$53,300,000	$14,800,000	$28,500,000	$—	$10,000,000
Correspondent Bank Line of Credit	10,000,000				10,000,000
Subordinated Debentures	18,557,000				18,557,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,032,827	186,640	407,090	352,885	86,212
Purchase Obligations	—	—	—	—	—
Deferred Compensation	781,489	—	—	—	781,489

Total	$83,671,316	$14,986,640	$28,907,090	$352,885	$39,424,701

The FHLB Advances consists of two separate programs. The first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans and investment securities as collateral to secure available lines of credit. The second program allows for advances under a Warehouse Line secured by our loans held for sale.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Contractual Obligations (Continued)

The Correspondent Bank Line of Credit is with the Bankers Bank in Atlanta, Georgia. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary) and Security Bank of Houston County and is primarily used to provide capital injections to the subsidiaries.

Subordinated Debentures relate to the December 2002 offering of trust preferred securities, the proceeds of which were used to retire holding company debt and to fund the acquisition of Security Bank of Jones County.

Other bank facilities are leased under operating leases included in the preceeding table.

Deferred Compensation Plans are maintained by two of our subsidiary banks. These plans are for specific officers to defer current compensation until termination, retirement, death or an unforeseeable emergency. The contracts were initially funded through the purchase of life insurance policies.

Off-Balance Sheet Arrangements

Our Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments primarily include unfulfilled loan commitments and standby letters of credit. Our Company’s exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for unfulfilled loan commitments and standby letters of credit is represented by the contractual notional amount of those instruments. Our Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet transactions.

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2004 and December 31, 2003 approximated $174,454,000 and $192,987,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $1,717,000 as of March 31, 2004 and $1,735,000 as of December 31, 2003 and commitments under performance standby letters of credit of $6,194,000 and $6,342,000 for the corresponding periods.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Critical Accounting Estimates

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

Allowance for Loan Losses (ALL)

Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss that is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

We establish the allocated amount separately for three tiers:

•	substandard loans with specific allocations based on collateral exposure;

•	loans based on 5 different credit ratings (watch list, other assets specifically mentioned, substandard, doubtful and loss) with allocations based on historical losses per rating category; and

•	the rest of the loan portfolio with allocations based on historical losses in the total portfolio.

We base the allocation for unique loans primarily on risk-rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process.

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we apply two stress factors. The first stress factor consists of economic factors including such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group and new banking laws or regulations. The second stress factor is based on the credit grade of the loans in our unsecured loan portfolio. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Allowance for Loan Losses (ALL) (Continued)

We then test the resulting ALL balance by comparing the balance in the ALL with historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the balance of the ALL in its entirety. The directors’ loan committee reviews the assessment prior to the filing of quarterly and annual financial information.

In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of ours, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Goodwill

Effective January 1, 2002, the SFAS No. 142, Goodwill and Other Intangible Assets, was adopted. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2002, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Stock-Based Compensation

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation, management has elected to expense the value of stock options. We utilize the Black-Scholes model in determining the fair value of the stock options. The model takes into account certain estimated factors such as the expected life of the stock option and the volatility of the stock. The expected life of the stock option is a function of the vesting period of the grant, the average length of time similar grants have remained outstanding and the expected volatility of the underlying stock. Volatility is a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Other Information

In connection with its planned combinations with R.J. Reynolds Tobacco Co., Brown & Williamson Tobacco Corp. (B&W) announced plans in October 2003 to close its plant in Macon, Georgia. The plant closing is currently projected to occur over the next 12-18 months. The plant currently employs approximately 2,100 workers. The Macon MSA has a nonagricultural employment base of approximately 148,000, or approximately 1.4 percent of the total. We cannot quantify the potential impact of the plant’s closure on the local economy, but believe the impact will be substantial. We are currently reviewing the potential impact of the closure on our results of operations and financial condition, including the potential impact on credit quality. Management believes there are a number of factors that will reduce or mitigate the impact of the closure on our results of operations and financial conditions. We have extensive operations in markets outside of Macon in Houston, Jones and Glynn Counties, Georgia. These counties are currently experiencing significant growth. In addition, the lending operations of Fairfield are in large measure geographically dispersed outside the Macon market area.

Forward Looking Statements

Within these financial statements we have included certain “forward looking statements” concerning the future operations of the Company. It is management’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward looking statements” contained in our financial statements. We have used “forward looking statements” to describe the future plans and strategies including our expectations of the Company’s future financial results. Management’s ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates and changes in federal and state regulations. These factors should be considered in evaluating the “forward looking statements,” and undue reliance should not be placed on such statements.

PART I, ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

SBKC’s financial performance is impacted by, among other factors, interest rate risk and credit risk. SBKC does not use derivatives to mitigate credit risk, relying instead on a loan review process and the provision for loan losses. See Provision for Loan Losses herein.

The management of interest rate risk is the primary goal of SBKC’s asset/liability management function. SBKC attempts to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. SBKC’s asset/liability mix is sufficiently balanced so that the effect on net interest income of interest rate moves in either direction is not expected to be significant over time.

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

Interest Rate Sensitivity	March 31, 2004
	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$2,328	$—	$2,328	$—	$—	$2,328
Federal Funds Sold	9,711	—	9,711	—	—	9,711
Investment Securities	1,321	3,965	5,286	31,213	56,578	93,077
Loans, Net of Unearned Income	268,516	171,700	440,216	286,852	21,453	748,521
Other Earning Assets	—	—	—	—	2,951	2,951

Total Interest Earning Assets	281,876	175,665	457,541	318,065	80,982	856,588

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	174,045	—	174,045	—	—	174,045
Savings (1)	19,262		19,262			19,262
Time Deposits	85,881	279,543	365,424	94,636	—	460,060
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	7,375		— 7,375			— 7,375
Other Borrowings	15,200	14,800	30,000	23,300	10,000	63,300
Subordinated Debentures	18,557	—	18,557	—	—	18,557

Total Interest-Bearing Liabilities	320,320	294,343	614,663	117,936	10,000	742,599

Interest Sensitivity Gap	$(38,444)	$(118,678)	$(157,122)	$200,129	$70,982	$113,989

Cumulative Interest Sensitivity Gap	$(38,444)	$(157,122)	$(157,122)	$43,007	$113,989	$113,989

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earnings Assets	(4.49)%	(18.34)%	(18.34)%	5.02%	13.31%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	88.00%	74.44%	74.44%	105.87%	115.35%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within three months or less.

PART	I, ITEM 4

Controls and Procedures

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. Averett Walker, and Chief Financial and Accounting Officer, James R. McLemore, Jr. have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted as of the end of the period covered by this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the dates of Mr. Walker’s and Mr. McLemore’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

PART II

Other Information

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Changes in Securities (Limitations Upon Payment of Dividends)

The information required for limitations upon payment of dividends is incorporated herein by reference to the Company’s annual report of 10-K Exhibit 99(a) footnote 23, filed with the Securities and Exchange Commission for the year ended December 31, 2003 (File No. 000-23261).

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2004.

PART II (CONTINUED)

Other Information

ITEM 5

Other Information

Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a	)	The following is a list of exhibits including items incorporated by reference

		3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

		3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

		3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

		4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

		4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

		10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

		10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

		10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

		10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

		10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K (Continued)

	10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

	10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

	10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

	11	Statement of Computation of Net Income Per Share.

	31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 22, 2004, Security Bank Corporation filed Form 8-K (Item 12 – Results of Operations and Financial Condition) to report the press release issued on January 22, 2004. The press release announced results for the year and quarter ended December 31, 2003, as well as the Company’s outlook for 2004.

On February 19, 2004, Security Bank Corporation filed Form 8-K (Item 12 – Results of Operations and Financial Condition) to report the press release issued on February 19, 2004. The press release announced the declaration of a first quarter dividend, paying $0.11 per share on March 31, 2004 to shareholders of record on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker Chief Executive Officer

Date: May 10, 2004

/s/ James R. McLemore, Jr. James R. McLemore, Jr. Chief Financial and Accounting Officer

Date: May 10, 2004