Form 10-Q
period 2004-06-30
SECURITY BANK CORP
filed 2004-08-09
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐    Yes  ☐    No

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  ☒    Yes  ☐    No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

5,811,492 Shares of $1 par value common stock as of August 6, 2004

DOCUMENTS INCORPORATED BY REFERENCE

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	June 30, 2004 (Unaudited)	December 31, 2003
Cash and Balances Due from Depository Institutions	$26,131	$39,407

Interest-Bearing Deposits	1,461	532

Federal Funds Sold	16,105	10,487

Investments Securities	103,530	98,920

Federal Home Loan Bank Stock, at Cost	3,537	3,935

Loans Held for Sale	8,882	11,448

Loans	771,613	688,275

Premises and Equipment	18,096	17,113

Other Real Estate	1,923	4,006

Goodwill	28,579	24,875

Other Assets	13,181	12,271

Total Assets	$993,038	$911,269

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004 (Unaudited)	December 31, 2003
Deposits	$793,044	$743,301

Borrowed Money	93,111	85,985

Other Liabilities	6,435	6,174

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 5,820,491 and 5,033,299 Shares, Respectively	5,820	5,033
Paid-In Capital	62,042	41,580
Retained Earnings	33,198	28,710
Restricted Stock – Unearned Compensation	(91)	(104)
Accumulated Other Comprehensive Income, Net of Tax	(224)	887

	100,745	76,106
Treasury Stock, 8,999 Shares, at Cost	(297)	(297)

	100,448	75,809

Total Liabilities and Stockholders’ Equity	$993,038	$911,269

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2004	2003
Interest Income
Loans, Including Fees	$12,127	$9,201
Federal Funds Sold	16	14
Investment Securities	903	570
Other	11	9

	13,057	9,794

Interest Expense
Deposits	2,656	2,507
Federal Funds Purchased	30	15
Demand Notes Issued to the U.S. Treasury	—	1
FHLB Loans	360	367
Repurchase Agreements	10	13
Subordinated Debentures	211	218
Other	27	31

	3,294	3,152

Net Interest Income	9,763	6,642

Provision for Loan Losses	718	857

Net Interest Income After Provision for Loan Losses	9,045	5,785

Noninterest Income
Service Charges on Deposits	1,634	1,161
Other Service Charges, Commissions and Fees	8	169
Securities Gains	—	35
Mortgage Banking Income	1,284	2,927
Other	714	441

	3,640	4,733

Noninterest Expense
Salaries and Employee Benefits	4,621	4,679
Occupancy and Equipment	855	743
Office Supplies and Printing	174	176
Telephone Expense	180	103
Data Processing	138	314
Marketing Expense	241	259
Other	1,737	1,151

	7,946	7,425

Income Before Income Taxes	4,739	3,093

Income Taxes	1,729	1,204

Net Income	$3,010	$1,889

Basic Earnings Per Share	$.54	$.47

Diluted Earnings Per Share	$.53	$.46

Weighted Average Common Shares Outstanding	5,578,706	3,983,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Net Income	$3,010	$1,889

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Losses	(1,558)	(118)

Comprehensive Income	$1,452	$1,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2004	2003
Interest Income
Loans, Including Fees	$23,428	$17,068
Federal Funds Sold	48	24
Investment Securities	1,888	968
Other	20	73

	25,384	18,133

Interest Expense
Deposits	5,337	4,608
Federal Funds Purchased	34	25
Demand Notes Issued to the U.S. Treasury	—	3
FHLB Loans	682	831
Repurchase Agreements	17	24
Subordinated Debentures	422	424
Other	76	34

	6,568	5,949

Net Interest Income	18,816	12,184

Provision for Loan Losses	1,438	1,346

Net Interest Income After Provision for Loan Losses	17,378	10,838

Noninterest Income
Service Charges on Deposits	3,110	2,167
Other Service Charges, Commissions and Fees	12	326
Securities Gains	10	35
Mortgage Banking Income	2,487	5,137
Other	1,392	1,014

	7,011	8,679

Noninterest Expense
Salaries and Employee Benefits	8,954	8,742
Occupancy and Equipment	1,648	1,423
Office Supplies and Printing	348	305
Telephone Expense	360	208
Data Processing	247	557
Marketing Expense	567	525
Other	3,382	2,209

	15,506	13,969

Income Before Income Taxes	8,883	5,548

Income Taxes	3,191	2,091

Net Income	$5,692	$3,457

Basic Earnings Per Share	$1.07	$.93

Diluted Earnings Per Share	$1.04	$.90

Weighted Average Common Shares Outstanding	5,333,947	3,698,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Net Income	$5,692	$3,457

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Losses	(1,111)	(138)

Comprehensive Income	$4,581	$3,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Cash Flows from Operating Activities
Net Income	$5,692	$3,457
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Stock Options	69	—
Depreciation	680	617
Amortization and Accretion	89	284
Provision for Loan Losses	1,438	1,346
Securities Gains	(10)	(35)
Loss on Sale of Other Real Estate	13	31
Unrealized Loss on Other Real Estate	30	90
Loss on Sale of Premises and Equipment	5	—
Net Change in Loans Held for Sale	2,566	(6,353)
Net Change in Other	(210)	1,220

	10,362	657

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(929)	(1,190)
Purchase of Investment Securities Available for Sale	(33,072)	(12,398)
Proceeds from Disposition of Investment Securities
Available for Sale	26,515	25,502
Held to Maturity	—	12,700
Federal Home Loan Bank Stock, Net	399	340
Loans to Customers, Net	(85,654)	(66,933)
Premises and Equipment, Net	(1,676)	(672)
Other Real Estate	2,918	299
Goodwill Resulting from Contingent Cash Payments	(1,868)	(1,871)
Cash Received in Business Acquisition, Net	—	2,249

	(93,367)	(41,974)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	48,356	50,073
Noninterest-Bearing Customer Deposits	1,727	2,991
Demand Note to the U.S. Treasury	—	(531)
Dividends Paid	(1,204)	(843)
Federal Funds Purchased and Repurchase Agreements	758	1,087
Federal Home Loan Bank Notes	6,367	1,204
Issuance of Common Stock	19,343	850

	75,347	54,831

Net Increase (Decrease) in Cash and Cash Equivalents	(7,658)	13,514

Cash and Cash Equivalents, Beginning	49,894	33,267

Cash and Cash Equivalents, Ending	$42,236	$46,781

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

New Accounting Standards

SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Corporation’s financial statements.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers all banking operations to be essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the six-month period ended June 30, 2004 includes approximately $2,487,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of June 30, 2004 are comprised of the following:

($ in Thousands)
Commercial	$66,668
Real Estate-Construction	321,320
Real Estate-Mortgage	351,945
Installment Loans to Individuals for Personal Expenditures	36,158
All Other	6,605

782,696
Allowance for Loan Losses	(10,096)
Unearned Interest and Fees	(987)

$771,613

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2004 under the requirements of SFAS No. 128:

	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004
Basic Earnings Per Share
Net Income Per Common Share	$1.07	$0.54
Weighted Average Common Shares	5,333,947	5,578,706

Diluted Earnings Per Share
Net Income Per Common Share	$1.04	$0.53
Weighted Average Common Shares	5,495,703	5,702,453

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $32.0858 and $31.8444 for the three- and six-month periods. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Prior to that date, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans prior to January 1, 2002. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25. During the second quarter of 2004 and 2003, there were options granted prior to 2002 which vested. If compensation expense for these awards were determined on the basis of SFAS 123, net income and earnings per share would have been reduced as shown in the proforma information presented hereafter:

	Six Months Ended as of June 30		Three Months Ended as of June 30
	2004	2003	2004	2003
Net Income
As Reported	$5,692	$3,457	$3,010	$1,889
Proforma	5,638	3,403	2,956	1,834

Basic Earnings Per Share
As Reported	1.07	0.93	0.54	0.47
Proforma	1.06	0.92	0.53	0.46

Diluted Earnings Per Share
As Reported	1.04	0.90	0.53	0.46
Proforma	1.03	0.89	0.52	0.44

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three months ended June 30:

	($ in Thousands)
	2004	2003
Allowance for Loan Losses, April 1	$9,612	$5,812

Charge-Offs
Commercial, Financial and Agricultural	32	770
Real Estate - Mortgage	126	518
Consumer	295	128

	453	1,416

Recoveries
Commercial, Financial and Agricultural	57	20
Real Estate - Mortgage	44	275
Consumer	118	38

	219	333

Net Charge-Offs	(234)	(1,083)

Business Combination, Bank of Gray	—	2,889

Provision for Loan Losses	718	857

Allowance for Loan Losses, June 30	$10,096	$8,475

Ratio of Net Charge-Offs to Average Loans	(0.03)%	(0.16)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the six months ended June 30:

	($ in Thousands)
	2004	2003
Allowance for Loan Losses, January 1	$9,407	$5,479

Charge-Offs
Commercial, Financial and Agricultural	49	781
Real Estate – Mortgage	496	629
Consumer	635	221

	1,180	1,631

Recoveries
Commercial, Financial and Agricultural	61	22
Real Estate – Mortgage	45	294
Consumer	325	76

	431	392

Net Charge-Offs	(749)	(1,239)

Business Combination, Bank of Gray	—	2,889

Provision for Loan Losses	1,438	1,346

Allowance for Loan Losses, June 30	$10,096	$8,475

Ratio of Net Charge-Offs to Average Loans	(0.10)%	(0.20)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Derivative Financial Instruments (Continued)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of June 30, 2004 as the effects did not have a material effect upon the consolidated financial statements.

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

Investment securities as of June 30, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Securities Available for Sale
U.S. Treasuries	$813	$20	$—	$833
U.S. Government Agencies
Mortgage Backed	59,989	291	(613)	59,667
Other	26,408	131	(647)	25,892
State, County and Municipal	14,604	480	(9)	15,075
Other Securities	671	—	—	671

	$102,485	$922	$(1,269)	$102,138

Securities Held to Maturity
State, County and Municipal	$1,392	$45	$—	$1,437

Unrealized holding losses, net of tax, on securities available for sale in the amount of $224,000 have been charged to stockholders’ equity as of June 30, 2004.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following as of June 30, 2004:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.42 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$62,400

Advances under the Warehouse Line with the FHLB matures July 28, 2004 and has an interest rate of 2.20 percent. Loans held for sale are pledged as collateral for the Warehouse Line.	3,046

Advances under the line of credit with The Bankers Bank mature March 21, 2015 and have an interest rate of prime minus 100 basis points. All shares of stock owned by the Company in Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County are pledged as collateral on the line of credit. The Company had available line of credit totaling $17,000,000, of which $17,000,000 was available.	—

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2004, the floating-rate securities had a 4.84 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as subordinated debentures on the balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.	18,557

Federal Funds Purchased	3,276

Securities Sold Under Agreement to Repurchase	5,832

Total Borrowed Money	$93,111

Maturities of all FHLB and The Bankers Bank advances for each of the ensuing years are as follows:

Year	Amount
2004	$16,846
2005	20,150
2006	18,450
2007	—
Thereafter	10,000

$65,446

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money (Continued)

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Security Bank Statutory Trust I. The implementation of this interpretation resulted in SBKC’s $557,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $12,429 and $13,456 as of June 30, 2004 and 2003, respectively.

(8) Deposits

Components of deposits as of June 30, 2004 are as follows:

$ in Thousands
Demand	$109,261
Interest-Bearing Demand	172,971
Savings	19,794
Time, $100,000 and Over	193,209
Other Time	297,809

$793,044

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of June 30, 2004, the Company had $90,229,000 in brokered deposits compared to $70,501,000 at December 31, 2003.

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

(9) Stockholders’ Equity (Continued)

An additional 25,500 options were granted at $13.00 per share in August 2000 under this same plan. The terms of the 1999 incentive stock option plan are essentially the same as the 1996 incentive stock option plan.

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan, 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, 5,000 options were granted at $23.50 in December 2002, and an additional 3,500 options were granted at $33.00 in August 2003. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

During the second quarter of 2004, the stockholders of Security Bank Corporation approved the 2004 Omnibus Stock Ownership and Long Term Incentive Plan. Under this plan a total of 300,000 shares are available for granting to key employees. In April 2004 the board granted key employees the right to purchase 218,000 shares of common stock at the price of $31.43 per share. Similar to the 2002 Plan, the nonforfeitable provisions for these options are two-tiered. Under tier one, one-sixth of the options granted become nonforfeitable in 2004, 2005 and 2006 based on a 12 percent increase in diluted earnings per share each year. The remaining one-half of the options granted become nonforfeitable if the increase in diluted earnings per share for 2004, 2005 and 2006 average to 12 percent. Under tier two, options become nonforfeitable on the same schedule as tier one options; however, diluted earnings per share must increase 15 percent. The nonforfeitable options vest evenly over three years starting on April 29, 2005.

A summary of option transactions for the six months ended June 30, 2004 follows:

Incentive Stock Options
Outstanding, December 31, 2003	247,185
Granted	218,000
Canceled	(2,668)
Exercised	(55,217)

Outstanding, June 30, 2004	407,300

Eligible to be Exercised, June 30, 2004	84,578

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

Also during the second quarter of 2004, stockholders of Security Bank Corporation approved the 2004 Employee Stock Purchase Plan. Fifty thousand shares have been reserved for issuance under this plan. Through payroll deductions eligible employees may specify withholdings of a minimum of $10 and maximum of $300 per payroll period. The purchase price of shares under this plan is 85 percent of the fair market value of the stock on the first day of the offer period. The fair market value of the stock will reset on the first day of each subsequent quarter during the offer period. Participation in the plan will begin in August 2004.

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

The Company’s actual ratios as of June 30, 2004 are as follows:

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Security Bank Corporation (Consolidated)
Tier 1 Capital Ratio	9.05%	9.38%	11.81%	10.73%
Total Capital Ratio	10.17%	10.58%	13.07%	11.89%
Leverage Ratio	9.21%	8.31%	8.68%	9.69%

(10) Noncash Investing Activities

Noncash investing activities for the six months ended June 30 are as follows:

	2004	2003
Acquisition of Real Estate through Loan Foreclosure	$1,368	$1,477

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Other Comprehensive Income

For the six months ended June 30, 2004, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Losses Arising During Quarter	$(1,673)	$(569)	$(1,104)
Reclassification Adjustment	(10)	(3)	(7)

Net Unrealized Loss	$(1,683)	$(572)	$(1,111)

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

The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. As of June 30, 2004, $340,830 of the deposit premium was accreted to interest expense. The Company amortized $8,833 of the premises and equipment premium and $85,581 of the core deposit intangibles during the six months ended June 30, 2004. Goodwill of $20,964,250 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Bank and Federal Funds Sold	$17,319,124
Investment Securities	72,516,776
Loans, Net	139,530,148
Premises and Equipment	3,699,770
Core Deposit Intangible	855,809
Goodwill Arising in the Acquisition	20,964,250
Other Assets	3,963,820
Deposits	(212,999,994)
Other Liabilities	(1,487,713)

$44,361,990

Following are proforma amounts assuming that the acquisition was made on January 1, 2003:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Interest Income	$25,384	$18,133	$13,057	$9,794

Net Income	5,692	3,457	3,010	1,889

Earnings Per Share
Basic	$1.07	$0.93	$0.54	$0.47
Diluted	1.04	0.90	0.53	0.46

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

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2004 and 2003. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SBKC is a Georgia corporation formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank) (SB-Bibb) under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SBKC was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly owned subsidiary of SBKC. The reorganization was effective on June 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SBKC. SB-Bibb has operated as a wholly-owned subsidiary of SBKC since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization.

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

On August 8, 1998, SBKC acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interest stock swap transaction. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County (SB-Houston) and now operates as a wholly-owned subsidiary of SBKC, with four full service-banking offices in Perry and Warner Robins. Construction began in January 2004 on a new branch in Warner Robins with an anticipated completion date of September 2004.

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

As of June 30, 2004, SBKC had 313 employees on a full-time equivalent basis.

Substantially all of the business of SBKC is conducted through our three subsidiary banks. Each bank offers a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb, Jones and Houston Counties.

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

SBKC’s net income for the three-month and six-month periods ended June 30, 2004 was $3,010,000 or $0.53 diluted earnings per share and $5,692,000 or $1.04 diluted earnings per share, respectively, compared to $1,889,000 or $0.46 and $3,457,000 or $0.90 in the same periods of the preceding year. The increase in net income for the three-month and six-month periods ended June 30, 2004 primarily relates to the growth in the loan portfolio and core deposits in addition to our success in maintaining net interest margins as well as controlling expenses.

Annualized return on average assets of 1.22 percent and 1.12 percent was recorded for the six-month periods ended June 30, 2004 and 2003. Return on average equity of 13.34 percent was recorded for the six-month period ended June 30, 2004 compared to 14.57 percent for the same period in 2003.

At June 30, 2004, total assets were $993,038,000 compared to $911,269,000 at December 31, 2003. At June 30, 2003, total assets were $883,702,000 compared to $581,319,000 at December 31, 2002. Total interest-earning assets increased $92,220,000 or 11.20 percent to $915,781,000 at June 30, 2004 from $823,561,000 at December 31, 2003. The increases in total assets and interest-earning assets compared to December 31, 2003 are primarily due to increases in loan volumes, mainly in the real estate–construction loans.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits decreased approximately $12,347,000 or 31 percent to $27,592,000 at June 30, 2004 from $39,939,000 at December 31, 2003. Federal funds sold increased by $5,618,000 or 54 percent, to $16,105,000 at June 30, 2004 from $10,487,000 at December 31, 2003. The causes of these decreases are most evident in the analysis of cash flows from investing activities, which reports cash outflows from loans of approximately $85,654,000.

Investment Securities

Investment securities have increased $4,610,000 or 4.66 percent since December 31, 2003 when investment securities totaled $98,920,000. As of June 30, 2004, investment securities were $103,530,000. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $781,709,000 at June 30, 2004, an increase of $84,027,000 or 12.04 percent (24 percent on an annualized basis) from $697,682,000 at December 31, 2003. Our Company continues to experience good growth in its loan portfolio, particularly in the real estate construction loans. Loans held for sale decreased $2,566,000 or 22 percent from $11,448,000 at December 31, 2003 to $8,882,000 at June 30, 2004, primarily as a result of a decline in mortgage refinance activity.

Nonperforming Assets

Our Company’s total nonperforming assets were $6,694,000 or 0.67 percent of total assets at June 30, 2004 compared to $8,188,000 or 0.90 percent at December 31, 2003. Nonperforming loans increased $590,000 or 14.11 percent to $4,771,000 from $4,181,000 at December 31, 2003. The amount of other real estate owned that was held by our Company on June 30, 2004 totaled $1,923,000, a decrease of $2,084,000 since December 31, 2003. Of the balance in other real estate owned, 21 percent of the total is related to the foreclosure on one relationship.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents our nonperforming assets as of June 30, 2004:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$4,748
Loans Past Due 90 Days or More and Still Accruing Interest	23
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	4,771

Other Real Estate Owned	1,923

Total Nonperforming Assets	$6,694

Deposits

Total deposits increased $49,743,000 or 6.69 percent (13.38 percent on an annualized basis) from $743,301,000 at December 31, 2003 to $793,044,000 at June 30, 2004. This increase is due to an increase of $11,476,000 in interest-bearing demand and savings accounts and $2,905,000 in local certificates of deposit. Brokered and wholesale certificates of deposit increased $33,635,000 over balances held at December 31, 2003. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $93,111,000 as of June 30, 2004, an increase of 8.29 percent (16.58 percent on an annualized basis) since December 31, 2003 when borrowed money totaled $85,985,000. Borrowings from the FHLB amounted to $65,446,000 or 70 percent of total borrowed money as of June 30, 2004. Management utilized the majority of these borrowings to fund additional loan requests. A line of credit at The Bankers Bank, with available credit totaling $17,000,000, had no outstanding balance at June 30, 2004. This line of credit is primarily used to provide capital injections as necessary to our subsidiary banks.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Equity

At June 30, 2004, total equity was $100,448,000 or 10.12 percent of total assets, an increase of $24,639,000, compared to $75,809,000 or 8.32 percent of total assets as of December 31, 2003. Total equity increased $18,966,000 due to the secondary offering of common stock in early May. We sold 676,200 shares of which approximately two-thirds were sold to institutional investors and the remaining balance sold to retail investors in our local markets. Total equity increased $1,688,000 due to the stock portion of the 2003 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services and the remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Our net income increased 65 percent to $5,692,000 for the six months ended June 30, 2004, compared to $3,457,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans, from $524,450,000 at June 30, 2003 to $773,250,000 at June 30, 2004, coupled with our success in maintaining its net interest margin and controlling expenses.

Net Interest Income

Our annualized net interest margin, net interest income divided by average earning assets, was 4.42 percent for the six-month period ended June 30, 2004, an increase of 12 basis points from 4.30 percent for the same six-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our effective use of external debt and noncore deposits, coupled with focused marketing efforts to grow low-cost core deposits.

Total interest income increased to $25,384,000 for the six-month period ended June 30, 2004, from $18,133,000 during the comparable prior year period. The increase is due to the increase in average loans primarily due to the growth experienced in 2004 in real estate–construction loans and the impact of the loans from the Bank of Gray acquisition at the end of May 2003.

Total interest expense increased 10.67 percent for the six months ended June 30, 2004 compared to the prior period ended June 30, 2003. The increase is primarily due to an increase in average interest-bearing liabilities of 49 percent compared to the prior period, most of which was a result of the Bank of Gray acquisition. The increase due to volume variance was offset due to the lower interest rate environment which allowed SBKC to re-price interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the six-month periods ended June 30:

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$743,305	$23,224	6.25%	$483,339	$16,202	6.70%
Loans Held for Sale	6,968	204	5.86	33,093	865	5.23

Total Loans	750,273	23,428	6.25	516,432	17,067	6.61

Investment Securities
Taxable	81,956	1,527	3.73	40,499	793	3.92
Tax-Exempt, Tax Equivalent Basis	16,319	547	6.70	9,994	348	6.97

Total Investment Securities	98,275	2,074	4.22	50,493	1,141	4.52

Interest-Bearing Deposits in Other Banks	1,428	9	1.26	895	5	1.12

Federal Funds Sold	9,293	48	1.03	4,057	25	1.23

Other Interest-Earning Assets	557	12	4.31	557	13	4.67

Total Interest-Earning Assets	859,826	25,571	5.95	572,434	18,251	6.38

Noninterest-Earning Assets
Cash	24,581			20,046
Allowance for Loan Losses	(9,535)			(6,129)
Other Assets	58,232			29,831

Total Noninterest-Earning Assets	73,278			43,748

Total Assets	$933,104			$616,182

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$183,159	590	0.64	$116,226	520	0.89
Other Time	469,845	4,748	2.02	284,392	4,088	2.87

Total Interest-Bearing Deposits	653,004	5,338	1.63	400,618	4,608	2.30

Other Interest-Bearing Liabilities
Debt	58,767	758	2.58	69,502	867	2.49
Subordinated Debentures	18,557	422	4.55	18,557	424	4.57
Funds Purchased and Securities Under Agreement to Repurchase	10,135	51	1.01	8,646	49	1.13

Total Other Interest-Bearing Liabilities	87,459	1,231	2.82	96,705	1,340	2.77

Total Interest-Bearing Liabilities	740,463	6,569	1.77	497,323	5,948	2.39

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	102,395			68,580
Other Liabilities	4,911			2,818
Stockholders’ Equity	85,335			47,461

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	192,641			118,859

Total Liabilities and Stockholders’ Equity	$933,104			$616,182

Interest Rate Spread			4.18%			3.98%

Net Interest Income		$19,002			$12,303

Net Interest Margin			4.42%			4.30%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Rate/Volume Analysis	Changes From 2003 to 2004 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$3,864	$2,497	$6,361

Investment Securities
Taxable	406	328	734
Tax-Exempt	110	88	198

Total Investment Securities	516	416	932

Interest-Bearing Deposits in Other Banks	1	3	4

Funds Sold	16	7	23

Other Interest-Earning Assets	—	(1)	(1)

Total Interest Income	4,397	2,922	7,319

Interest Expense
Interest-Bearing Demand and Savings Deposits	150	(80)	70
Time Deposits	1,333	(673)	660
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	4	(2)	2
Subordinated Debentures	—	(2)	(2)
Other Debt	(67)	(42)	(109)

Total Interest Expense	1,420	(799)	621

Net Interest Income	$2,977	$3,721	$6,698

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended June 30:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$773,250	$12,014	6.21%	$524,450	$8,745	6.67%
Loans Held for Sale	7,650	113	5.91	37,453	456	4.87

Total Loans	780,900	12,127	6.21	561,903	9,201	6.55

Investment Securities
Taxable	79,611	720	3.62	48,927	441	3.61
Tax-Exempt, Tax Equivalent Basis	16,359	277	6.78	11,238	195	6.96

Total Investment Securities	95,970	997	4.16	60,165	636	4.23

Interest-Bearing Deposits in Other Banks	1,471	5	1.36	944	3	1.27

Federal Funds Sold	6,522	16	0.98	4,979	14	1.12

Other Interest-Earning Assets	557	6	4.31	557	6	4.31

Total Interest-Earning Assets	885,420	13,151	5.94	628,548	9,860	6.28

Noninterest-Earning Assets
Cash	23,287			21,086
Allowance for Loan Losses	(9,809)			(6,655)
Other Assets	59,569			35,985

Total Noninterest-Earning Assets	73,047			50,416

Total Assets	$958,467			$678,964

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$189,619	307	0.65	$128,485	289	0.90
Other Time	473,274	2,351	1.99	319,151	2,219	2.78

Total Interest-Bearing Deposits	662,893	2,658	1.60	447,636	2,508	2.24

Other Interest-Bearing Liabilities
Debt	59,335	386	2.60	74,075	397	2.14
Subordinated Debentures	18,557	211	4.55	18,557	219	4.72
Funds Purchased and Securities Under Agreement to Repurchase	14,448	39	1.08	9,583	28	1.17

Total Other Interest-Bearing Liabilities	92,340	636	2.76	102,215	644	2.52

Total Interest-Bearing Liabilities	755,233	3,294	1.74	549,851	3,152	2.29

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	104,558			72,282
Other Liabilities	5,672			2,245
Stockholders’ Equity	93,004			54,586

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	203,234			129,113

Total Liabilities and Stockholders’ Equity	$958,467			$678,964

Interest Rate Spread			4.20%			3.98%

Net Interest Income		$9,857			$6,708

Net Interest Margin			4.45%			4.27%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Rate/Volume Analysis	Changes From 2003 to 2004 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$3,586	$(660)	$2,926

Investment Securities
Taxable	277	2	279
Tax-Exempt	89	(7)	82

Total Investment Securities	366	(5)	361

Interest-Bearing Deposits in Other Banks	2	—	2

Funds Sold	4	(2)	2

Other Interest-Earning Assets	—	—	—

Total Interest Income	3,958	(667)	3,291

Interest Expense
Interest-Bearing Demand and Savings Deposits	138	(120)	18
Time Deposits	1,072	(940)	132
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	14	(3)	11
Subordinated Debentures	—	(8)	(8)
Other Debt	(79)	68	(11)

Total Interest Expense	1,145	(1,003)	142

Net Interest Income	$2,813	$336	$3,149

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by our Company, industry standards, past due loans, economic conditions of our Company’s market area and other factors related to the collectibility of our loan portfolio. For the six-month period ended June 30, 2004, the provision for loan losses totaled $1,438,000 compared to $1,346,000 for the same period ended June 30, 2003.

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

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2004 totaled $7,011,000 compared to $8,679,000 for the comparable prior period. Mortgage banking income for the six months ended June 30, 2004 totaled $2,487,000 compared to $5,137,000 for the comparable prior period. This decrease was directly related to the increase in long-term mortgage interest rates and the resulting slow down of mortgage refinancing that followed. Service charges on deposits increased 44 percent for the six-month period ended June 30, 2004 compared to the prior period ended June 30, 2003. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $1,537,000 or 11.0 percent for the six months ended June 30, 2004 over the same period in 2003. Approximately $1,807,000 of this increase is the result of six months of noninterest expense from Security Bank of Jones County recorded in 2004 versus one month recorded in 2003. As a direct result of the decline in mortgage refinancing and the resulting decline in income, a decline in mortgage commissions paid have also declined $1,080,000 for the six months ended June 30, 2004 over the same period in 2003. Additionally, salaries and employee benefits represent $567,000 with the balance of the increases spread over various expense categories.

Income Taxes

Income tax expense totaled $3,191,000 for the six-month period ended June 30, 2004, compared to $2,091,000 for the same period ended June 30, 2003. These amounts resulted in the effective tax rates of approximately 35.92 percent and 37.69 percent for 2004 and 2003, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $100,448,000 due to the retention of earnings, net of dividends paid and additional stock purchases. Unrealized losses on investment securities available for sale, net of taxes, totaled $224,000 at June 30, 2004. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 11.89 percent at June 30, 2004. Our Company’s Tier 1 risk-based capital ratio was 10.73 percent at June 30, 2004.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 9.69 percent at June 30, 2004.

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

At June 30, 2004, each of the subsidiary banks were in compliance with established guidelines.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of June 30, 2004, SBKC held $102,138,000 in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2003, the available for sale bond portfolio totaled $97,527,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans for sale to deposits of 99.69 percent, as of June 30, 2004 and 95.40 percent at December 31, 2003. The purchase of the Fairfield mortgage company has increased management’s emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (including Trust Preferred Securities) at June 30, 2004 and December 31, 2003 were 89.22 percent and 85.51 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At June 30, 2004 and December 31, 2003, the banks had $193,209,000 and $164,884,000 in certificates of deposit of $100,000 or more. These larger deposits represented 24 percent and 22 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of June 30, 2004, the banks reported $90,229,000, or 11.38 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. To help focus the staff on the generation of local low-cost core deposits, we instituted a comprehensive marketing program during 2002 called High Performance Checking.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, SBKC and its subsidiaries have established multiple borrowing sources to augment their funds management. SBKC has an unsecured line of credit, and borrowing capacity also exists through the membership of the Federal Home Loan Bank program. The banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Contractual Obligations

As of June 30, 2004, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$65,446,383	$27,846,383	$27,600,000	$—	$10,000,000
Correspondent Bank Line of Credit	—				—
Subordinated Debentures	18,557,000				18,557,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	2,078,281	236,424	705,791	552,019	584,047
Purchase Obligations	—	—	—	—	—
Deferred Compensation	798,780	—	—	—	798,780

	$86,880,444	$28,082,807	$28,305,791	$552,019	$29,939,827

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of June 30, 2004 and December 31, 2003 approximated $164,546,000 and $192,987,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $2,628,000 as of June 30, 2004 and $3,243,000 as of December 31, 2003 and commitments under performance standby letters of credit of $7,172,000 and $4,834,000 for the corresponding periods.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Other Information

In connection with its planned combinations with R.J. Reynolds Tobacco Co., Brown & Williamson Tobacco Corp. (B&W) announced plans in October 2003 to close its plant in Macon, Georgia. Wednesday, July 28, 2004, ninety-nine percent of the R.J. Reynolds shareholders voted to approve the merger. The shareholder vote was the final hurdle to the merger. The merger was closed Friday, July 30th, 2004. The Macon plant closing is currently projected to occur no earlier than August 2005. The plant currently employs approximately 2,100 workers, of which approximately 1,500 are expected to get job offers at the R.J. Reynolds facility in North Carolina. The Macon MSA has a nonagricultural employment base of approximately 148,000, of which approximately 1.4 percent of the total are at the B&W plant. We cannot quantify the potential impact of the plant’s closure on the local economy, but believe the impact will be substantial. We are currently reviewing the potential impact of the closure on our results of operations and financial condition, including the potential impact on credit quality. Management believes there are a number of factors that will reduce or mitigate the impact of the closure on our results of operations and financial conditions. We have extensive operations in markets outside of Macon in Houston, Jones and Glynn Counties, Georgia. These counties are currently experiencing significant growth. In addition, the lending operations of Fairfield are in large measure geographically dispersed outside the Macon market area.

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

Interest Rate Sensitivity	June 30, 2004
	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$1,461	$—	$1,461	$—	$—	$1,461
Federal Funds Sold	16,105	—	16,105	—	—	16,105
Investment Securities	1,973	2,538	4,511	48,293	50,726	103,530
Loans, Net of Unearned Income	314,925	161,484	476,409	290,601	23,581	790,591
Other Earning Assets	—	—	—	—	4,094	4,094

Total Interest Earning Assets	334,464	164,022	498,486	338,894	78,401	915,781

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	172,971	—	172,971	—	—	172,971
Savings (1)	19,794		19,794			19,794
Time Deposits	113,647	287,973	401,620	89,398	—	491,018
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	9,108		9,108			9,108
Other Borrowings	8,046	24,800	32,846	22,600	10,000	65,446
Subordinated Debentures	18,557	—	18,557	—	—	18,557

Total Interest-Bearing Liabilities	342,123	312,773	654,896	111,998	10,000	776,894

Interest Sensitivity Gap	$(7,659)	$(148,751)	$(156,410)	$226,896	$68,401	$138,887

Cumulative Interest Sensitivity Gap	$(7,659)	$(156,410)	$(156,410)	$70,486	$138,887	$138,887

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earnings Assets	(0.84)%	(17.08)%	(17.08)%	7.70%	15.17%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	97.76%	76.12%	76.12%	109.19%	117.88%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within six months or less.

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

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

PART II (CONTINUED)

Other Information

ITEM 4

Submission of Matters to a Vote of Security Holders

The annual shareholders meeting of the Company was held on April 29, 2004. At the annual meeting, the following matters were submitted to a vote:

(I)	Proposal No. 001-P – Election of Directors

	For	Withheld
Class of 2005
Thad G. Childs, Jr.	4,478,205	37,824

Class of 2006
Frank H. Childs, Jr.	4,507,212	8,817

Class of 2007
Benjamin W. Griffith, III	4,510,712	5,317
Ruthie G. McMichael	4,510,712	5,317
Ben G. Porter	4,510,712	5,317
H. Averett Walker	4,470,535	45,494
Larry C. Walker	4,503,254	12,775

(II)	Proposal No. 002-C – Approve the Security Bank Corporation 2004 Omnibus Stock Ownership and Long Term Incentive Plan

For	Against	Abstain	Broker Non-Vote
3,769,425	163,975	38,551	544,078

(III)	Proposal No. 003-C – Approve the Security Bank Corporation 2004 Employee Stock Purchase Plan

For	Against	Abstain	Broker Non-Vote
3,831,990	116,272	23,689	544,078

(IV)	Proposal No. 004-M – Approve the Amendment to the Articles of Incorporation of Security Bank Corporation which would allow two-thirds of the Company’s Board of Directors to approve small merger transactions without shareholder approval

For	Against	Abstain	Broker Non-Vote
3,675,845	275,393	20,713	544,078

PART II (CONTINUED)

Other Information

ITEM 5

Other Information

Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following is a list of exhibits including items incorporated by reference

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.3	SNB Bancshares, Inc. 2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement filed on June 17, 2004, File No. 333-116592).

4.4	Security Bank Corporation 2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed on April 25, 2004, File No. 000-23261).

4.5	Security Bank Corporation 2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the Registrant’s Definitive Proxy Statement filed on April 25, 2004, File No. 000-23261).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K (Continued)

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

11	Statement of Computation of Net Income Per Share.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 12, 2004, Security Bank Corporation filed Form 8-K (Item 12 – Results of Operations and Financial Condition) to report the press release issued on April 12, 2004. The press release announced results for the quarter ended March 4, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker Chief Executive Officer

Date: 8/9/04

/s/ James R. McLemore, Jr.
James R. McLemore, Jr. Chief Financial and Accounting Officer

Date: 8/9/04