Form 10-Q
period 2004-09-30
SECURITY BANK CORP
filed 2004-11-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

5,818,112 Shares of $1 par value common stock as of November 5, 2004

DOCUMENTS INCORPORATED BY REFERENCE

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	September 30, 2004 (Unaudited)	December 31, 2003
Cash and Balances Due from Depository Institutions	$31,357	$39,407

Interest-Bearing Deposits	637	532

Federal Funds Sold	12,882	10,487

Investments Securities	111,478	98,920

Federal Home Loan Bank Stock, at Cost	3,847	3,935

Loans Held for Sale	9,363	11,448

Loans	781,856	688,275

Premises and Equipment	18,593	17,113

Other Real Estate	1,857	4,006

Goodwill	28,579	24,875

Other Assets	12,198	12,271

Total Assets	$1,012,647	$911,269

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004 (Unaudited)	December 31, 2003
Deposits	$791,202	$743,301

Other Borrowed Money	110,812	85,985

Other Liabilities	6,479	6,174

Total Liabilities	908,493	835,460

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 10,000,000 Shares, Issued 5,821,584 and 5,033,299 Shares, Respectively	5,822	5,033
Paid-In Capital	62,068	41,580
Retained Earnings	35,768	28,710
Restricted Stock – Unearned Compensation	(85)	(104)
Accumulated Other Comprehensive Income, Net of Tax	878	887

	104,451	76,106

Treasury Stock, 8,999 Shares, at Cost	(297)	(297)

Total Stockholder’s Equity	104,154	75,809

Total Liabilities and Stockholders’ Equity	$1,012,647	$911,269

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2004	2003
Interest Income
Loans, Including Fees	$12,725	$11,472
Federal Funds Sold	32	26
Investment Securities	1,052	784
Other	15	42

	13,824	12,324

Interest Expense
Deposits	2,985	2,949
Federal Funds Purchased	12	22
Demand Notes Issued to the U.S. Treasury	—	1
FHLB Loans	422	413
Repurchase Agreements	16	9
Subordinated Debentures	233	205
Other	1	23

	3,669	3,622

Net Interest Income	10,155	8,702

Provision for Loan Losses	529	783

Net Interest Income After Provision for Loan Losses	9,626	7,919

Noninterest Income
Service Charges on Deposits	1,636	1,382
Securities Gains	—	21
Mortgage Banking Income	1,425	2,340
Other	627	699

	3,688	4,442

Noninterest Expense
Salaries and Employee Benefits	4,759	4,846
Occupancy and Equipment	866	841
Office Supplies and Printing	154	173
Telephone Expense	191	119
Data Processing	342	386
Marketing Expense	350	329
Other	1,544	1,607

	8,206	8,301

Income Before Income Taxes	5,108	4,060

Income Taxes	1,898	1,411

Net Income	$3,210	$2,649

Basic Earnings Per Share	$.55	$.53

Diluted Earnings Per Share	$.54	$.51

Weighted Average Common Shares Outstanding	5,816,779	5,012,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Net Income	$3,210	$2,649
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains	1,102	93

Comprehensive Income	$4,312	$2,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2004	2003
Interest Income
Loans, Including Fees	$36,153	$28,540
Federal Funds Sold	80	51
Investment Securities	2,940	1,711
Other	35	155

	39,208	30,457

Interest Expense
Deposits	8,322	7,557
Federal Funds Purchased	46	47
Demand Notes Issued to the U.S. Treasury	—	4
FHLB Loans	1,104	1,244
Repurchase Agreements	33	33
Subordinated Debentures	655	630
Other	77	56

	10,237	9,571

Net Interest Income	28,971	20,886

Provision for Loan Losses	1,967	2,129

Net Interest Income After Provision for Loan Losses	27,004	18,757

Noninterest Income
Service Charges on Deposits	4,746	3,549
Securities Gains	10	56
Mortgage Banking Income	3,912	7,477
Other	2,031	2,039

	10,699	13,121

Noninterest Expense
Salaries and Employee Benefits	13,713	13,588
Occupancy and Equipment	2,514	2,264
Office Supplies and Printing	502	478
Telephone Expense	551	327
Data Processing	985	943
Marketing Expense	917	854
Other	4,530	3,816

	23,712	22,270

Income Before Income Taxes	13,991	9,608

Income Taxes	5,089	3,502

Net Income	$8,902	$6,106

Basic Earnings Per Share	$1.62	$1.46

Diluted Earnings Per Share	$1.59	$1.43

Weighted Average Common Shares Outstanding	5,496,066	4,141,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Net Income	$8,902	$6,106
Other Comprehensive Income, Net of Income Tax
Unrealized Holding Losses	(9)	(45)

Comprehensive Income	$8,893	$6,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

($ IN THOUSANDS)

	2004	2003
Cash Flows from Operating Activities
Net Income	$8,902	$6,106
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Stock Options	194	—
Depreciation	1,039	1,002
Amortization and Accretion	321	500
Provision for Loan Losses	1,967	2,129
Securities Gains	(10)	(56)
Loss on Sale of Other Real Estate	113	(39)
Unrealized Loss on Other Real Estate	36	285
Loss on Sale of Premises and Equipment	15	7
Net Change in Loans Held for Sale	2,085	19,259
Net Change in Other	(80)	954

	14,582	30,147

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(104)	(1,130)
Purchase of Investment Securities Available for Sale	(45,115)	(44,397)
Proceeds from Disposition of Investment Securities
Available for Sale	32,211	42,279
Held to Maturity	—	12,700
Federal Home Loan Bank Stock, Net	89	909
Loans to Customers, Net	(96,829)	(89,240)
Premises and Equipment, Net	(2,548)	(1,297)
Other Real Estate	3,285	919
Goodwill Resulting from Contingent Cash Payments	(1,868)	(1,871)
Cash Received in Business Acquisition, Net	—	2,280

	(110,879)	(78,848)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	46,811	54,245
Noninterest-Bearing Customer Deposits	1,603	6,152
Demand Note to the U.S. Treasury	—	(768)
Dividends Paid	(1,843)	(1,345)
Federal Funds Purchased and Repurchase Agreements	12,621	(2,710)
Federal Home Loan Bank Notes	12,204	(11,299)
Issuance of Common Stock	19,246	889

	90,642	45,164

Net Increase (Decrease) in Cash and Cash Equivalents	(5,655)	(3,537)

Cash and Cash Equivalents, Beginning	49,894	33,267

Cash and Cash Equivalents, Ending	$44,239	$29,730

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

New Accounting Standards

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal in the consolidated statements of income to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers all banking operations to be essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the nine-month period ended September 30, 2004 includes approximately $3,912,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

The financial information included herein is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary to fairly state the financial position and results of operations for the interim periods presented.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of September 30, 2004 are comprised of the following:

($ in Thousands)
Commercial	$69,717
Real Estate-Construction	330,155
Real Estate-Other	349,824
Installment Loans to Individuals for Personal Expenditures	36,541
All Other	7,022

793,259
Allowance for Loan Losses	(10,465)
Unearned Interest and Fees	(938)

$781,856

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and nine months ended September 30, 2004 under the requirements of SFAS No. 128:

	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004
Basic Earnings Per Share
Net Income Per Common Share	$1.62	$0.55
Weighted Average Common Shares	5,496,066	5,816,779

Diluted Earnings Per Share
Net Income Per Common Share	$1.59	$0.54
Weighted Average Common Shares	5,657,513	5,918,754

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $33.9854 and $32.6302 for the three- and nine-month periods. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Prior to that date, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans prior to January 1, 2002. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25. During the third quarter of 2004 and 2003, there were options granted prior to 2002 which vested. If compensation expense for these awards were determined on the basis of SFAS 123, net income and earnings per share would have been reduced as shown in the proforma information presented hereafter:

	Nine Months Ended as of September 30		Three Months Ended as of September 30
	2004	2003	2004	2003
Net Income
As Reported	$8,902	$6,106	$3,210	$2,649
Proforma	8,835	6,038	3,196	2,635

Basic Earnings Per Share
As Reported	1.62	1.47	.55	.54
Proforma	1.61	1.46	.54	.53

Diluted Earnings Per Share
As Reported	1.59	1.42	.54	.51
Proforma	1.58	1.40	.53	.51

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)
	2004	2003
Allowance for Loan Losses, July 1	$10,096	$8,475

Charge-Offs
Commercial, Financial and Agricultural	(60)	(3)
Real Estate – Mortgage	(65)	(397)
Consumer	(242)	(230)

	(367)	(630)

Recoveries
Commercial, Financial and Agricultural	101	218
Real Estate - Mortgage	—	49
Consumer	106	86

	207	353

Net Charge-Offs	(160)	(277)

Provision for Loan Losses	529	783

Allowance for Loan Losses, September 30	$10,465	$8,981

Ratio of Net Charge-Offs to Average Loans	(0.02)%	(0.04)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)
	2004	2003
Allowance for Loan Losses, January 1	$9,407	$5,479

Charge-Offs
Commercial, Financial and Agricultural	(109)	(32)
Real Estate – Mortgage	(561)	(1,778)
Consumer	(877)	(451)

	(1,547)	(2,261)

Recoveries
Commercial, Financial and Agricultural	162	240
Real Estate – Mortgage	45	343
Consumer	431	162

	638	745

Net Charge-Offs	(909)	(1,516)

Business Combination, Bank of Gray	—	2,889

Provision for Loan Losses	1,967	2,129

Allowance for Loan Losses, September 30	$10,465	$8,981

Ratio of Net Charge-Offs to Average Loans	(0.12)%	(0.26)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Derivative Financial Instruments (Continued)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of September 30, 2004 as the effects did not have a material effect upon the consolidated financial statements.

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

Investment securities as of September 30, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Securities Available for Sale
U.S. Treasuries	$811	$16	$—	$827
U.S. Government Agencies
Mortgage Backed	66,705	596	(168)	67,133
Other	25,908	160	(57)	26,011
State, County and Municipal	14,653	819	(27)	15,445
Other Securities	671	—	—	671

	$108,748	$1,591	$(252)	$110,087

Securities Held to Maturity
State, County and Municipal	$1,391	$37	$—	$1,428

Unrealized holding gains, net of tax, on securities available for sale in the amount of $878,000 have been charged to stockholders’ equity as of September 30, 2004.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following as of September 30, 2004:

($ in Thousands)
Advances from the Federal Home Loan Bank (FHLB) with Maturities in Varying Amounts Through March 23, 2011 and Interest Rates Ranging from 1.47 Percent to 4.55 Percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, Residential First Mortgage Loans and Certain Investment Securities are Pledged as Collateral for the FHLB Advances Outstanding.	$71,283

Advances under the line of credit with The Bankers Bank mature March 21, 2015 and have an interest rate of prime minus 100 basis points. All shares of stock owned by the Company in Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County are pledged as collateral on the line of credit. The Company had available line of credit totaling $17,000,000 of which $17,000,000 was available.	—

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2004, the floating-rate securities had a 4.84 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as subordinated debentures on the balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.

18,557

Federal Funds Purchased	15,001

Securities Sold Under Agreement to Repurchase	5,971

Total Borrowed Money	$110,812

Maturities of all FHLB advances for each of the ensuing years are as follows:

Year	Amount
2004	$12,883
2005	20,150
2006	28,250
2007	—
Thereafter	10,000

$71,283

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money (Continued)

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Security Bank Statutory Trust I. The implementation of this interpretation resulted in SBKC’s $557,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $19,314 and $19,518 as of September 30, 2004 and 2003, respectively.

(8) Deposits

Components of deposits as of September 30, 2004 are as follows:

	$ in Thousands
	September 2004	December 2003
Demand	$109,136	$107,534
Interest-Bearing Demand	164,321	164,314
Savings	20,144	16,975

	293,601	288,823

Brokered CD’s	100,273	70,501
Warehouse CD’s	8,797	6,300
Local CD’s	96,201	88,083

Time, $100,000 and Over	205,271	164,884

Warehouse CD’s	106,286	100,002
Local CD’s	186,044	189,592

Other Time	292,330	289,594

	$791,202	$743,301

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of September 30, 2004, the Company had $100,273,000 in brokered deposits compared to $70,501,000 at December 31, 2003.

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity

During 1996, the board of directors of Security Bank Corporation adopted the 1996 incentive stock option plan which authorizes 81,250 shares to be granted to certain officers and key employees. In May 1996, the board of directors granted key officers the right to purchase 81,250 shares of common stock at the price of $9.00, as adjusted for stock splits, representing the market value of the stock at the date of the option grant. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year. As of September 30, 2004, all options under this plan have been exercised.

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

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan, 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, 5,000 options were granted at $23.50 in December 2002, and an additional 3,500 options were granted at $33.00 in August 2003. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan was based on the Company’s performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

A summary of option transactions for the nine months ended September 30, 2004 follows:

Incentive Stock Options
Outstanding, December 31, 2003	247,185

Granted	218,000
Canceled	(2,668)
Exercised	(55,217)

Outstanding, September 30, 2004	407,300

Eligible to be Exercised, September 30, 2004	84,578

Also during the second quarter of 2004, stockholders of Security Bank Corporation approved the 2004 Employee Stock Purchase Plan. Fifty thousand shares have been reserved for issuance under this plan. Through payroll deductions eligible employees may specify withholdings of a minimum of $10 and maximum of $300 per payroll period. The purchase price of shares under this plan is 85 percent of the fair market value of the stock on the first day of the offer period. The fair market value of the stock will reset on the first day of each subsequent quarter during the offer period. Participation in the plan began in August 2004.

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

The Company’s actual ratios as of September 30, 2004 are as follows:

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Security Bank Corporation (Consolidated)
Tier 1 Capital Ratio	9.35%	9.46%	12.38%	10.81%
Total Capital Ratio	10.48%	10.68%	13.63%	11.98%
Leverage Ratio	9.01%	8.20%	9.04%	9.89%

PART I, ITEM 1 (CONTINUED)

Financial Information

(10) Noncash Investing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

	2004	2003
Acquisition of Real Estate through Loan Foreclosure	$1,772	$2,177

(11) Other Comprehensive Income

For the nine months ended September 30, 2004, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Gains on Securities Arising During the Year	$(4)	$(2)	$(2)
Reclassification Adjustment	(10)	(3)	(7)

Net Unrealized Loss	$(14)	$(5)	$(9)

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

The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. As of September 30, 2004, $511,246 of the deposit premium was accreted to interest expense. The Company amortized $13,250 of the premises and equipment premium and $128,371 of the core deposit intangibles during the nine months ended September 30, 2004. Goodwill of $20,964,250 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Bank and Federal Funds Sold	$17,319,124
Investment Securities	72,516,776
Loans, Net	139,530,148
Premises and Equipment	3,699,770
Core Deposit Intangible	855,809
Goodwill Arising in the Acquisition	20,964,250
Other Assets	3,963,820
Deposits	(212,999,994)
Other Liabilities	(1,487,713)

$44,361,990

Following are proforma amounts assuming the acquisition was made on January 1, 2003:

	Nine Months Ended as of September 30		Three Months Ended as of September 30
	2004	2003	2004	2003
Interest Income	$39,208	$36,126	$13,824	$12,083

Net Income	8,902	6,992	3,210	2,567

Earnings Per Share
Basic	1.62	1.40	.55	.51
Diluted	1.59	1.35	.54	.50

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

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2004 and 2003. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

On August 8, 1998, SBKC acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interest stock swap transaction. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County (SB-Houston) and now operates as a wholly-owned subsidiary of SBKC, with five full service-banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (Fairfield). The purchase transaction involved a combination of SBKC stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Warner Robins, Richmond Hill, Columbus, Rincon, Gray, Pooler, Brunswick and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

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

As of September 30, 2004, SBKC had 305 employees on a full-time equivalent basis.

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

Like most financial institutions, our profitability depends largely upon net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Our results of operations are also affected by our provision for loan losses; noninterest expenses, such as salaries and employee benefits and occupancy expenses; and noninterest income, such as mortgage origination fees and service charges on deposit accounts.

SBKC’s net income for the three-month and nine-month periods ended September 30, 2004 was $3,210,000 or $0.54 diluted earnings per share and $8,902,000 or $1.59 diluted earnings per share, respectively, compared to $2,649,000 or $0.51 and $6,106,000 or $1.43 in the same periods of the preceding year. The increase in net income for the three-month and nine-month periods ended September 30, 2004 primarily relates to the growth in the loan portfolio and deposits in addition to our success in maintaining net interest margins as well as controlling expenses.

Annualized return on average assets of 1.24 percent and 1.16 percent was recorded for the nine-month periods ended September 30, 2004 and 2003. Return on average equity of 13.06 percent was recorded for the nine-month period ended September 30, 2004 compared to 14.57 percent for the same period in 2003.

At September 30, 2004, total assets were $1,012,647,000 compared to $911,269,000 at December 31, 2003. At September 30, 2003, total assets were $874,776,000 compared to $581,319,000 at December 31, 2002. Total interest-earning assets increased $107,524,000 or 13.06 percent to $931,085,000 at September 30, 2004 from $823,561,000 at December 31, 2003. The increases in total assets and interest-earning assets compared to December 31, 2003 are primarily due to increases in loan volumes, mainly in the real estate–construction loans.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits decreased approximately $7,945,000 or 19.89 percent to $31,994,000 at September 30, 2004 from $39,939,000 at December 31, 2003. Federal funds sold increased by $2,395,000 or 22.84 percent, to $12,882,000 at September 30, 2004 from $10,487,000 at December 31, 2003. The causes of these decreases are most evident in the analysis of cash flows from investing activities, which reports cash outflows from loans of approximately $96,829,000.

Investment Securities

Investment securities have increased $12,557,000 or 12.69 percent since December 31, 2003 when investment securities totaled $98,920,000. As of September 30, 2004, investment securities were $111,478,000. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale and net of unearned interest and fees, were $792,321,000 at September 30, 2004, an increase of $94,639,000 or 13.56 percent (18.09 percent on an annualized basis) from $697,682,000 at December 31, 2003. Our Company continues to experience good growth in its loan portfolio, particularly in the real estate construction loans. Loans held for sale decreased $2,085,000 or 18.21 percent from $11,448,000 at December 31, 2003 to $9,363,000 at September 30, 2004, primarily as a result of a decline in mortgage refinance activity.

Nonperforming Assets

Our Company’s total nonperforming assets were $7,766,000 or 0.77 percent of total assets at September 30, 2004 compared to $8,188,000 or 0.90 percent at December 31, 2003. Nonperforming loans increased $1,728,000 or 41.33 percent to $5,909,000 from $4,181,000 at December 31, 2003. The amount of other real estate owned that was held by our Company on September 30, 2004 totaled $1,857,000, a decrease of $2,149,000 since December 31, 2003.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Nonperforming Assets (Continued)

The following table presents our nonperforming assets as of September 30, 2004:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$5,909
Loans Past Due 90 Days or More and Still Accruing Interest	—
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	5,909

Other Real Estate Owned	1,857

Total Nonperforming Assets	$7,766

Deposits

Total deposits increased $47,901,000 or 6.44 percent (8.59 percent on an annualized basis) from $743,301,000 at December 31, 2003 to $791,202,000 at September 30, 2004. This increase is due to an increase of $3,176,000 in interest-bearing demand and savings accounts and $4,570,000 in local certificates of deposit. Brokered and wholesale certificates of deposit increased $38,553,000 over balances held at December 31, 2003. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $110,812,000 as of September 30, 2004, an increase of 28.87 percent (38.50 percent on an annualized basis) since December 31, 2003 when borrowed money totaled $85,985,000. Borrowings from the FHLB amounted to $71,283,000 or 64.33 percent of total borrowed money as of September 30, 2004. Management utilized the majority of these borrowings to fund additional loan requests. A line of credit at The Bankers Bank, with available credit totaling $17,000,000, had no outstanding balance at September 30, 2004. This line of credit is primarily used to provide capital injections as necessary to our subsidiary banks.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Equity

At September 30, 2004, total equity was $104,154,000 or 10.29 percent of total assets, an increase of $28,345,00, compared to $75,809,000 or 8.32 percent of total assets as of December 31, 2003. Total equity increased $18,841,000 due to the secondary offering of common stock in early May. We sold 676,200 shares of which approximately two-thirds were sold to institutional investors and the remaining balance sold to retail investors in our local markets. Total equity increased $1,688,000 due to the stock portion of the 2003 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services and the remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Our net income increased 45.79 percent to $8,092,000 for the nine months ended September 30, 2004, compared to $6,106,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans, from $541.6 million at September 30, 2003 to $760.1 million at September 30, 2004, coupled with our success in maintaining its net interest margin and controlling expenses.

Net Interest Income

Our annualized net interest margin, net interest income divided by average earning assets, was 4.44 percent for the nine-month period ended September 30, 2004, an increase of 13 basis points from 4.31 percent for the same nine-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our effective use of external debt and noncore deposits, coupled with focused marketing efforts to grow low-cost core deposits.

Total interest income increased to $39,208,000 for the nine-month period ended September 30, 2004, from $30,457,000 during the comparable prior year period. The increase is due to the increase in average loans primarily due to the growth experienced in 2004 in real estate–construction loans and the impact of the loans from the Bank of Gray acquisition at the end of May 2003.

Total interest expense increased 6.96 percent for the nine months ended September 30, 2004 compared to the prior period ended September 30, 2003. The increase is primarily due to an increase in average interest-bearing liabilities of 32.15 percent compared to the prior period, most of which was a result of the Bank of Gray acquisition. The increase due to volume variance was offset due to the lower interest rate environment which allowed SBKC to re-price interest-bearing liabilities at lower rates compared to the same periods in the prior year.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended September 30:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$793,698	$12,612	6.36%	$658,033	$10,930	6.64%
Loans Held for Sale	7,429	114	6.14	38,385	542	5.65

Total Loans	801,127	12,726	6.35	696,418	11,472	6.59

Investment Securities
Taxable	89,704	876	3.91	86,190	644	2.99
Tax-Exempt, Tax Equivalent Basis	16,244	267	6.57	16,763	262	6.25

Total Investment Securities	105,948	1,143	4.32	102,953	906	3.52

Interest-Bearing Deposits in Other Banks	1,651	7	1.70	1,702	4	0.94

Federal Funds Sold	8,000	32	1.60	9,706	26	1.07

Other Interest-Earning Assets	557	7	5.03	557	5	3.59

Total Interest-Earning Assets	917,283	13,915	6.07	811,336	12,413	6.12

Noninterest-Earning Assets
Cash	26,883			24,396
Allowance for Loan Losses	(10,271)			(8,698)
Other Assets	60,710			53,557

Total Noninterest-Earning Assets	77,322			69,255

Total Assets	$994,605			$880,591

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$186,978	$336	0.72	$171,160	$285	0.67
Other Time	500,903	2,649	2.12	440,697	2,664	2.42

Total Interest-Bearing Deposits	687,881	2,985	1.74	611,857	2,949	1.93

Other Interest-Bearing Liabilities
Debt	62,255	423	2.72	72,327	442	2.44
Subordinated Debentures	18,557	233	5.02	18,557	200	4.31
Funds Purchased and Securities Under Agreement to Repurchase	9,791	28	1.14	12,393	31	1.00

Total Other Interest-Bearing Liabilities	90,603	684	3.02	103,277	673	2.61

Total Interest-Bearing Liabilities	778,484	3,669	1.89	715,134	3,622	2.03

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	106,740			88,607
Other Liabilities	7,423			4,102
Stockholders’ Equity	101,958			72,748

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	216,121			165,457

Total Liabilities and Stockholders’ Equity	$994,605			$880,591

Interest Rate Spread			4.18%			4.09%

Net Interest Income		$10,246			$8,791

Net Interest Margin			4.47%			4.33%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Rate/Volume Analysis

	Changes From 2003 to 2004 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$1,725	$(471)	$1,254

Investment Securities
Taxable	26	206	232
Tax-Exempt	(8)	13	5

Total Investment Securities	18	219	237

Interest-Bearing Deposits in Other Banks	—	3	3

Funds Sold	(5)	11	6

Other Interest-Earning Assets	—	2	2

Total Interest Income	1,738	(236)	1,502

Interest Expense
Interest-Bearing Demand and Savings Deposits	26	25	51
Time Deposits	364	(379)	(15)
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	(7)	4	(3)
Trust Preferred Securities	—	33	33
Other Debt	(62)	43	(19)

Total Interest Expense	321	(274)	47

Net Interest Income	$1,417	$38	$1,455

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the nine-month periods ended September 30:

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$760,103	$35,834	6.29%	$541,569	$27,132	6.68%
Loans Held for Sale	7,122	318	5.95	34,857	1,407	5.38

Total Loans	767,225	36,152	6.28	576,426	28,539	6.60

Investment Securities
Taxable	84,539	2,403	3.79	55,729	1,438	3.44
Tax-Exempt, Tax Equivalent Basis	16,294	815	6.67	12,251	609	6.63

Total Investment Securities	100,833	3,218	4.26	67,980	2,047	4.01

Interest-Bearing Deposits in Other Banks	1,503	16	1.42	1,164	8	0.92

Federal Funds Sold	8,862	80	1.20	5,940	51	1.14

Other Interest-Earning Assets	557	19	4.55	557	20	4.79

Total Interest-Earning Assets	878,980	39,485	5.99	652,067	30,665	6.27

Noninterest-Earning Assets
Cash	25,348			21,496
Allowance for Loan Losses	(9,780)			(6,985)
Other Assets	59,056			37,740

Total Noninterest-Earning Assets	74,624			52,251

Total Assets	$953,604			$704,318

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$184,432	$925	0.67	$134,537	$806	0.80
Other Time	480,197	7,397	2.05	336,494	6,752	2.68

Total Interest-Bearing Deposits	664,629	8,322	1.67	471,031	7,558	2.14

Other Interest-Bearing Liabilities
Debt	59,931	1,181	2.63	70,444	1,302	2.46
Subordinated Debentures	18,557	655	4.71	18,557	631	4.53
Funds Purchased and Securities Under Agreement to Repurchase	10,020	79	1.05	9,895	80	1.08

Total Other Interest-Bearing Liabilities	88,508	1,915	2.88	98,896	2,013	2.71

Total Interest-Bearing Liabilities	753,137	10,237	1.81	569,927	9,571	2.24

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	103,843			75,256
Other Liabilities	5,748			3,245
Stockholders’ Equity	90,876			55,890

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	200,467			134,391

Total Liabilities and Stockholders’ Equity	$953,604			$704,318

Interest Rate Spread			4.18%			4.03%

Net Interest Income		$29,248			$21,094

Net Interest Margin			4.44%			4.31%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Rate/Volume Analysis

	Changes From 2003 to 2004 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$9,445	$(1,832)	$7,613

Investment Securities
Taxable	743	222	965
Tax-Exempt	201	5	206

Total Investment Securities	944	227	1,171

Interest-Bearing Deposits in Other Banks	2	6	8

Funds Sold	25	4	29

Other Interest-Earning Assets	—	(1)	(1)

Total Interest Income	10,416	(1,596)	8,820

Interest Expense
Interest-Bearing Demand and Savings Deposits	299	(180)	119
Time Deposits	2,888	(2,243)	645
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	1	(2)	(1)
Trust Preferred Securities	—	24	24
Other Debt	(194)	73	(121)

Total Interest Expense	2,994	(2,328)	666

Net Interest Income	$7,422	$732	$8,154

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART	I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by our Company, industry standards, past due loans, economic conditions of our Company’s market area and other factors related to the collectibility of our loan portfolio. For the nine-month period ended September 30, 2004, the provision for loan losses totaled $1,967,000 compared to $2,129,000 for the same period ended September 30, 2003.

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

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2004 totaled $10,699,000 compared to $13,121,000 for the comparable prior period. Mortgage banking income for the nine months ended September 30, 2004 totaled $3,912,000 compared to $7,477,000 for the comparable prior period. This decrease was directly related to the increase in long-term mortgage interest rates and the resulting slow down of mortgage refinancing that followed. Service charges on deposits increased 34 percent for the nine-month period ended September 30, 2004 compared to the prior period ended September 30, 2003. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $1,442,000 or 6.48 percent for the nine months ended September 30, 2004 over the same period in 2003. Approximately $1,945,000 of this increase is the result of nine months of noninterest expense from Security Bank of Jones County recorded in 2004 versus four months recorded in 2003. As a direct result of the decline in mortgage refinancing and the resulting decline in income, a decline in mortgage commissions paid have also declined $1,366,000 for the nine months ended September 30, 2004 over the same period in 2003. Additionally, salaries and employee benefits represent $1,491,000 with the balance of the increases spread over various expense categories.

Income Taxes

Income tax expense totaled $5,089,000 for the nine-month period ended September 30, 2004, compared to $3,502,000 for the same period ended September 30, 2003. These amounts resulted in the effective tax rates of approximately 36 percent for 2004 and 2003. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $104,154,000 due to the retention of earnings, net of dividends paid and additional stock purchases. Unrealized losses on investment securities available for sale, net of taxes, totaled $878,000 at September 30, 2004. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 11.98 percent at September 30, 2004. Our Company’s Tier 1 risk-based capital ratio was 10.81 percent at September 30, 2004.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 9.89 percent at September 30, 2004.

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

At September 30, 2004, each of the subsidiary banks were in compliance with established guidelines.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of September 30, 2004, SBKC held $110,087,000 in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2003, the available for sale bond portfolio totaled $97,527,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans for sale to deposits of 101.32 percent, as of September 30, 2004 and 95.40 percent at December 31, 2003. The purchase of the Fairfield mortgage company has increased management’s emphasis on maintaining adequate resources for liquidity. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (including Trust Preferred Securities) at September 30, 2004 and December 31, 2003 were 88.88 percent and 85.51 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At September 30, 2004 and December 31, 2003, the banks had $205,271,000 and $164,884,000 in certificates of deposit of $100,000 or more. These larger deposits represented 25.94 percent and 22.18 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of September 30, 2004, the banks reported $100,273,000, or 12.67 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. To help focus the staff on the generation of local low-cost core deposits, we instituted a comprehensive marketing program during 2002 called High Performance Checking.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, SBKC and its subsidiaries have established multiple borrowing sources to augment their funds management. SBKC has a secured line of credit, and borrowing capacity also exists through the membership of the Federal Home Loan Bank program. The banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Contractual Obligations

As of September 30, 2004, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$71,283,165	$23,883,165	$37,400,000	$—	$10,000,000
Correspondent Bank Line of Credit	—	—	—	—	—
Subordinated Debentures	18,557,000	—	—	—	18,557,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	2,068,872	80,302	878,266	553,099	557,205
Purchase Obligations	—	—	—	—	—
Deferred Compensation	816,071	—	—	—	816,071

	$92,725,108	$23,963,467	$38,278,266	$553,099	$29,930,276

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of September 30, 2004 and December 31, 2003 approximated $186,426,000 and $150,796,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $2,919,000 as of September 30, 2004 and $3,243,000 as of December 31, 2003 and commitments under performance standby letters of credit of $8,010,000 and $4,834,000 for the corresponding periods.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Other Information

In connection with its planned combinations with R.J. Reynolds Tobacco Co., Brown & Williamson Tobacco Corp. (B&W) announced plans in October 2003 to close its plant in Macon, Georgia. On Wednesday, July 28, 2004, ninety-nine percent of the R.J. Reynolds shareholders voted to approve the merger. The shareholder vote was the final hurdle to the merger. The merger was closed Friday, July 30th, 2004. The Bibb County plant, which employed 2,100 workers when the merger was announced, is expected to have a phased-out shutdown through the first half of 2006. The plant currently employs approximately 1,500 workers. A total of 600 employees are expected to get job offers at the R.J. Reynolds facility in North Carolina. Two hundred and twenty-nine employees from the Bibb County plant have already relocated to North Carolina. The Macon MSA has a nonagricultural employment base of approximately 148,000, of which approximately 1.0 percent of the total are still employed at the B&W plant. We cannot quantify the potential impact of the plant’s closure on the local economy, but believe the impact will be substantial. We are currently reviewing the potential impact of the closure on our results of operations and financial condition, including the potential impact on credit quality currently, but we believe our direct credit exposure to the plant closing is not material. Management believes there are a number of factors that could reduce or mitigate any negative impact of the closure on our results of operations and financial conditions. We have extensive operations in markets outside of Macon in Houston, Jones and Glynn Counties, Georgia. These counties are currently experiencing significant growth. In addition, the lending operations of Fairfield are in large measure geographically dispersed outside the Macon market area.

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

Interest Rate Sensitivity

	September 30, 2004
	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$637	$—	$637	$—	$—	$637
Federal Funds Sold	12,882	—	12,882	—	—	12,882
Investment Securities	1,162	2,261	3,423	59,869	52,033	115,325
Loans, Net of Unearned Income	397,277	121,537	518,814	255,062	18,445	792,321
Other Earning Assets	—	—	—	—	557	557

Total Interest Earning Assets	411,958	123,798	535,756	314,931	71,035	921,722

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	164,321	—	164,321	—	—	164,321
Savings (1)	20,144	—	20,144	—	—	20,144
Time Deposits	110,737	307,999	418,736	78,865	—	497,601
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	20,972	—	20,972	—	—	20,972
Other Borrowings	27,683	16,300	43,983	17,300	10,000	71,283
Subordinated Debentures	18,557	—	18,557	—	—	18,557

Total Interest-Bearing Liabilities	362,414	324,299	686,713	96,165	10,000	792,878

Interest Sensitivity Gap	$49,544	$(200,501)	$(150,957)	$218,766	$61,035	$128,844

Cumulative Interest Sensitivity Gap	$49,544	$(150,957)	$(150,957)	$67,809	$128,844	$128,844

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earnings Assets	5.38%	(16.38)%	(16.38)%	7.36%	13.98%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	113.67%	78.02%	78.02%	108.66%	116.25%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within six months or less.

PART	I, ITEM 4

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

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2004.

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

ITEM 6 EXHIBITS (Continued)

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

Date: November 5, 2004

/s/ James R. McLemore, Jr.
James R. McLemore, Jr.
Chief Financial and Accounting Officer

Date: November 5, 2004