Form 10-K
period 2004-12-31
SECURITY BANK CORP
filed 2005-03-16
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee Required)

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2004: $169,269,418 based on stock price of $34.60.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,820,343 shares of $1.00 par value common stock as of February 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Unless indicated otherwise, reference to “we, us, our, SBKC or the Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County (collectively, the “Banks”).

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

We provide a wide variety of community banking services through 24 banking and mortgage production offices, with a substantial portion of our business being drawn from Bibb, Houston and Jones Counties in the State of Georgia. At December 31, 2004, we had total assets of $1.06 billion, total deposits of $842.6 million and total shareholders’ equity of $106.7 million.

Our Subsidiary Banks.    Substantially all of our business is conducted through our three subsidiary banks:

•	Security Bank of Bibb County – A state-chartered bank with $601.8 million in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates eight full-service banking offices and one limited-service office in Macon, Georgia, as well as one full-service banking office in Brunswick, Glynn County on the southeastern coast of Georgia. Security Bank of Bibb County is also the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Security Bank of Houston County – A state-chartered bank with $213.5 million in assets that engages in the commercial banking business primarily in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and three full-service banking offices in Warner Robins, Georgia. Our ownership of Security Bank of Houston County is a result of our 1998 acquisition of Crossroads Bank of Georgia.

•	Security Bank of Jones County – A state-chartered bank with $263.4 million in assets that engages in the commercial banking business primarily in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia. Our ownership of Security Bank of Jones County is a result of our 2003 acquisition of Bank of Gray.

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

Fairfield Financial Services, Inc.    We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia, including offices in Macon, Butler, Columbus, Gray, Warner Robins, Richmond Hill, Rincon, Fayetteville and St. Simons Island.

Our 2000 acquisition of Fairfield has created tremendous synergies for our core banking business, due primarily to our ability to efficiently expand Fairfield Financial’s presence into new market areas and build on its reputation and name recognition throughout the State of Georgia. During 2004, Fairfield Financial closed over $197.4 million in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the year ended December 31, 2004, Fairfield Financial posted approximately $2.8 million in net income. Approximately 31% of Fairfield Financial’s 2004 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 69% being derived from its interim real estate and real estate development lending activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe our existing markets are attractive and have stable demographic trends. Our core markets are home to a diverse pool of businesses and industries, as well as an established consumer base. Large employers in Middle Georgia, such as GEICO General Insurance Company, YKK USA, Inc., GE Card Services, The Medical Center of Central Georgia, Mercer University and Robins Air Force Base, make Middle Georgia a desirable market for financial institutions. As the largest independent bank holding company based in Middle Georgia, we believe we are well positioned to take advantage of strategic opportunities in our marketplace to grow our core business.

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

In January 2003, we expanded our market presence by opening a de novo banking office in the city of Brunswick, which is located on the southeastern coast of Georgia in Glynn County. This new banking office provides diversification outside of our Middle Georgia market and allows us to take advantage of opportunities presented by the Glynn County area, which is situated midway between Savannah, Georgia and Jacksonville, Florida. We expect to open a second de novo branch in the Glynn County area within the next 12 months.

In addition, due primarily to the operations of Fairfield Financial Services, we service communities throughout Georgia and in northeastern Florida.

The deposit base for our core markets continues to expand. According to the FDIC, bank and thrift deposits in these markets grew from approximately $3.7 billion in June 2000 to more than $4.9 billion in June 2004, representing a 32.4% increase during that period. At June 30, 2004, we controlled, through our subsidiary banks, approximately $801 million, or 16.2%, of this $4.9 billion deposit base; and, except for the Glynn County market, our subsidiary banks ranked first in market share when compared against other independent community banks with branch locations in these designated markets. As a result, we believe we are the market leader among community banks based in Middle Georgia and continue to gain market share at the expense of our super-regional and national competitors.

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

Positioning Ourselves as the Bank of Choice.    As a community banking organization operating autonomous community banks with consolidated assets of $1.06 billion, we believe we are well-positioned to continue to draw business from smaller community bank competitors and from super-regional and national banking conglomerates that compete in our primary markets. Because of our size and autonomous operations, we attract customers from other community banks that lack either the ability to adequately satisfy customer demand for banking convenience and product sophistication or the necessary capital levels needed to meet the significant borrowing needs of their customers. We also attract customers from larger institutions due to our focus on customer service and our localized decision-making capabilities.

Operating Strategies.    To carry out our guiding objective, our specific operating strategies have been and continue to be:

•	Relationship Banking. We believe that customers still want to do business with a person and that they want to feel that they are important to us. As a result, we emphasize to our employees the importance of delivering exemplary customer service and seeking out opportunities to build further relationships with our customers. By doing so, we believe that we can avoid having to position ourselves as the “cheapest bank in town.” Instead, we can rely on the strength of our customer service and relationships to be able to charge higher prices for our products and services. In this regard, we believe we have been effective in leveraging our customer relationships through Fairfield Financial’s interim lending division, where we focus specifically on real estate borrowers with needs that place them above the level that can be accommodated comfortably by small community banks but are not large enough to attract significant attention from our super-regional or national competitors. Our ability to rapidly respond to customers’ needs not only helps to solidify relationships, but provides important, timely feedback to senior managers regarding key issues of service quality and products demanded by our markets.

Our commitment to current technology has also allowed us to consistently lead our competition in offering new products and services to our retail and small business customers. We were the first bank in Middle Georgia to offer imaged statements, and we have continued that leadership position with the first true free checking program and the first overdraft protection program in Middle Georgia. We have recently extended these products into the small business segment and partnered them with an innovative unsecured small business line of credit. Additionally, our internet banking site is more extensive and user-friendly than many of our competitors’ sites, allowing customers not only to access their account information and pay bills, but also to print copies of checks or other transaction documents from their personal computers at home. These products and services, combined with our 14 branches across our primary market area, provide an impressive combination of service and convenience in Middle Georgia. This combination has accelerated growth in our market share, as evidenced by the increase in our customer base (net of the Security Bank of Jones County acquisition) of over 16.6% in 2004.

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

Growth Strategies.    Our experienced management team, competitive position and focus on relationship banking have enabled us to maintain solid, consistent growth over the last several years. We have achieved compounded annual growth rates in total assets, loans and deposits in excess of 27% from December 31, 1998 to December 31, 2004. We have achieved this growth by expanding existing relationships, by increasing our market share and through expanding our market presence by de novo branching and strategic acquisition. Specifically, our growth strategies are and continue to be:

•	Enhancing Existing Relationships. We believe that our competitive position in the Middle Georgia market presents significant growth opportunities in our primary market area, particularly in our ability to grow through our aggressive cross-selling efforts. As evidence of the effectiveness of our cross-sell programs and initiatives, our cross-sell ratio improved by approximately 9.5% during 2004. We also plan to continue to increase business from existing customers by delivering exemplary customer service, developing new products and services and otherwise exploiting our competitive advantage in our various markets. For example, due in large part to Fairfield Financial’s “high-touch, rapid response” business model, Fairfield Financial has been able to grow its managed interim lending portfolio to over $188 million in four years while maintaining outstanding credit quality. Additionally, our senior loan officers have significant lending experience (in most cases over 20 years) in our markets and are well positioned to continue strong internal loan growth by meeting the borrowing needs of existing customers.

•	Growth Through Increased Market Share. We expect that the continued consolidation of the banking industry and the customer disruption caused by mergers initiated by super-regional and national competitors will provide opportunities to expand our operations and increase our market share. As these super-regional and national institutions focus on larger corporate customers and standardized loan and deposit products, we believe we have an opportunity to compete effectively for the business of small and medium-sized businesses. Additionally, because our asset base and lending limits are higher than those of any other community banks located in our primary market area, we are able to offer high quality, relationship banking services to customers whose banking needs are too large for our small community bank competitors. We believe these key advantages enable us to compete effectively within our current markets and continue to gain market share.

•	Growth by Acquisition. We will continue to seek and evaluate strategic acquisition targets as opportunities arise. We are focused on expansion opportunities outside of Middle Georgia in geographic areas with favorable demographic data that support our expansion and in which consolidation in the banking industry would position us to gain market share. We have successfully completed and integrated three acquisitions since 1998. We believe the following geographic areas represent potential additional growth markets for us:

•	The Interstate 75 and 85 corridors from Macon to Atlanta and from Atlanta to the Georgia-Tennessee and the Georgia-South Carolina state lines, outside of the I-285 perimeter surrounding Atlanta;

•	The Interstate 95 corridor of the Atlantic coastal area, ranging from Hilton Head Island, South Carolina to Jacksonville, Florida; and

•	Targeted Georgia metropolitan areas other than Atlanta.

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

According to FDIC deposit data as of June 30, 2004, in the combined markets of Bibb, Jones and Houston Counties, our three core counties of operation, bank and thrift deposits totaled approximately $3.8 billion. Approximately 63.2% of this deposit base was controlled by super-regional and national institutions, including BB&T, Bank of America, SunTrust Bank, Colonial Bank and CB&T Bank of Middle Georgia (Synovus). Despite the considerable resources that these competitors possess, we have achieved a significant market share in each of these counties. Specifically, as of June 30, 2004, we controlled 20.8% of the combined deposit base for these three counties, which ranked us first in overall market share and first in market share and asset base of any community bank based in these counties. Our expanded banking presence in Glynn County is still in its initial stages of development. Nevertheless, we anticipate that similar competitive advantages enjoyed by us in our core markets, namely our ability to attract customers away from small community banks and super-regional and national competitors due to our overall borrowing capacity and level of customer service, will allow us to make substantial headway in gaining market share in Glynn County. See “General—Our Subsidiary Banks” for additional information regarding our market share and “Our Strategies—Growth Strategies” for additional information regarding our efforts to increase market share.

Lending Services

Types of Loans.    We offer the following types of loans (which are based on Call Report classifications):

•	Real Estate-Construction. Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. The majority of loans made to residential builders are made against presales wherein the purchaser has already been pre-qualified for a permanent loan. At December 31, 2004, speculative residential construction loans amounted to $20.0 million or approximately 2.3% of our loan portfolio. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2004, these loans represented approximately 41.0% of our portfolio.

•	Real Estate-Mortgage. Our residential mortgage loans consists of two types of loans—residential loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. Other real estate mortgage loans may includes loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2004, these loans represented approximately 43.9% of our portfolio.

•

Commercial, financial and agricultural.    We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of very high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2004, these loans represented approximately 10.5% of our portfolio.

•	Loans to individuals. This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2004, these loans represented approximately 4.7% of our portfolio.

We originate loans with a variety of terms, including fixed and floating or variable rates, and a variety of maturities. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral. As of December 31, 2004, approximately 85% of our loan portfolio, regardless of type, were secured by real estate. Although our banks generally lend to clients located in their market areas, our Fairfield Financial subsidiary is more geographically diversified, with approximately 90% of its portfolio consisting of loans in areas of Georgia outside the Middle Georgia market and in northeastern Florida. This provides us with some diversification of risk, but may also increase our risk since these loans are being made outside of our local market and local relationships.

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2003 and 2004, loans and loans held for sale, net of unearned income, of $709.1 million and $853.3 million, respectively, amounted to 77.8% and 80.2% of total assets, and 95.5% and 101.3% of deposits. Loans amounted to 89.9% of all funding sources from interest-bearing liabilities at December 31, 2004 and 85.6% at December 31, 2003. Our loan portfolio grew by 20.3% from December 31, 2003 to December 31, 2004. Loan yields were 6.36% for 2004, compared to 6.61% for 2003 and 7.11% for 2002. Our reserve for loan losses as a percentage of outstanding loans and loans held for sale amounted to 1.28% at December 31, 2004, compared to 1.33% and 1.16% at December 31, 2003 and 2002.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

(In Thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial	$86,575	$62,618	$42,613	$42,086	$42,305
Financial	0	0	20	26	29
Agricultural	3,179	1,359	1,449	1,990	2,471
Real Estate - Construction	350,150	267,201	182,948	134,940	62,328
Real Estate - Mortgage
Mortgage Loans Held for Sale	7,507	11,448	35,955	40,764	13,215
Other Mortgage:
Loans Secured by Farm Residential	3,879	3,804	3,271	2,531	1,827
Secured by 1-4 Family Residential Properties	128,770	107,424	55,361	49,050	66,257
Secured by Multifamily Residential Properties	13,660	6,036	1,149	786	657
Secured by Nonfarm Nonresidential Properties	220,593	213,799	132,635	127,067	107,731
Loans to Individuals	40,012	36,212	19,421	20,241	21,831

Total Loans	$854,325	$709,901	$474,822	$419,481	$318,651
Unearned Income	(1,053)	(771)	(421)	(175)	(172)

Total Net Loans	$853,272	$709,130	$474,401	$419,306	$318,479

Percentage of Total Portfolio
Commercial	10.15%	8.83%	8.98%	10.04%	13.28%
Financial	0.00%	0.00%	0.00%	0.01%	0.01%
Agricultural	0.37%	0.19%	0.31%	0.47%	0.78%
Real Estate - Construction	41.04%	37.68%	38.56%	32.18%	19.57%
Real Estate - Mortgage
Mortgage Loans Held for Sale	0.88%	1.61%	7.58%	9.72%	4.15%
Other Mortgage:
Loans Secured by Farm Residential	0.45%	0.54%	0.69%	0.60%	0.57%
Secured by 1-4 Family Residential Properties	15.09%	15.15%	11.67%	11.70%	20.80%
Secured by Multifamily Residential Properties	1.60%	0.85%	0.24%	0.19%	0.21%
Secured by Nonfarm Nonresidential Properties	25.85%	30.15%	27.96%	30.30%	33.83%
Loans to Individuals	4.69%	5.11%	4.09%	4.83%	6.85%

Total Loans	100.12%	100.11%	100.08%	100.04%	100.05%
Unearned Income	(0.12)%	(0.11)%	(0.08)%	(0.04)%	(0.05)%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The largest components of our loan portfolio are the real estate construction loans and the other mortgages secured by nonfarm, nonresidential properties. Real estate construction loans, which constituted 41.0% of the loans outstanding at December 31, 2004, are loans secured by real estate made to finance land development and residential and commercial construction.

Lending Limits.    When the amount of a loan or loans to a single borrower or relationship exceeds an individual officer’s lending authority, the lending decision must be approved by a more senior officer with the requisite loan authority, or the lending decision will be made by either the officers’ or directors’ loan committee.

Lending limits vary based on the type of loan and nature of the borrower. In general, however, we are able to loan to any one borrower a maximum amount equal to either 15% of total risk-based capital, or 25% of total risk-based capital if the amount that exceeds 15% is fully secured. As of December 31, 2004, our combined legal lending limit was approximately $13.4 million (unsecured) plus an additional $22.3 million (secured), or a total of approximately $89.3 million, for loans that meet federal and/or state collateral guidelines. Regardless of the legal lending limit, our internal guidelines limit the amount available to be loaned to any one borrowing relationship. We adjust the maximum amount available to any one borrower or relationship in accordance with an assigned credit grade. Every loan of material size is assigned a credit grade either by our credit administration department or by the appropriate approval committee, with grades denoting more credit risk receiving a lower in-house maximum. As a result, our exposure to loans with more risk should be limited by the credit grades assigned to those loans. These credit grades are reviewed regularly by bank management, regulatory authorities and our external loan review vendor for appropriateness and applicability.

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

We are committed to modifying existing, or developing new, products and services that are responsive to the banking demands of our customers. For example, under a possible changing interest rate environment, we anticipate that the market demand for mortgage refinancing will likely be lower in 2005. We also project, however, that Fairfield Financial’s interim lending division will experience increased activity. Accordingly, we are addressing necessary changes in, or additions to, Fairfield Financial’s mortgage origination and interim lending products and services in order to continue to position ourselves appropriately to respond to potential shifts in the marketplace.

Employees

As of December 31, 2004, the Company had 311 employees on a full-time equivalent basis. SBKC considers its relationship with its employees to be excellent.

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

The BHCA permits a bank holding company located in one state to lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements, and other restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states.

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

Transactions With Affiliates and Insiders

The Company is a legal entity separate and distinct from the Banks. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company and other non-bank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Banks for the purposes of these restrictions. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Banks are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

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

At December 31, 2004, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well-capitalized” under current Federal Reserve Board criteria. As of December 31, 2004, we had Tier 1 Capital and Total Capital of approximately 10.27% and 11.40%, respectively, of risk-weighted assets. As of December 31, 2004, we had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.58%.

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

The deposit insurance assessment rates currently range from zero basis points on deposits (for a financial institution in the highest category) to 27 basis points on deposits (for an institution in the lowest category), but may rate as high as 31 basis points. In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits at the same rate. FICO assessments are set quarterly, and in 2004 ranged from 1.46 to 1.54 basis points. The FICO assessment rate for the Banks for the first quarter of 2005 is 1.44 basis points of assessable deposits.

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

The Banks (or “Our subsidiary banks”) owned fourteen full-service banking locations and one limited-service banking location, one stand alone ATM machine and night depository and Security Bank of Bibb County’s operations center, which houses its in-house data processing facility and operational support functions as of December 31, 2004. Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, leases a number of mortgage production offices throughout Georgia and the Southeast. The net book value of all facilities including furniture, fixtures and equipment totaled $19,105,286 as of December 31, 2004. Management considers that its properties are well maintained.

Item 3	LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2004, there are no material pending legal proceedings to which SBKC or its subsidiaries are a party or of which any of its property is the subject.

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

Year Ended December 31, 2004	High	Low	Close	Dividend Per Share
Fourth Quarter	$43.30	$33.95	$40.00	$0.11

Third Quarter	$36.00	$31.24	$35.00	$0.11

Second Quarter	$35.54	$28.68	$34.60	$0.11

First Quarter	$32.01	$29.06	$30.00	$0.11

Year Ended December 31, 2003	High	Low	Close	Dividend Per Share
Fourth Quarter	$34.00	$29.50	$31.51	$0.10

Third Quarter	$35.99	$28.90	$29.50	$0.10

Second Quarter	$36.18	$27.10	$34.63	$0.10

First Quarter	$29.00	$24.25	$28.54	$0.10

As of February 10, 2005 the Company had approximately 721 shareholders of record plus approximately 978 shareholders listed in “street name.”

For a discussion on dividend restrictions, refer to Item 1, Business—Supervision and Bank Regulation - General.

Item 6	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 1999 through December 31, 2004 is derived from our audited consolidated financial statements, which are included elsewhere in this report. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation for such periods or dates have been made.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$1,063,485	$911,268	$581,319	$504,762	$410,230	$283,483
Investment securities	111,412	102,856	53,905	51,041	51,498	45,087
Loans receivable (net of unearned income)	853,292	709,130	474,401	419,306	318,479	207,429
Allowance for loan losses	10,903	9,407	5,480	4,099	3,003	2,327
Goodwill and other intangible assets, net	29,164	25,631	1,900	848	0	0
Deposits	842,558	743,301	440,595	375,065	311,577	237,418
Borrowings and securities sold under agreements to repurchase	88,947	67,428	77,753	90,418	64,057	15,824
Subordinated debentures	18,557	18,557	18,557	0	0	0
Shareholders’ equity	106,671	75,809	39,548	34,777	31,071	27,472

Selected Results of Operations Data:
Interest income	53,926	42,894	32,920	33,608	27,035	20,402
Interest expense	14,373	12,912	12,110	16,586	13,106	8,427
Net interest income	39,553	29,982	20,810	17,022	13,929	11,975
Provision for loan losses	2,819	2,859	2,603	1,912	1,292	736
Net interest income after provision for loan losses	36,734	27,123	18,207	15,110	12,637	11,239
Other income	14,833	17,303	13,146	11,147	5,354	3,072
Other expenses	32,308	30,841	23,022	19,397	12,655	9,537
Income before income taxes	19,259	13,585	8,331	6,860	5,336	4,774
Income taxes	6,940	4,938	3,065	2,518	1,857	1,529
Net income (1)	12,319	8,647	5,266	4,342	3,479	3,245

Per Share Data:
Earnings:
Basic (1)	2.21	1.98	1.55	1.29	1.04	0.97
Diluted (1)	2.15	1.92	1.52	1.29	1.03	0.96
Book value	18.30	15.09	11.64	10.31	9.21	8.22
Tangible book value	13.33	10.00	11.08	10.06	9.21	8.22
Weighted average shares outstanding:
Basic	5,578,186	4,362,638	3,389,610	3,372,969	3,354,145	3,340,624
Diluted	5,741,415	4,496,916	3,456,246	3,376,051	3,368,777	3,390,791

Performance Ratios:
Return on average assets (1)	1.27%	1.16%	1.03%	1.00%	1.09%	1.27%
Return on average equity (1)	13.04%	14.27%	14.11%	13.05%	12.01%	12.08%
Net interest margin (2) (7)	4.45%	4.40%	4.38%	4.24%	4.78%	5.21%
Interest rate spread (3) (7)	4.18%	4.12%	3.96%	3.48%	3.83%	4.30%
Efficiency ratio (4) (7)	58.98%	64.85%	67.38%	68.38%	64.82%	62.55%
Average interest-earning assets to average interest-bearing liabilities	117.08%	114.70%	116.92%	118.61%	121.00%	125.22%
Average loans to average deposits	100.21%	103.09%	108.30%	107.47%	96.03%	88.29%

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Asset Quality Ratios:
Nonperforming loans to net loans (5)	0.73%	0.59%	0.92%	0.82%	0.59%	0.63%
Nonperforming assets to total assets (6)	0.77%	0.90%	1.08%	1.22%	0.54%	0.50%
Net charge-offs to average total loans	0.17%	0.32%	0.28%	0.23%	0.25%	0.25%
Total allowance for loan losses to total nonperforming loans	175.46%	224.99%	125.75%	119.57%	158.97%	178.18%
Total allowance for loan losses to total loans receivable	1.28%	1.33%	1.16%	0.98%	0.94%	1.12%

Capital Ratios:
Average equity to average assets	9.72%	8.11%	7.27%	7.63%	9.06%	10.52%
Average tangible equity to average tangible assets	6.98%	6.37%	6.96%	7.44%	8.95%	10.52%
Leverage ratio	9.58%	7.85%	8.94%	7.66%	9.39%	10.84%
Tier 1 risk-based capital ratio	10.27%	8.93%	10.25%	8.02%	8.86%	12.30%
Total risk-based capital ratio	11.40%	10.33%	12.60%	9.00%	9.75%	13.32%

(1)	Beginning in 2002, new accounting standards eliminated the amortization of goodwill, which is included in previous years’ net income and returns.
(2)	Net interest income divided by average interest-earning assets.
(3)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(4)	Other expenses divided by net interest income and other income.
(5)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(6)	Nonperforming assets are nonperforming loans plus other real estate owned.
(7)	Calculated on a fully tax equivalent basis.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2004 was characterized by several increases in the Federal Reserve’s target federal funds rate in the second half of the year to reduce inflationary pressures and, therefore, sustain the pace of economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Our balanced growth continued during 2004, with increases in assets, deposits, shareholders’ equity, earnings per share and returns on average assets and equity. The following chart shows our growth in these areas from December 31, 2003 to December 31, 2004:

	December 31, 2004	December 31, 2003	Percent Increase
	(Dollars in millions, except per share amounts)
Diluted earnings per share	$2.15	$1.92	12.0%
Total assets	$1,063.5	$911.3	16.7%
Loans	$853.3	$709.1	20.3%
Investment securities	$111.4	$102.8	8.4%
Deposits	$842.6	$743.3	13.4%
Shareholders’ equity	$106.7	$75.8	40.8%
Return on average assets	1.27%	1.16%	9.5%
Return on average equity	13.04%	14.27%	-8.6%

An increase in loan volume of $144.2 million in loans as a result of strong loan demand in a low interest rate environment was the primary contributor to an increase in net income to $12.3 million for 2004.

The increase in deposits of $99.3 million resulted from marketing efforts aimed at increasing local low-cost deposits and funding requirements driven by our loan growth. We sometimes met these funding needs with out- of-market deposits, which often carried a lower cost than local market deposits as a result of competitive pricing within our markets.

Our investment portfolio increased $8.6 million during 2004, primarily in order to provide on-balance sheet liquidity in support of strong loan demand. The overall level of investment securities declined to 10.5% of assets at the end of 2004, as compared to 11.3% of assets at the end of 2003.

Fairfield Financial closed over $197 million in residential mortgage loans during 2004 and posted approximately $2.8 million in net income. Approximately 31% of its 2004 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 69% being derived from its interim real estate and real estate development lending activities.

The following table illustrates our selected key financial data for each of the past five years.

SELECTED FIVE YEAR FINANCIAL DATA

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2004	2003	2002	2001	2000
INCOME STATEMENT:
Interest Income	$53,926	$42,894	$32,920	$33,608	$27,035
Interest Expense	14,373	12,912	12,110	16,586	13,106

Net Interest Income	39,553	29,982	20,810	17,022	13,929
Provision for Loan Losses	2,819	2,859	2,603	1,912	1,292
Other Income	14,833	17,303	13,146	11,147	5,354
Other Expense	32,308	30,841	23,022	19,397	12,655

Income Before Tax	19,259	13,585	8,331	6,860	5,336
Income Taxes	6,940	4,938	3,065	2,518	1,857

Net Income	$12,319	$8,647	$5,266	$4,342	$3,479

PER SHARE:
Earnings Per Common Share:
Basic	$2.21	$1.98	$1.55	$1.29	$1.04
Diluted	2.15	1.92	1.52	1.29	1.03
Cash Dividends Paid	0.44	0.40	0.35	0.31	0.28
Weighted Average Shares	5,578,186	4,362,638	3,389,610	3,372,969	3,354,145

RATIOS:
Return on Average Assets	1.27%	1.16%	1.03%	1.00%	1.09%
Return on Average Equity	13.04%	14.27%	14.11%	13.05%	12.01%
Dividend Payout Ratio	19.91%	20.20%	22.58%	24.03%	26.92%
Average Equity to Average Assets	9.72%	8.12%	7.27%	7.63%	9.06%
Net Interest Margin	4.45%	4.40%	4.38%	4.24%	4.78%

BALANCE SHEET:
(At end of period)
Assets	$1,063,485	$911,268	$581,319	$504,762	$410,230
Investment Securities (a)	111,412	102,856	53,905	51,041	51,498
Loans Held for Sale	7,507	11,448	35,955	40,764	13,215
Loans, Net of Unearned Income	845,765	697,682	438,446	378,542	305,264
Reserve for Loan Losses	10,903	9,407	5,480	4,099	3,003
Deposits	842,558	743,301	440,595	375,065	311,577
Borrowed Funds	107,504	85,986	96,310	90,418	64,057
Stockholders’ Equity	106,671	75,809	39,548	34,777	31,071
Shares Outstanding	5,819,905	5,024,300	3,398,317	3,372,969	3,372,969

(a)	Investment Securities include FHLB Stock (in thousands): 2004 - $4,918; 2003 - $3,935; 2002 - $3,614; 2001 - $3,533; and 2000 - $2,464.

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

Results of Operations For The Years Ended December 31, 2004, 2003 and 2002

Our net income was $12.3 million, $8.6 million, and $5.3 million, for the years 2004, 2003, and 2002, respectively. Our 2004 earnings were up by 42% over 2003, and the 2003 earnings showed a 64% increase over 2002. Diluted earnings per share (“EPS”) amounted to $2.15 in 2004, $1.92 in 2003 and $1.52 in 2002. The $2.15 EPS in 2004 was up $0.23 per share over 2003 results for an increase of 12.0%. The $1.92 EPS in 2003 was up $0.40 per share over 2002 results for an increase of 26.3%. Our return on average equity (“ROE”) of 13.04% in 2004 is a 123 basis-point decline over our 2003 ROE of 14.27%. The decline in the ROE in 2004 was primarily attributable to our common equity offering of approximately $19 million in May 2004. The ROE for 2003 of 14.27% was a 16 basis point improvement over the ROE of 14.11% for 2002.

The following tables provide recaps of the dollar and percentage changes we have experienced in our income statements, balances sheets and key ratios in recent years.

RECAP OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2004	2003	$ Change 2004 vs 2003	% Change 2004 vs 2003	2002	$ Change 2003 vs 2002	% Change 2003 vs 2002
INCOME STATEMENT:
Interest Income	$53,926	$42,894	$11,032	25.72%	$32,920	$9,974	30.30%
Interest Expense	14,373	12,912	1,461	11.32%	12,110	802	6.62%

Net Interest Income	39,553	29,982	9,571	31.92%	20,810	9,172	44.07%
Provision for Loan Losses	2,819	2,859	(40)	(1.40)%	2,603	256	9.83%
Other Income	14,833	17,303	(2,470)	(14.27)%	13,146	4,157	31.62%
Other Expense	32,308	30,841	1,467	4.76%	23,022	7,819	33.96%

Income Before Tax	19,259	13,585	5,674	41.77%	8,331	5,254	63.07%
Income Taxes	6,940	4,938	2,002	40.54%	3,065	1,873	61.11%

Net Income	$12,319	$8,647	$3,672	42.47%	$5,266	$3,381	64.20%

PER SHARE:
Earnings Per Common Share:
Basic	$2.21	$1.98	$0.23	11.62%	$1.55	$0.43	27.74%
Diluted	2.15	1.92	0.23	11.98%	1.52	0.40	26.32%
Cash Dividends Paid	0.44	0.40	0.04	10.00%	0.35	0.05	14.29%
Weighted Avg. Shares (Basic)	5,578,186	4,362,638	1,215,548	27.86%	3,389,610	973,028	28.71%
Weighted Avg. Shares (Diluted)	5,741,415	4,496,916	1,244,499	27.67%	3,456,246	1,040,670	30.11%

RATIOS:
Return on Average Assets	1.27%	1.16%	0.11%	9.48%	1.03%	0.13%	12.62%
Return on Average Equity	13.04%	14.27%	(1.23)%	(8.62)%	14.11%	0.16%	1.13%
Dividend Payout Ratio	19.91%	20.20%	(0.29)%	(1.44)%	22.58%	(2.38)%	(10.54)%
Avg Equity to Avg Assets	9.72%	8.12%	1.60%	19.70%	7.27%	0.85%	11.69%
Net Interest Margin	4.45%	4.40%	0.05%	1.14%	4.38%	0.02%	0.46%

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of our earnings. Our average net interest rate margin, on a taxable equivalent basis, was 4.45% in 2004, 4.40% in 2003, and 4.38% in 2002. Net interest income before tax equivalency adjustments in 2004 amounted to $39.6 million, up 32% from $30.0 million in 2003. The 2003 net interest income was up 44% from $20.8 million posted in 2002.

The following table presents a recap of interest income, adjusted to a tax-equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.

NET INTEREST INCOME

(In Thousands)

	Years Ended December 31
	2004	2003	2002
Interest Income	$53,926	$42,895	$32,920
Taxable Equivalent Adjustment	366	302	211

Interest Income (1)	54,292	43,197	33,131
Interest Expense	14,373	12,912	12,110

Net Interest Income (1)	$39,919	$30,285	$21,021

	Years Ended December 31
	2004	2003	2002
	(As a % of Average Earning Assets)
Interest Income (1)	6.06%	6.27%	6.91%
Interest Expense	1.61%	1.87%	2.53%

Net Interest Rate Margin (1)	4.45%	4.40%	4.38%

(1)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.

(2)	Average Earning Assets used in ratios as follows (in thousands): 2004-$896,582; 2003-$689,109; and 2002-$479,541.

2004 compared to 2003:

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2004 increased $9.6 million to $39.9 million from $30.3 million for the year ended December 31, 2003. The increase in net interest income was attributable to an increase of $11.1 million, or 26%, in interest income for the year ended December 31, 2004 compared to the year ended December 31, 2003. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) increased 6 basis points from 4.12% for the year ended December 31, 2003 to 4.18% for the year ended December 31, 2004, while the net interest margin (net interest income on a tax equivalent basis divided by average earning assets) increased 5 basis points from 4.40% to 4.45% during the same period.

The increase in both the net interest rate spread and net interest rate margin in 2004 was primarily reflective of a 27 basis-point decline in the average cost of interest-bearing liabilities, while the yield on earning assets declined 21 basis points. Although the average cost of interest-bearing demand deposits and money market accounts was virtually unchanged, we were able to significantly reduce the costs of time deposits as longer-term, higher rate time deposits matured in a lower rate environment and we were able to reprice the renewals at lower rates. New time deposit money raised in the lower rate environment also reduced the weighted average cost of the total time deposit portfolio. Meanwhile, the loan portfolio yield declined 25 basis points as higher-yielding fixed rate loans repriced at lower rates and variable rate loans with interest-rate floors did not participate fully in rate increases in the second half of 2004.

Interest Income.    Interest income on a tax-equivalent basis was $54.3 million for the year ended December 31, 2004, an increase of $11.1 million from $43.2 million for the year ended December 31, 2003. Interest income on loans and investment securities increased $9.8 million and $1.2 million, respectively, for the year ended December 31, 2004 compared to the year ended December 31, 2003.

The increase in interest income on loans for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to an increase in average balance of $178.0 million, of which $21.1 million was attributable to including in 2004 a full year of loan balances acquired from Security Bank of Jones County in May 2003. 2003 included 7 months of these balances.

Interest income on investment securities increased $1.2 million as a result of an increase of $26.2 million in average balance for the year ended December 31, 2004 compared to the year ended December 31, 2003, and an increase of 18 basis points in the average yield on these securities during the same period.

The primary reason for the increase in the average balance of investment securities of $26.2 million was to maintain the level of investment securities as a percent of total assets, so that on-balance sheet liquidity would keep pace with loan growth. At December 31, 2004, investment securities equaled 10.5% of assets, as compared to 11.3% at December 31, 2003.

Overall, the yield on interest-earning assets declined 21 basis points from 6.27% during the year ended December 31, 2003 to 6.06% for the year ended December 31, 2003.

Interest Expense.    Interest expense increased $1.5 million, to $14.4 million, for the year ended December 31, 2004, from $12.9 million for the year ended December 31, 2003. The increase in interest expense resulted primarily from an increase of $1.4 million in interest expense on deposits. The average cost of interest-bearing deposits, the largest component of interest expense, declined by 31 basis points and the average balance increased by $169.3 million. Of the $169.3 million increase in average balances, interest-bearing accounts increased $22.9 million, money market accounts increased $14.1 million and savings accounts increased $5.1 million, primarily as a result of our increased marketing efforts to bring in low cost deposits. Time deposits, the largest category of deposits, increased $127.2 million, primarily due to the increase in brokered and internet-based CD’s to fund loan growth in the Fairfield Interim Lending (Acquisition and Development) division.

The interest expense on borrowed funds in 2004 was relatively unchanged when compared to 2003. A decline in the average balance in borrowed funds of $4.2 million was offset by an increase in the average cost of borrowed funds of 20 basis points, which resulted in a net increase in the cost of other borrowings of $62,000 when comparing 2004 to 2003.

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

The increase in both the net interest rate spread and net interest rate margin reflected an 80 basis-point decline in the average cost of interest-bearing liabilities as a result of a shift in the composition of interest-bearing liabilities. The shift occurred between borrowings, local CDs or wholesale CDs depending on the interest rate at the time of funding needs. Additionally, as a result of the strategy we used to price borrowings, borrowing costs declined during the year ended December 31, 2003 compared to the year ended December 31, 2002 due to the average cost of borrowed funds declining 28 basis points during the period. During the year ended December 31, 2003 compared to the year ended December 31, 2002, the average balance of deposits, including non-interest-bearing checking accounts, increased a total of $189.6 million. Of this increase, $67.5 million was attributable to ongoing deposit marketing promotions to bring in low cost deposits, and $122.1 million was attributable to our acquisition of Security Bank of Jones County.

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

Interest Rates and Interest Differential

The following tables set forth our average balance sheets, interest and yield information on a taxable equivalent basis for the years ended December 31, 2004, 2003, and 2002.

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax equivalent basis, in thousands)

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Loans, Net of Unearned Income: (a) (b)
Taxable	$775,274	49,303	6.36%	$574,706	38,328	6.67%	$408,627	29,282	7.17%
Tax Exempt (c)	0	0	0	0	0	0	0	0	0
Loans Held for Sale	6,955	419	6.02	29,518	1,611	5.46	20,857	1,261	6.04

Net Loans	782,229	49,722	6.36	604,224	39,939	6.61	429,484	30,543	7.11

Investment Securities: (d)
Taxable	88,247	3,352	3.80	65,001	2,296	3.53	35,605	1,867	5.24
Tax Exempt (c)	16,206	1,077	6.65	13,341	888	6.66	8,703	620	7.13

Total Investment Securities	104,453	4,429	4.24	78,342	3,184	4.06	44,308	2,487	5.61

Interest Earning Deposits	1,539	25	1.62	1,115	10	0.90	630	15	2.39

Federal Funds Sold	8,361	115	1.38	5,428	64	1.18	5,119	86	1.68

Total Interest Earning Assets	896,582	54,291	6.06	689,109	43,197	6.27	479,541	33,131	6.91

Non-Earning Assets	75,509			57,521			33,847

Total Assets	$972,091			$746,630			$513,388

TABLE 3 - Continued
	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest Bearing Demand Deposits	$81,385	383	0.47%	$58,498	263	0.45%	$37,606	252	0.67%
Money Market Accounts	85,886	865	1.01	71,802	743	1.03	43,270	676	1.56
Savings Deposits	19,299	96	0.50	14,166	88	0.62	8,990	67	0.75
Time Deposits of $100,000 or More	195,300	3,679	1.88	117,634	2,683	2.28	83,860	3,154	3.76
Other Time Deposits	293,039	6,679	2.28	243,554	6,527	2.68	160,267	5,691	3.55

Total Interest Bearing Deposits	674,909	11,702	1.73	505,654	10,304	2.04	333,993	9,840	2.95

Federal Funds Purchased and Repurchase Agreements Sold	10,871	145	1.33	10,272	105	1.02	10,724	161	1.5
Other Borrowed Money & FHLB	80,003	2,525	3.16	84,290	2,499	2.96	64,434	2,102	3.24
Demand Note U.S. Treasury	21	0	0.00	553	4	0.72	1,005	7	0.72

Total Borrowed Funds	90,895	2,670	2.94	95,115	2,608	2.74	76,163	2,270	2.98

Total Interest Bearing Funding	765,804	14,372	1.88	600,769	12,912	2.15	410,156	12,110	2.95

Non-Int. Bearing Demand Deposits	105,695			80,472			62,575
Other Liabilities	6,139			4,808			3,339
Stockholders’ Equity	94,453			60,581			37,318

Total Liabilities & Stockholders’ Equity	$972,091			$746,630			$513,388

Interest Rate Spread			4.18%			4.12%			3.96%

Net Interest Income		39,919			30,285			21,021

Net Interest Margin			4.45%			4.40%			4.38%

Notes	to Table of Average Balance Sheets, Interest and Yields:

(a)	Interest income includes loan fees as follows (in thousands): 2004-$3,287; 2003-$2,586; and 2002-$1,506.

(b)	Average loans are shown net of unearned income. Nonaccrual loans are included.

(c)	Reflects taxable equivalent adjustments using the statutory income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to $366 for 2004; $302 for 2003; and $211 for 2002. (in thousands)

(d)	Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 2004 compared to the year 2003 and for the year 2003 compared to the year 2002.

RATE / VOLUME ANALYSIS

(In thousands)

	For the Years Ended December 31
	2004 Compared to 2003 Change Due To (a)			2003 Compared to 2002 Change Due To (a)
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST EARNED ON:
Taxable Loans, Net	$13,376	$(2,401)	$10,975	$11,908	$(2,862)	$9,046
Tax Exempt Loans (b)	0	0	0	0	0	0
Loans Held for Sale	(1,231)	39	(1,192)	523	(173)	350
Taxable Investment Securities	821	235	1,056	1,540	(1,111)	429
Tax exempt Investment Securities (b)	191	(2)	189	331	(63)	268
Interest Earning Deposits	4	11	15	12	(17)	(5)
Federal Funds Sold	35	16	51	5	(27)	(22)

Total Interest Income	13,196	(2,102)	11,094	14,319	(4,253)	10,066

INTEREST PAID ON:
Interest Bearing Demand Deposits	103	17	120	140	(129)	11
Money Market Accounts	146	(24)	122	445	(378)	67
Savings Deposits	32	(24)	8	39	(18)	21
Time Deposits of $100,000 or More	1,771	(775)	996	1,270	(1,741)	(471)
Other Time Deposits	1,326	(1,174)	152	2,957	(2,121)	836
Federal Funds Purchased and Repurchase Agreements Sold	6	34	40	(7)	(49)	(56)
FHLB & Other Borrowings	(127)	153	26	643	(246)	397
Demand Note U.S. Treasury	(4)	0	(4)	(3)	0	(3)

Total Interest Expense	3,253	(1,793)	1,460	5,484	(4,682)	802

Net Interest Income	$9,943	$(309)	$9,634	$8,835	$429	$9,264

(a)	The change in interest due to both rate and volume has been allocated to the rate component.

(b)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis.

Provision for Loan Losses

The general nature of lending results in periodic charge-offs, in spite of our continuous loan review process, credit standards, and internal controls. During 2004 and 2003, we factored into our provision for loan losses a subjective assessment of the economic downturn’s effect on the cash flow of some of our borrowers. We expensed $2.82 million in 2004, $2.86 in 2003, and $2.60 million in 2002 for loan loss provisions. The slight decrease in 2004’s provision for loan losses was primarily due to a low level of net charge-offs as compared to the Company’s five year average of net charge-offs. Our net charge-offs as a percentage of average loans outstanding were 0.17% in 2004, 0.32% in 2003, and 0.28% in 2002. 2004’s level of net charge-offs to average loans of 0.17% was low compared to the five-year average of 0.25%. Amounts of net loans charged off during recent years are reasonable by industry standards and are below peer group institutions of similar asset size. We incurred net charge-offs of $1.32 million in 2004, compared to $1.82 million during 2003, and $1.22 million during 2002. The reserve for loan losses on December 31, 2004 stood at 1.28% of outstanding net loans and loans held for sale, down from 1.33% at December 31, 2003 and up from 1.16% at December 31, 2002.

Non-interest Income

Non-interest income of $14.8 million in 2004 represented a 14.5% decrease, or $2.5 million from $17.3 million recorded in 2003. Service charges on deposit accounts, which constitute 43.5% of non-interest income, are the largest component of non-interest income, generating $6.5 million for 2004, up from $5.0 million in 2003. Service charges on deposit accounts, which are primarily fees generated from our courtesy overdraft protection product, accounted for $5.5 million, or 85.5% of all service charges. The courtesy overdraft product completed its third full year in 2004, but its growth was enhanced by the success of the high-performance checking program. The second largest component of non-interest income is mortgage loan fees, which constituted 33.2% of non-interest income during 2004. During 2004, mortgage loans fees decreased $4.3 million from $9.2 million to $4.9 million. The decrease in mortgage loan fees is attributable to the slow down in the refinance market due to increasing interest rates. This decline was offset by commissions and fees generated by Fairfield Financial’s interim lending division. Commissions and fees increased 32.3% to $2.2 million over amounts reported in 2003.

Non-interest Expense

Non-interest expense was $32.3 million for the year ended 2004, up 4.8% or $1.5 million, from $30.8 million in 2003. Salaries and benefits, the largest component of non-interest expense constituting 57.7% of non-interest expense, increased $0.5 million to $18.6 million from $18.1 million in 2003. The overall increase is due to normal salary and benefit increases from merit increases and from new hires. This increase was offset by a decline in mortgage commissions paid in 2004 of $2.3 million, due to a lower level of associated mortgage revenues from the less favorable refinance market seen in 2004.

All other operating overhead increased by $1.1 million or 13.3%. The primary increases were due to increases in directors fees and audit and accounting fees primarily attributable to compliance with Sarbanes-Oxley Section 404.

Income Tax Expense

Our consolidated federal and state income tax expense increased to $6.9 million in 2004, up from $4.9 in 2003 and $3.1 million in 2001. The effective tax rate was 36.0%, 36.4%, and 36.8% in 2004, 2003 and 2002, respectively. Our effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the balance sheet. See Note 7 to our Consolidated Financial Statements for a detailed analysis of income taxes. With the addition of

Security Bank of Jones County in 2003, which had a lower effective tax rate, the blended effect reduced our overall effective tax rate.

Quarterly Results of Operations

The following table provides income statement recaps and earnings per share data for each of the four quarters for the years ended December 31, 2004 and 2003.

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
	($ in thousands, except per share data)
For The Year 2004
Interest Income	$14,717	$13,824	$13,057	$12,328	$53,926
Interest Expense	4,135	3,669	3,294	3,275	14,373

Net Interest Income	10,582	10,155	9,763	9,053	39,553
Provision For Loan Losses	852	529	718	720	2,819
Securities Gains	3	—	—	10	13
Noninterest Income	4,146	3,688	3,640	3,346	14,820
Noninterest Expense	8,611	8,206	7,946	7,545	32,308

Income Before Income Taxes	5,268	5,108	4,739	4,144	19,259
Provision For Income Taxes	1,851	1,898	1,729	1,462	6,940

Net Income	$3,417	$3,210	$3,010	$2,682	$12,319

Net Income per Common Share
Basic	$0.59	$0.55	$0.54	$0.53	$2.21
Diluted	0.57	0.54	0.53	0.51	2.15

TABLE 20 Continued

QUARTERLY RESULTS OF OPERATIONS

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
	($ in thousands, except per share data)
For The Year 2003
Interest Income	$12,456	$12,318	$9,788	$8,332	$42,894
Interest Expense	3,360	3,616	3,146	2,790	12,912

Net Interest Income	9,096	8,702	6,642	5,542	29,982
Provision For Loan Losses	730	783	857	489	2,859
Securities Gains	—	21	34	—	55
Noninterest Income	4,237	4,401	4,664	3,946	17,248
Noninterest Expense	8,626	8,281	7,390	6,544	30,841

Income Before Income Taxes	3,977	4,060	3,093	2,455	13,585
Provision For Income Taxes	1,436	1,411	1,204	887	4,938

Net Income	$2,541	$2,649	$1,889	$1,568	$8,647

Net Income per Common Share
Basic	$0.51	$0.53	$0.47	$0.47	$1.98
Diluted	0.49	0.51	0.46	0.46	1.92

Distribution of Assets, Liabilities & Shareholders’ Equity

The following table presents condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.

AVERAGE BALANCE SHEETS

(Amounts in 1000s)

	Years Ended December 31
	2004	%	2003	%	2002	%
ASSETS:
Cash & Due From Banks	$26,089	2.68%	$22,255	2.98%	$16,886	3.30%
Time Deposits-Other Banks	1,539	0.16%	1,115	0.15%	630	0.10%
Federal Funds Sold	8,361	0.86%	5,428	0.73%	5,119	1.00%
Taxable Investment Securities	88,247	9.08%	65,001	8.70%	35,605	6.90%
Non-Taxable Inv. Securities	16,206	1.67%	13,341	1.79%	8,703	1.70%
Loans, Net of Interest	775,274	79.75%	574,706	76.97%	408,627	79.60%
Loans Held for Sale	6,955	0.72%	29,518	3.95%	20,857	4.10%
Allowance for Loan Losses	(9,970)	(1.03)%	(7,489)	(1.00)%	(4,681)	(0.90)%
Bank Premises & Equipment	18,182	1.87%	15,432	2.07%	12,659	2.50%
Other Real Estate	2,330	0.24%	2,982	0.40%	2,507	0.50%
Intangible Assets	28,643	2.95%	13,943	1.87%	1,693	0.30%
Other Assets	10,235	1.05%	10,398	1.39%	4,783	0.90%

TOTAL ASSETS	$972,091	100.00%	$746,630	100.00%	$513,388	100.00%

	Years Ended December 31
	2004	%	2003	%	2002	%
LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Non-Interest Bearing	$105,695	10.87%	$80,472	10.78%	$62,575	12.19%
Interest Bearing	674,909	69.43%	505,654	67.73%	333,993	65.05%

Federal Funds Purchased and Repurchase Agreements Sold	10,871	1.12%	10,272	1.38%	10,724	2.09%
FHLB & Other Borrowings	80,003	8.23%	84,290	11.29%	64,434	12.55%
Demand Notes-US Treasury	21	0.00%	553	0.07%	1,005	0.20%
Other Liabilities	6,139	0.63%	4,808	0.64%	3,339	0.65%

Total Liabilities	877,638	90.28%	686,049	91.89%	476,070	92.73%

Common Stock	5,280	0.54%	4,359	0.58%	3,390	0.66%
Surplus	55,491	5.71%	30,494	4.08%	13,196	2.57%
Undivided Profits	33,682	3.46%	25,728	3.45%	20,732	4.04%

Total Stockholders’ Equity	94,453	9.72%	60,581	8.11%	37,318	7.27%

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$972,091	100.00%	$746,630	100.00%	$513,388	100.00%

As of December 31, 2004, total assets were $1.063 billion, an increase of $152.2 million, or 16.7% over year-end 2003’s level. Total loans and loans held for sale, increased by $144.2 million, or 20.3%, in 2004. The increase in loans was the primary driver of asset growth during 2004. To fund our loan and asset growth, we increased deposits by $99.2 million, borrowed funds by $21.5 million and stockholders’ equity by $30.9 million. Of the total increase in stockholders’ equity, $19.0 was attributable to the proceeds of our common stock offering of 676,200 shares in May 2004.

As of December 31, 2003, total assets were $911.3 million, an increase of 56.9% over year-end 2002 levels. Our total loans and loans held for sale, before deducting the reserve for loan losses, grew by $234.7 million to $709.1 million at year-end, an increase of 49.5% over year-end 2002, driven by strong growth in our construction and land development lending portfolio and our acquisition of Security Bank of Jones County. Excluding Security Bank of Jones County, total assets were $705.3 million, an increase of 21.4% over year-end 2002 levels. Total deposits grew $302.7 million, or 68.5%, to $743.3 million, with balanced growth across both transaction and time deposit categories. On an average basis, total assets grew from $513.4 million in 2002 to $746.6 million in 2003 for an increase of 45.4%. Average gross loans grew from $429.5 million in 2002 to $604.2 million in 2003, an increase of 40.7%. Average deposits grew from $396.6 million in 2002 to $586.1 million in 2003, a 47.8% increase.

Loan Portfolio

Risk Elements—Loan Quality

Nonperforming assets consist of nonaccrual loans, loans restructured due to debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure and repossession. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Loans, whether secured or unsecured, are generally placed on nonaccrual status when principal and/or interest is 60 days or more past due, or sooner if it is known or expected that the collection of all principal and/or interest is unlikely. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at December 31, 2004, amounted to $8.2 million, which is essentially unchanged from the level of nonperforming assets at December 31, 2003. However, the level of nonperforming assets as a percent of loans and other real estate at December 31, 2004 was down to 0.96% from 1.15% at December 31, 2003.

Nonperforming assets at December 31, 2003 amounted to approximately $8.2 million, or 1.15% of total loans and other real estate. This compares to approximately $6.3 million in nonperforming assets, or 1.31% of total loans and other real estate, at December 31, 2002. We acquired $1.6 million of nonperforming assets from Security Bank of Jones County in May 2003, of which $1.4 million remained at December 31, 2003. Excluding these assets, nonperforming assets increased $500,000, or 8.4%, versus December 31, 2002.

The following table sets forth our nonaccrual, restructured and past-due loans, along with other real estate owned at the end of the past five years, and the amount of interest foregone in 2003 on our nonperforming assets.

NONPERFORMING ASSETS

(In thousands)

	December 31,
	2004	2003	2002	2001	2000
Nonperforming loans:
Nonaccrual loans	$6,214	$4,154	$4,349	$3,133	$1,426
Restructured loans	0	0	0	0	0
Loans 90 days or more past due and still accruing	0	27	9	295	463

Total nonperforming loans	6,214	4,181	4,358	3,428	1,889
Other real estate owned	1,991	4,007	1,903	2,705	313

Total nonperforming assets	$8,205	$8,188	$6,261	$6,133	$2,202

Nonperforming assets to total loans and other real estate	0.96%	1.15%	1.31%	1.45%	0.69%

Reserve for loan losses to nonperforming loans	175.46%	224.99%	125.75%	119.57%	158.97%

	Nonaccrual	Restructured	Total
Year ended December 31, 2004:
Interest at contracted rates (a)	$327	$0	$327
Interest recorded as income	0	0	0

Reduction of interest income during 2004	$327	$0	$327

(a)	Interest income that would have been recorded, if the loans had been current and in accordance with their original terms.

At December 31, 2004 and December 31, 2003, there were no other loans classified for regulatory purposes as loss or doubtful that are not included in the table above, but there were other loans classified for regulatory purposes as substandard or special mention that are not included in the table above. However, management is aware of no such substandard or special mention loans not included above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in Middle Georgia and in other Georgia markets where Fairfield Financial operates loan offices. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions in these Georgia markets. Other than our geographic concentrations due to our physical location and the loan type concentrations as shown in the above table, we have no other concentrations of loans that exceed 10% of our total loan portfolio as of December 31, 2004.

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Summary of Loan Loss Experience

The following table summarizes loans charged off, recoveries of loans previously charged off and additions to the reserve that have been charged to operating expense for the periods indicated. We have no lease financing or foreign loans.

RESERVE FOR LOAN LOSSES

(In Thousands)

	Years Ended December 31
	2004	2003	2002	2001	2000
Reserve for loan losses at beginning of period	$9,407	$5,480	$4,099	$3,003	$2,327
Jones County Acquisition	0	2,889	0	0	0

Adjusted beginning of period	9,407	8,369	4,099	3,003	2,327

Loans charged off during the period:
Commercial, financial and agricultural	290	68	881	299	109
Real estate-construction	455	835	0	0	0
Real estate-mortgage	236	699	87	119	0
Loans to individuals	1,069	654	479	457	576

Total loans charged off	2,050	2,256	1,447	875	685

Recoveries during the period of loans previously charged off:
Commercial, financial and agricultural	170	136	149	13	2
Real estate-construction	37	3	1	0	0
Real estate-mortgage	46	187	2	0	0
Loans to individuals	474	109	73	46	67

Total loans recovered	727	435	225	59	69

Net loans charged off during the period	1,323	1,821	1,222	816	616

Additions to reserve-provision expense	2,819	2,859	2,603	1,912	1,292

Reserve for loan losses at end of period	$10,903	$9,407	$5,480	$4,099	$3,003

Reserve for loan losses to period end net loans (excluding loans held for sale)	1.29%	1.35%	1.25%	1.08%	0.98%

Ratio of net loans charged off during the period to average net loans outstanding during the period	0.17%	0.32%	0.28%	0.23%	0.25%

The reserve for loan losses decreased to 1.29% at December 31, 2004 from 1.35% at December 31, 2003. The reasons for the decrease in the reserve level were two-fold: a lower level of net charge-offs and one loan relationship of $266,000 was identified as a loss as of December 31, 2003 and was provided for, but the loss was charged-off in January 2004 (which would have lowered the reserve level to 1.31% at December 31, 2003, had the loan been charged-off on or before year-end 2003).

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

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the reserve, including current economic conditions, loan loss experience, regulatory guidelines and current levels of non-performing loans. Management believes that the balance of $10.9 million in the reserve for loan losses at December 31, 2004 and the balance of $9.4 million in the reserve for loan losses at December 31, 2003 were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

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

ALLOCATION OF RESERVE FOR LOAN LOSSES

(In Thousands)

	December 31
	2004		2003		2002		2001		2000
	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *
Balance at end of period applicable to:
Commercial, financial and agricultural	$872	10%	$677	9%	$1,184	9%	$689	11%	$495	14%
Real estate-construction	3,576	41%	2,860	38%	877	39%	623	32%	315	20%
Real estate-mortgage	3,838	44%	3,612	48%	1,271	48%	1,311	53%	901	60%
Loans to individuals	436	5%	376	5%	1,052	4%	656	5%	541	7%
Unallocated	2,181	—	1,882	—	1,096	—	820	—	751	—

Total reserve for loan losses	$10,903	100%	$9,407	100%	$5,480	100%	$4,099	100%	$3,003	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Investment Portfolio

The investment securities portfolio is another major interest-earning asset and consists of debt and equity securities categorized as either Available for Sale or Held to Maturity. Given our strong loan demand, the investment portfolio is viewed primarily as a source of liquidity, with yield as a secondary consideration. Because the investment portfolio is primarily for liquidity purposes, the investment portfolio has a relatively short effective duration of 2.3 years. The investment portfolio also serves to balance interest rate risk and credit risk related to the loan portfolio.

As of December 31, 2004, our portfolio of bonds and equity investments amounted to $111.4 million, or 10.5% of total assets, compared to $102.9 million, or 11.3% of assets at December 31, 2003.

The average tax-equivalent yield on the portfolio was 4.24% for the year 2004 versus 4.06% in 2003 and 5.61% in 2002. The increase in the average tax-equivalent yield is reflective of the rising market interest rate environment during 2004. During 2004, net gains on the sale of securities were $12,703, compared to $55,484 for 2003 and $135,802 for 2002.

At December 31, 2004, the major portfolio components, based on amortized or accreted cost, included 56.5% in bonds of mortgage-backed U.S. government agencies; 23.4% in bonds of other U.S. agency obligations; 14.4% in state, county and municipal bonds; 4.4% in stock of the Federal Home Loan Bank; 0.7% in U.S. Treasury securities; and 0.6% in Marketable Equity Securities. As of December 31, 2004, the investment portfolio had gross unrealized gains of $1,190,434 and gross unrealized losses of $633,209, for a net unrealized gain of $557,225. As of December 31, 2003, the portfolio had a net unrealized gain of $1,425,230. In accordance with SFAS No. 115, shareholders’ equity included net unrealized gains of $352,801 for December 31, 2004 and net unrealized gains of $886,864 for December 31, 2003 recorded on the Available for Sale portfolio, net of deferred tax effects. No trading account has been established by us and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2004, 2003, and 2002. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost. Unrealized gains and losses on securities Available for Sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of shareholders equity.

INVESTMENT SECURITIES

(In Thousands)

	December 31,
	2004	2003	2002
Securities Available for Sale
U. S. Treasury	$815	$859	$2,363
U. S. Government Agencies
Mortgage-Backed	62,623	48,052	19,653
Other	24,796	32,633	6,216
State, County & Municipal	15,205	15,984	7,963
Other Investments (FHLB & Other)	5,589	3,935	3,614

	$109,028	$101,463	$39,809

Securities Held to Maturity
U. S. Treasury	$0	$0	$0
U. S. Government Agencies
Mortgage-Backed	0	0	0
Other	999	0	12,697
State, County & Municipal	1,385	1,392	1,399
Other Investments (FHLB & Other)	0	0	0

	$2,384	$1,392	$14,096

Total Investment Securities
U. S. Treasury	$815	$859	$2,363
U. S. Government Agencies
Mortgage-Backed	62,623	48,052	19,653
Other	25,795	32,633	18,913
State, County & Municipal	16,590	17,376	9,362
Other Investments (FHLB & Other)	5,589	3,935	3,614

	$111,412	$102,855	$53,905

The following table illustrates the contractual maturities and weighted average yields of investment securities Available for Sale held at December 31, 2004. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a tax equivalent basis using a statutory federal income tax rate of 34%. At December 31, 2004, the Company had $1,385,485 carrying value ($1,405,596 of fair value) of State County and Municipal investment securities classified as held to maturity, with an average yield of 7.34% with all securities maturing in the 1-5 year time period. In addition, there was $998,500 carrying value ($998,444 of fair value) of other U.S. agency obligations classified as held to maturity, with an average yield of 2.03% and maturities in the less than 1 year time frame.

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

(In Thousands)

	Investment Securities
	Held to Maturity			Available for Sale
	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
31-Dec-04
U.S. Treasury:
Within 1 Year	$0	0.00%	$0	$808	4.88%	$815
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	0	0.00%	0

	$0	0.00%	$0	$808	4.88%	$815

Mortgage-Backed

Government Agencies:
Within 1 Year	$999	2.03%	$998	$176	5.28%	$177
1 to 5 Years	0	0.00%	0	55,712	3.85%	55,684
5 to 10 Years	0	0.00%	0	5,642	4.07%	5,598
More Than 10 Years	0	0.00%	0	1,106	6.16%	1,164

	$999	2.03%	$998	$62,636	3.91%	$62,623

Other U.S. Government Agencies
Within 1 Year	$0	0.00%	$0	$2,007	5.01%	$2,043
1 to 5 Years	0	0.00%	0	12,941	3.79%	12,916
5 to 10 Years	0	0.00%	0	9,961	4.00%	9,837
More Than 10 Years	0	0.00%	0	0	0.00%	0

	$0	0.00%	$0	$24,909	3.96%	$24,796

State, County and Municipal:
Within 1 Year	$1,035	7.28%	$1,042	$881	5.35%	$883
1 to 5 Years	350	7.42%	364	5,666	5.77%	5,845
5 to 10 Years	0	0.00%	0	6,848	6.50%	7,238
More Than 10 Years	0	0.00%	0	1,154	7.03%	1,239

	$1,385	7.32%	$1,406	$14,549	6.19%	$15,205

Other Investments (FHLB & Other):
Within 1 Year	$0	0.00%	$0	$0	0.00%	$0
1 to 5 Years	0	0.00%	0	0	0.00%	0
5 to 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	5,589	2.50%	5,589

	$0	0.00%	$0	$5,589	2.50%	$5,589

Total Securities:
Within 1 Year	$2,034	4.70%	$2,040	$3,872	5.07%	$3,918
1 to 5 Years	350	7.42%	364	74,319	3.99%	74,445
5 to 10 Years	0	0.00%	0	22,451	4.78%	22,673
More Than 10 Years	0	0.00%	0	7,849	3.68%	7,992

	$2,384	5.10%	$2,404	$108,491	4.17%	$109,028

As of December 31, 2004 and 2003, we had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded 10% of shareholders’ equity.

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2004 were $842.6 million, an increase of 13.4% from $743.3 million at December 31, 2003. Average deposits in 2004 were $780.6 million, an increase of 33% from $586.1 million, during 2003. The average cost of deposits, with non-interest checking accounts factored in, was 1.50% during 2004, down from 1.76% during 2003 and 2.48% for 2002. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source. On an average basis for the year 2004, 13.5% of our deposits were held in non-interest-bearing checking accounts, 23.9% were in lower yielding interest-bearing transaction and savings accounts, and 62.6% were in time certificates with higher yields. Comparable average deposit mix percentages during 2003 were 13.7%, 24.7% and 61.6%, respectively. We hold no deposit funds from foreign depositors. See the discussion on page 29 regarding our liquidity for additional details on the management of our deposit base.

To help generate additional local, low-cost consumer core deposits, we continued a comprehensive marketing program during 2004. The program has been, in our view, extremely successful. For the year ended December 31, 2004, we opened 8,572 new transaction accounts primarily through the efforts of our High Performance Checking campaign.

The following table reflects average balances of deposit categories for the years 2004, 2003, and 2002.

AVERAGE DEPOSITS

(In Thousands)

	Years Ended December 31
	2004	%	2003	%	2002	%
Non-Interest Bearing Demand Deposits	$105,695	13.54%	$80,472	13.73%	$62,575	15.78%
Interest Bearing Demand Deposits	81,385	10.43%	58,498	9.98%	37,606	9.48%
Money Market Accounts	85,886	11.00%	71,802	12.25%	43,270	10.91%
Savings Deposits	19,299	2.47%	14,166	2.42%	8,990	2.27%
Time Deposits of $100,000 or More	195,300	25.02%	117,634	20.07%	83,860	21.15%
Other Time Deposits	293,039	37.54%	243,554	41.55%	160,267	40.41%

	$780,604	100.00%	$586,126	100.00%	$396,568	100.00%

The following table outlines the maturities of time deposits of $100,000 or more as of December 31, 2004, 2003, and 2002.

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

(In Thousands)

	December 31,
	2004	2003	2002
As of the End of Period:
3 Months or Less	$37,573	$35,484	$20,684
Over 3 Months through 6 Months	59,843	21,070	18,215
Over 6 Months through 12 Months	100,918	76,193	29,068
Over 12 Months	35,182	32,137	13,214

	$233,516	$164,884	$81,181

Borrowed Funds

Our interest-bearing sources of borrowed funds at December 31, 2004 totaled $107.5 million. The major component was $67.1 million in various advances from the Federal Home Loan Bank of Atlanta (“FHLB”) under two separate programs. Our first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our banks have pledged residential first-mortgage loans, commercial real estate loans and investment securities as collateral to secure available lines of credit totaling $176.1 million. At December 31, 2004, our lending collateral value was $85.8 million, $66.0 million of which was outstanding. These advances have maturities in varying amounts through March 2011 and interest rates ranging from 1.54% to 4.55%. Our second FHLB program allows for up to $60.0 million in advances to our banks under a warehouse line secured by our loans held for sale. At December 31, 2004, we had $4.6 million in lending collateral value, with $1.1 million in borrowings outstanding under our warehouse line at an interest rate of 2.94%. Total outstanding advances from the FHLB averaged $58.9 million during the year 2004, with an average interest cost of 2.62%. Of the $67.1 million in FHLB advances outstanding at December 31, 2004, $28.3 million, or 42.1%, mature during the year 2005. Another $28.8 million, or 43.0%, mature in 2006, and the remaining $10.0 million, or 14.9%, mature after five years. For the year 2003, FHLB advances averaged $63.4 million with an average interest cost of 2.48%.

We have a line of credit with The Bankers Bank in Atlanta, Georgia totaling $17 million. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary) and Security Bank of Houston County as collateral, and carries a floating interest rate of prime minus 100 basis points. We use the line of credit primarily to provide capital injections as necessary to our subsidiary banks. At December 31, 2004, the outstanding balance on the line of credit was $-0- and $6.5 million at December 31, 2003. The maximum aggregate indebtedness on the line during 2004 was $10 million. Ten million of proceeds from our $19 million common equity offering in May 2004 were used to pay down this line. The average balance of debt under The Bankers Bank line of credit for the year 2004 was $2.5 million at an average rate of 3.05%. For 2003, the average balance was $2.4 million at a cost of 3.72%.

During the fourth quarter of 2002, we formed a Delaware statutory trust subsidiary whose sole purpose was to issue $18.0 million in trust preferred securities (subordinated debentures) through a pool sponsored by FTN Financial Capital Markets. The proceeds from the offering were used to retire holding company debt and to fund our acquisition of Security Bank of Jones County. The average balances [of the trust preferred securities] were $18.6 million in 2004 at interest rates averaging 4.86% and $18.6 million in 2003 at interest rates averaging 4.52%. The trust preferred securities reset quarterly at an interest rate equal the three-month LIBOR rate plus 3.25%.

The following table outlines our various sources of borrowed funds during the years 2004, 2003 and 2002, the amounts outstanding at year-end, at the maximum point for each component during the three years and on average for each year, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the calendar years shown.

BORROWED FUNDS

(In Thousands)

	31-Dec Balance	Maximum Month-End Balance	Average Balance	Interest Expense	Average Interest Rate
For The Year 2004
Federal Home Loan Bank Advances	$67,136	$71,283	$58,924	$1,546	2.62%
Correspondent Bank Line of Credit	0	10,000	2,522	77	3.05%
Securities Sold Under Agreements to Repurchase	5,338	6,786	5,598	56	1.00%
Federal Funds Purchased	16,473	16,473	5,273	89	1.69%
Demand Note U.S. Treasury	0	12	21	0	0.00%
Subordinated Debentures	18,557	18,557	18,557	902	4.86%

Total Borrowed Funds	$107,504	$123,111	$90,895	$2,670	2.94%

For The Year 2003
Federal Home Loan Bank Advances	$52,587	$75,758	$63,368	$1,572	2.48%
Correspondent Bank Line of Credit	6,500	9,000	2,365	88	3.72%
Securities Sold Under Agreements to Repurchase	5,024	5,990	5,200	41	0.79%
Federal Funds Purchased	3,318	20,811	5,072	64	1.26%
Demand Note U.S. Treasury	0	1,046	553	4	0.72%
Subordinated Debentures	18,557	18,557	18,557	839	4.52%

Total Borrowed Funds	$85,986	$131,162	$95,115	$2,608	2.74%

For The Year 2002
Federal Home Loan Bank Advances	$64,500	$71,749	$56,341	$1,776	3.15%
Correspondent Bank Line of Credit	0	9,000	7,464	294	3.94%
Securities Sold Under Agreements to Repurchase	5,521	8,744	6,486	88	1.36%
Federal Funds Purchased	6,458	12,192	4,238	73	1.72%
Demand Note U.S. Treasury	1,274	1,318	1,005	7	0.70%
Subordinated Debentures	18,557	18,557	629	32	4.84%

Total Borrowed Funds	$96,310	$121,560	$76,163	$2,270	2.98%

Capital Resources and Dividends

We place an emphasis on maintaining an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. We continue to exceed all minimum regulatory capital requirements as shown in the table below. Our equity capital of $106.7 million at December 31, 2004 amounts to 10.03% of total assets, compared to 8.3% at December 31, 2003, and 6.88% at December 31, 2002. On average, the equity capital was 9.7% of assets during 2004, compared to 8.1% for 2003 and 7.3% for 2002. The increase in the capital ratios in 2004 was primarily due to the raising of approximately $19 million in new equity capital through a public stock offering we closed in early May with the sale of 676,200 common shares in the open market at a price of $30.25 per share. .

In June 2003, our stock was added to the Russell 2000 Index, recognizing us as one of the largest 3,000 publicly traded companies in the U.S. in terms of market capitalization. Our market capitalization increased from

$158.6 million at the end of 2003 to $233.2 million at the end of 2004, an increase of 47%. The increase in market capitalization was primarily due to our public stock offering discussed above, as well as, an increase of $8.49 per share, or 27%, in our common stock price from December 31, 2003 to December 31, 2004.

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

Current regulatory standards require bank holding companies to maintain a minimum risk-based capital ratio of qualifying total capital to risk weighted assets of 8.0%, with at least 4.0% of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0%. Additionally, the regulatory agencies define a well-capitalized bank as one that has a Tier 1 leverage ratio of at least 5.0%, a Tier 1 capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10%. As of December 31, 2004, we had a Tier 1 leverage ratio of 9.6%, a Tier 1 capital ratio of 10.3%, and a total risk-based capital ratio of 11.4%, and were therefore “well-capitalized” according to all regulatory guidelines. Maintaining these capital levels is crucial to our growth strategy, because the Federal Reserve Bank of Atlanta has indicated that it will not approve any future acquisition whereby the resulting combined company is not “well-capitalized” at the holding company level.

The following table demonstrates capital ratio calculations as of December 31, 2004 and 2003.

CAPITAL RATIOS

(In Thousands)

	December 31,
	2004	2003
As of End of Period:
Tier 1 Capital:
Total Equity Capital	$106,671	$75,809
Less Net Unrealized Gains (Losses) on Available for Sale Securities	353	886
Qualifying Portion of Trust Preferred Securities	18,000	16,636
Less Disallowed Goodwill and Other Intangible Assets	28,579	25,014

Total Tier 1 Capital	95,739	66,545

Tier 2 Capital:
Eligible Portion of Reserve for Loan Losses	10,574	8,999
Qualifying Portion of Trust Preferred Securities	0	1,364
Subordinated and Other Qualifying Debt	0	0

Total Tier 2 Capital	10,574	10,363

Total Risk Based Capital	$106,313	$76,908

	Regulatory Requirement:
			December 31,
	Minimum	Well Capitalized	2004	2003
Total Risk Based Capital Ratio	8.00%	10.00%	11.40%	10.33%
Tier 1 Capital Ratio	4.00%	6.00%	10.27%	8.93%
Tier 1 Capital to Average Assets	4.00%	5.00%	9.58%	7.85%

Cash dividends of $2,483,659, or $0.44 per weighted average common share, were declared and paid during 2004, up from $1,847,129, or $0.40 per share, during 2003 and $1,187,668, or $0.35 per share, in 2002. The ratios of cash dividends paid to net income for these years were 19.9%, 20.2% and 22.6%, respectively. Since the commencement of cash dividend payments in 1992, our board of directors has consistently declared and paid dividends on a quarterly basis.

As of December 31, 2004, $18.0 million of our trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46, however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board is reconsidering its treatment of trust preferred securities as Tier 1 capital and could determine that a smaller maximum Tier 1 classification percentage is appropriate or disallow such classification altogether. Although we cannot predict the ultimate resolution of this issue, we believe our capital ratios will remain at an adequate level to allow us to continue to be “well capitalized” under applicable banking regulations.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2004, we held $104.1 million in bonds (excluding FHLB stock) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although a portion of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs. At December 31, 2004, approximately $76.3 million, or 73.3%, of our available for sale investment portfolio was pledged to secure deposits, repurchase agreements and for other related purposes.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2004 and 2003, our subsidiary banks had $233.5 million and $164.9 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 27.7% and 22.2% of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Our local market deposit sources were not sufficient to fund the strong loan growth trends of Fairfield Financial over the past four years. Our banks supplemented deposit sources with brokered deposits and Internet-based CDs. As of December 31, 2004 the banks reported $125.4 million, or 14.9% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 2.48%. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposits at competitive interest rates when funding is needed. As of December 31, 2004, the banks reported $111.5 million in wholesale CDs, representing 13.2% of total deposits and carrying a weighted average rate of 2.14% at year end.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established multiple borrowing sources to augment our funds management. At the holding company level, we have an unsecured line of credit, and borrowing capacity also exists through the membership of our subsidiary banks in the Federal Home Loan Bank program. At December 31, 2004, we had, at the holding company level, a $17 million line of credit with The Bankers Bank, with $0.0 million outstanding at year-end. This line of credit is secured by the common stock of two of our subsidiary banks and indirectly, the stock of Fairfield Financial. Based on the collateral value of assets pledged to the Federal Home Loan Bank at December 31, 2004 under our two programs for advances, our subsidiary banks had total borrowing capacity of up to $90.4 million, of which $67.1 million was drawn and outstanding at year-end. Our subsidiary banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $95.4 million in capacity at December 31, 2004. $16.5 million of our federal funds lines were in use at year-end. Management believes that the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Interest Rate Risk Management

We have successfully managed the level of our net interest margin since 2001, despite the pressure on our net interest margin from a low interest rate environment. Our net interest margin was 4.24% in 2001, 4.38% in 2002, 4.40% in 2003, and 4.45% in 2004. Since 2002 we have aggressively worked to lower deposit costs to offset lower yields from the loan portfolio. As noted above, we have been successful in generating low cost transaction accounts, as well as selectively alternating between retail CDs, borrowed funds and Internet/brokered CDs to generate the lowest cost funding sources available.

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

Using the current level of market interest rates at December 31, 2004 and using actual pricing experience immediately preceding the projection, our simulation model projects a net interest margin of 4.59% for the twelve-month period ending December 31, 2005. This compares to a net interest margin of 4.45% for the year ended December 31, 2004. Assuming a 100 basis point rise in rates over year-end market levels, the net interest margin is projected to be 4.70% for the 12-month horizon. The net interest margin is projected to be 4.82% and 4.95% for a 200 and 300 basis point rise in rates, respectively, over the same measurement period. The net interest margin is projected to be 4.51% and 4.41% for a 100 and 200 basis point fall in rates, respectively. Our interest rate risk profile shows a fairly balanced position for both rising and falling rates. Our balance sheet as of December 31, 2004 was slightly asset-sensitive. The consensus Blue Chip Economic Forecast at December 31, 2004 called for rising short-term rates over the next twelve months, with long-term rates (beyond 2 years) rising less than short-term rates, which is commonly referred to as a flattening of the yield curve. Accordingly, we are closely monitoring the impact of both a rising rate environment and a flattening of the yield curve.

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheet as of December 31, 2004 and 2003 at various repricing intervals. This gap analysis indicates that we had a relatively matched balance sheet over a one-year time horizon at December 31, 2004, with rate-sensitive assets amounting to 103% of rate-sensitive liabilities. At December 31, 2003, our balance sheet was slightly asset-sensitive over a one-year time horizon, with rate-sensitive assets amounting to 108.7% of rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that the current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(In Thousands)

	December 31, 2004
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (a)	$2,753	$3,199	$74,795	$30,665
Loans, Net of Unearned Income (b)	139,039	254,371	425,038	34,824
Other Earning Assets	20,342	0	0	0

Interest Sensitive Assets	162,134	257,570	499,833	65,489

Deposits (c)	299,844	325,162	98,050	0
Other Borrowings	39,547	23,150	16,250	10,000
Trust Preferred Securities	18,557	0	0	0

Interest Sensitive Liabilities	357,948	348,312	114,300	10,000

Interest Sensitivity Gap	$(195,814)	$(90,742)	$385,533	$55,489

Cumulative Interest Sensitivity Gap	$(195,814)	$(286,556)	$98,977	$154,466

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Sensitive Assets	(19.88)%	(29.09)%	10.05%	15.68%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	45.30%	59.43%	112.06%	118.60%

(In Thousands)

	December 31, 2003
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (a)	$1,670	$3,053	$35,704	$61,075
Loans, Net of Unearned Income (b)	247,406	155,405	271,348	30,831
Other Earning Assets	11,019	0	0	0

Interest Sensitive Assets	260,095	158,458	307,052	91,906

Deposits (c)	188,922	270,242	176,604	0
Other Borrowings	22,829	14,800	13,300	16,500
Trust Preferred Securities	18,557	0	0	0

Interest Sensitive Liabilities	230,308	285,042	189,904	16,500

Interest Sensitivity Gap	$29,787	$(126,584)	$117,148	$75,406

Cumulative Interest Sensitivity Gap	$29,787	$(96,797)	$20,351	$95,757

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Sensitive Assets	3.64%	(11.84)%	2.49%	11.71%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	112.93%	81.22%	102.89%	113.27%

(a)	Excludes the effect of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, consisting of a net unrealized gain of $1,430 in 2003 and $1,449 in 2002. Includes FHLB stock & other equity securities.

(b)	Includes loans held for sale. Nonaccrual loans are excluded.

(c)	For repricing purposes, non-maturity deposits are placed in the "0 up to 3 months" category

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2004.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(In Thousands)

	December 31, 2004
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial and agricultural	$49,170	$37,810	$2,774	$89,754
Real estate-construction	205,657	143,904	589	350,150

Total	$254,827	$181,714	$3,363	$439,904

Loans shown above due after one year:
Having predetermined interest rates				$58,725
Having floating interest rates				126,352

Total				$185,077

Contractual Obligations

As of December 31, 2004, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Federal Home Loan Bank Advances	67,135,516	28,285,516	28,850,000	—	10,000,000
Correspondent Bank Line of Credit	—				—
Subordinated Debentures	18,557,000				18,557,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,205,000	288,946	654,442	261,612	—
Purchase Obligations	—	—	—	—	—
Deferred Compensation	827,598	—	—	—	827,598

Total	87,725,114	28,574,462	29,504,442	261,612	29,384,598

The Federal Home Loan Bank Advances (FHLB) consists of two separate programs. The first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans, commercial real estate loans and investments securities as collateral to secure available lines of credit. The second program allows for advances under a warehouse line secured by our mortgage loans held for sale.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2004:

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

The information required by this Item is located in Item 7 under the heading “Interest Rate Risk Management” beginning on Page 48.

Item 8	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9a	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures provide reasonable assurance of their effectiveness for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures provide reasonable assurance of their effectiveness in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Security Bank Corporation (SBKC) is responsible for establishing and maintaining adequate internal control over financial reporting, SBKC’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

SBKC management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

SBKC’s independent auditors have issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears in Item 8.

/s/ H. AVERETT WALKER
H. AVERETT WALKER Chief Executive Officer

March 10, 2005

/s/ JAMES R. MCLEMORE
JAMES R. McLEMORE Chief Financial and Accounting Officer

March 10, 2005

/s/ HOLLY L. MCDOWELL
HOLLY L. McDOWELL Principal Accounting Officer

March 10, 2005

Item 9b	OTHER INFORMATION

The Company has previously disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004.

Part III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial and accounting officer.

The Security Bank Corporation Code of Ethics is available on the Company’s website at www.securitybank.net.

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

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders

(i) 1999 Incentive Stock Option Plan	65,500	$16.95	-0-

(ii) 2002 Incentive Stock Option Plan	117,000	$20.29	137,750

(iii) 2004 Incentive Stock Option Plan	218,000	$31.43	82,000

Equity compensation plans not approved by security holders

(i) 2003 Restricted Stock Bonus Plan	5,000	-0-	-0-

Total	405,500	$25.81	219,750

*	Figures above are as of December 31, 2004.

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

Part IV

Item 15	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules:

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

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ H. AVERETT WALKER H. AVERETT WALKER, Director	Date: March 15, 2005

/s/ EDWARD M. BECKHAM, II EDWARD M. BECKHAM, II, Director	Date: March 15, 2005

/s/ ALFORD C. BRIDGES ALFORD C. BRIDGES, Director	Date: March 15, 2005

/s/ FRANK H. CHILDS, JR. FRANK H. CHILDS, JR., Director	Date: March 15, 2005

/s/ Thad G. Childs, Jr. THAD G. CHILDS, JR., Director	Date: March 15, 2005

/s/ BENJAMIN W. GRIFFITH, III BENJAMIN W. GRIFFITH, III, Director	Date: March 15, 2005

/s/ ROBERT C. HAM ROBERT C. HAM, Director	Date: March 15, 2005

/s/ RUTHIE G. MCMICHAEL	Date: March 15, 2005
RUTHIE G. McMICHAEL, Director

/s/ ROBERT T. MULLIS	Date: March 15, 2005
ROBERT T. MULLIS, Director

/s/ BEN G. PORTER	Date: March 15, 2005
BEN G. PORTER, Director

/s/ JOHN W. RAMSEY	Date: March 15, 2005
JOHN W. RAMSEY, Director

/s/ ROBERT M. STALNAKER	Date: March 15, 2005
ROBERT M. STALNAKER, Director

/s/ H. CULLEN TALTON, JR.	Date: March 15, 2005
H. CULLEN TALTON, JR., Director

/s/ JOE E. TIMBERLAKE, III	Date: March 15, 2005
JOE E. TIMBERLAKE, III, Director

/s/ LARRY WALKER	Date: March 15, 2005
LARRY WALKER, Director

/s/ RICHARD W. WHITE	Date: March 15, 2005
RICHARD W. WHITE, Director

/s/ RICHARD A. COLLINSWORTH	Date: March 15, 2005
RICHARD A. COLLINSWORTH
Executive Vice President

/s/ JAMES R. MCLEMORE	Date: March 15, 2005
JAMES R. McLEMORE
Chief Financial and Accounting Officer

/s/ JACKIE H. MILLER	Date: March 15, 2005
JACKIE H. MILLER
Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

3.3	Bylaws of SBKC, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

11.1	Statement of Computation of Earnings Per Share.

21.1	Schedule of Subsidiaries of Security Bank Corporation.

23.1	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2004 and 2003.