Form 10-Q
period 2005-03-31
SECURITY BANK CORP
filed 2005-05-10
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

5,878,625 Shares of $1 par value common stock as of May 9, 2005

DOCUMENTS INCORPORATED BY REFERENCE

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	March 31, 2005 (Unaudited)	December 31, 2004
Cash and Balances Due from Depository Institutions	$32,703	$26,862

Interest-Bearing Deposits	7,629	2,858

Federal Funds Sold	10,660	17,484

Investment Securities	107,968	106,494

Federal Home Loan Bank Stock, at Cost	4,735	4,918

Loans Held for Sale	6,384	7,507

Loans	879,134	834,862

Premises and Equipment	18,965	19,105

Other Real Estate	938	1,991

Goodwill	31,852	28,579

Other Assets	15,155	12,825

Total Assets	$1,116,123	$1,063,485

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005 (Unaudited)	December 31, 2004
Deposits	$907,074	$842,558

Other Borrowed Money	90,176	107,504

Other Liabilities	7,905	6,752

Stockholders’ Equity
Common Stock, Par Value $1 per Share; Authorized 10,000,000 Shares, Issued 5,887,859 and 5,829,773, Respectively	5,888	5,830
Paid-In Capital	64,816	62,349
Retained Earnings	41,194	38,545
Restricted Stock – Unearned Compensation	(69)	(76)
Accumulated Other Comprehensive Income, Net of Tax	(531)	353

	111,298	107,001
Treasury Stock, 9,868 Shares, at Cost	(330)	(330)

Total Stockholders’ Equity	110,968	106,671

Total Liabilities and Stockholders’ Equity	$1,116,123	$1,063,485

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2005	2004
Interest Income
Loans, Including Fees	$14,714	$11,301
Federal Funds Sold	87	32
Investment Securities	1,042	985
Other	22	10

	15,865	12,328

Interest Expense
Deposits	4,000	2,681
Federal Funds Purchased	85	4
FHLB Loans	444	322
Repurchase Agreements	27	7
Subordinated Debentures	273	211
Other	8	50

	4,837	3,275

Net Interest Income	11,028	9,053

Provision for Loan Losses	775	720

Net Interest Income After Provision for Loan Losses	10,253	8,333

Noninterest Income
Service Charges on Deposits	1,597	1,476
Securities Gains	—	10
Mortgage Banking Income	960	1,203
Other	957	677

	3,514	3,366

Noninterest Expense
Salaries and Employee Benefits	5,054	4,333
Occupancy and Equipment	846	793
Office Supplies and Printing	155	174
Telephone Expense	191	180
Data Processing	144	109
Marketing Expense	371	326
Securities Losses	6	—
Other	1,696	1,640

	8,463	7,555

Income Before Income Taxes	5,304	4,144

Income Taxes	1,897	1,462

Net Income	$3,407	$2,682

Basic Earnings Per Share	$.58	$.53

Diluted Earnings Per Share	$.57	$.51

Weighted Average Common Shares Outstanding	5,835,685	5,089,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Net Income	$3,407	$2,682

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	(884)	447

Comprehensive Income	$2,523	$3,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Cash Flows from Operating Activities
Net Income	$3,407	$2,682
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation	321	308
Amortization and Accretion	73	34
Provision for Loan Losses	775	720
Securities (Gains) Losses	6	(10)
(Gain) Loss on Sale of Other Real Estate	(28)	16
Unrealized Loss on Other Real Estate	41	18
(Gain) Loss on Sale of Premises and Equipment	—	10
Loans Held for Sale	1,123	3,741
Net Change in Other	(1,299)	(1,082)

	4,419	6,437

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(4,771)	(1,796)
Purchase of Investment Securities Available for Sale	(10,347)	(11,948)
Proceeds from Disposition of Investment Securities
Available for Sale	5,703	18,440
Held to Maturity	1,751	—
Federal Home Loan Bank Stock, Net	184	987
Loans to Customers, Net	(45,745)	(44,049)
Purchase of Premises and Equipment, Net	(185)	(808)
Other Real Estate	1,737	2,521
Goodwill Resulting from Contingent Cash Payments	(910)	(1,868)

	(52,583)	(38,521)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	69,484	19,292
Noninterest-Bearing Customer Deposits	(4,261)	(1,087)
Dividends Paid	(757)	(565)
Federal Funds Purchased and Repurchase Agreements	(9,342)	(975)
Federal Home Loan Bank Notes	(7,986)	4,221
Issuance of Common Stock	43	376

	47,181	21,262

Net Increase (Decrease) in Cash and Cash Equivalents	(983)	(10,822)

Cash and Cash Equivalents, Beginning	44,346	49,894

Cash and Cash Equivalents, Ending	$43,363	$39,072

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing in the 2004 annual report previously filed on Form 10-K.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first fiscal year beginning after June 15, 2005. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation. For this reason, the implementation of SFAS No. 123R (revised 2004) will not have an impact on the Company.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $1,544,000. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and there was no impact to the Company’s financial condition, results of operations or cash flows as no loans were purchased in the first quarter of 2005.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the period ended March 31, 2005 includes approximately $960,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of March 31, 2005 are comprised of the following:

($ in Thousands)
Commercial	$82,643
Real Estate-Construction	384,208
Real Estate-Other	385,051
Installment Loans to Individuals for Personal Expenditures	36,627
All Other	3,047

891,576
Allowance for Loan Losses	(11,357)
Unearned Interest and Fees	(1,085)

$879,134

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three months ended March 31, 2005 under the requirements of SFAS No. 128:

Three Months Ended March 31, 2005
Basic Earnings Per Share
Net Income Per Common Share	$0.58
Weighted Average Common Shares	5,835,685

Diluted Earnings Per Share
Net Income Per Common Share	$0.57
Weighted Average Common Shares	5,985,112

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $40.8580 for the three-month period ended March 31, 2005. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Prior to that date, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans prior to January 1, 2002. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. As a result of the implementation of SFAS No. 123 in 2002 for prospective awards, $119,607 and $5,213 of compensation expense was recorded during the first quarter of 2005 and 2004, respectively. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25. During the first quarter of 2005 and 2004, there was no vesting of stock options under the plans accounted for under Opinion 25. For this reason, no proforma disclosures as required under Opinion 25 are presented.

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

The following table presents the Company’s loan loss experience on all loans for the three months ended March 31:

	($ in Thousands)
	2005	2004
Allowance for Loan Losses, January 1	$10,903	$9,407

Charge-Offs
Commercial, Financial and Agricultural	(153)	(17)
Real Estate - Mortgage	(139)	(370)
Consumer	(168)	(340)

	(460)	(727)

Recoveries
Commercial, Financial and Agricultural	41	4
Real Estate - Mortgage	8	1
Consumer	90	207

	139	212

Net Charge-Offs	(321)	(515)

Provision for Loan Losses	775	720

Allowance for Loan Losses, March 31	$11,357	$9,612

Ratio of Net Charge-Offs to Average Loans	(0.04)%	(0.07)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Derivative Financial Instruments (Continued)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of March 31, 2005 as the effects did not have a material effect upon the consolidated financial statements.

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

Investment securities as of March 31, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Securities Available for Sale
U.S. Treasuries	$505	$3	$—	$508
U.S. Government Agencies
Mortgage Backed	64,455	174	(861)	63,768
Other	28,394	40	(634)	27,800
State, County and Municipal	14,122	513	(49)	14,586
Other Securities	671	—	—	671

	$108,147	$730	$(1,544)	$107,333

Securities Held to Maturity
State, County and Municipal	$635	$12	$—	$647

Unrealized holding losses, net of tax, on securities available for sale in the amount of $(531,000) have been credited to stockholders’ equity as of March 31, 2005.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following as of March 31, 2005:

($ in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (FHLB) have maturities in varying amounts through March 23, 2011 and interest rates ranging from 1.69 percent to 4.55 percent. Residential first mortgage loans, commercial real estate loans and investment securities are pledged as collateral for the FHLB advances.	$58,000

Advances under the line of credit with The Bankers Bank mature March 21, 2015 with interest rates on $14 million at prime minus 100 basis points and $3 million at prime minus 50 basis points. All shares of stock owned by the Company in Security Bank of Bibb County and Security Bank of Houston County are pledged as collateral on the line of credit. The Company had available line of credit totaling $17,000,000, of which $15,850,000 was available.	1,150

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2005, the floating-rate securities had a 5.80 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets but, subject to certain limitations, qualify as Tier 1 capital for regulatory purposes.

18,557

Federal Funds Purchased	6,837

Securities Sold Under Agreement to Repurchase	5,632

Total Borrowed Money	$90,176

Maturities of all FHLB and The Bankers Bank advances for each of the ensuing years are as follows:

Year	Amount
2005	$23,150
2006	16,250
2007	8,600
Thereafter	11,150

Total	$59,150

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money (Continued)

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Security Bank Statutory Trust I. The implementation of this interpretation resulted in SBKC’s $557,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $8,075 and $6,223 as of March 31, 2005 and 2004, respectively.

(8) Deposits

Components of deposits as of March 31, 2005 are as follows:

$ in Thousands
Demand	$115,241
Interest-Bearing Demand	211,043
Savings	21,421
Time, $100,000 and Over	272,354
Other Time	287,015

$907,074

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of March 31, 2005, the Company had $166,850,000 in brokered deposits compared to $125,387,000 at December 31, 2004.

(9) Stockholders’ Equity

In 1999, the board of directors of Security Bank Corporation adopted an incentive stock option plan which authorizes 125,000 shares to be granted to certain officers and key employees. Those officers and key employees are granted the right to purchase shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 73,500 options were granted at the price of $18.50 per share and an additional 10,000 options were granted at $17.94 per share in September 1999. An additional 25,500 options were granted at $13.00 per share in August 2000 under this same plan. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent for each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year.

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan, 105,000 options were granted in May 2002 at $19.51 per share, 7,500 were granted at $22.80 in November 2002, an additional 5,000 options were granted at $23.50 in December 2002 and an additional 3,500 options were granted at $33.00 in August 2003. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $1.03 each year. If the maximum diluted earnings per share of $1.45 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $1.57 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

During the second quarter of 2004, the board of directors of Security Bank Corporation adopted another performance based incentive stock option plan, which calls for adjustments to earnings per share based on the impact of the 2004 common stock offering. Under this plan, 218,000 options were granted in May 2004 at $31.43 per share. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in adjusted earnings per share over the base year diluted earnings of $1.92. If the maximum adjusted diluted earnings per share of $2.70 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for three executive officers based on the same requirements except the adjusted diluted earnings per share must increase 15 percent a year to a maximum of $2.92 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance of 2004. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the three months ended March 31, 2005 follows:

Incentive Stock Options
Outstanding, December 31, 2004	400,500

Granted	—
Canceled	—
Exercised	—

Outstanding, March 31, 2005	400,500

Eligible to be Exercised, March 31, 2005	87,544

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

The Company’s actual ratios as of March 31, 2005 are as follows:

	Actual			Security Bank Corporation (Consolidated)
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County
Tier 1 Capital Ratio	9.21%	9.59%	11.50%	10.02%
Total Capital Ratio	10.29	10.82	12.75	11.16
Leverage Ratio	9.33	8.26	9.08	9.29

(10) Noncash Investing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2005	2004
Acquisition of Real Estate through Loan Foreclosure	$784,000	$804,000

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Other Comprehensive Income

For the three months ended March 31, 2005, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Losses Arising During Quarter	$(1,357)	$(469)	$(888)
Reclassification Adjustment	6	2	4

Net Unrealized Loss	$(1,351)	$(467)	$(884)

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

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2004 were equated to 30 percent of Fairfield Financial Services, Inc.’s earnings for the year. Stock payments for 2004 were based on 70 percent of 2004 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 75,000. The maximum number of shares under the agreement cannot exceed 300,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2005 as a result of 2004 earnings is a combination of cash and stock totaling approximately $3,273,000.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. As of March 31, 2005, $170,415 of the deposit premium was accreted to interest expense. The Company amortized $4,417 of the premises and equipment premium and $42,790 of the core deposit intangibles during the three-months ended March 31, 2005. Goodwill of $20,964,250 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

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

(14) Subsequent Events

At the annual shareholders’ meeting, held on April 28, 2005, shareholders approved to amend the articles of incorporation to increase the number of authorized shares of common stock from 10 million shares to 25 million shares.

On January 19, 2005, Security Bank Corporation announced the signing of a definitive agreement to acquire SouthBank, a community bank located in Woodstock, Georgia. SouthBank, with approximately $113.7 million in total assets, $93.3 million in deposits and $13.8 million in stockholders’ equity as of December 31, 2004, operates a full service banking office and two loan production offices in the fastest growing northern metro-Atlanta counties of Cherokee, Paulding and Forsyth.

The transaction is valued at approximately $32.2 million and is expected to be completed May 31, 2005, subject to approval by SouthBank stockholders and state and federal regulators.

On April 18, 2005, Security Bank Corporation paid an escrow deposit towards the purchase of land for a future branch location in Macon, GA. The total purchase price for the land will be $750,000. The Company has identified other locations in Bibb County for possible future branch locations however, at this time, no contracts have been signed.

On May 4, 2005, Security Bank Corporation announced a two-for-one split of the company’s common stock, payable on May 27, 2005 in the form of a 100% stock dividend to shareholders of record on May 16, 2005. Each shareholder of record at the close of business on May 16th will receive one additional share for every outstanding share held on the record date, and trading will begin on a split-adjusted basis on May 31st.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three-month periods ended March 31, 2005 and 2004. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates eight full-service banking offices and one-limited service office in Macon, Georgia. The bank also operates one full-service banking office in Brunswick, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SBKC acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interest stock swap transaction. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County (SB-Houston) and now operates as a wholly-owned subsidiary of SBKC, with four full-service banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (Fairfield). The purchase transaction involved a combination of SBKC stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Warner Robins, Richmond Hill, Columbus, Rincon, Gray, Pooler, Brunswick, and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

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

As of March 31, 2005, SBKC had 317 employees on a full-time equivalent basis.

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

SBKC’s net income for the three-month period ended March 31, 2005 was $3,407,000 or $0.57 diluted earnings per share compared to $0.51 or $2,682,000 for the same period of the preceding year. The increase in net income for the three-month period ended March 31, 2005 primarily relates to the growth in the loan portfolio and core deposits in addition to the Company’s success in controlling expenses.

Annualized return on average assets of 1.26 percent and 1.18 percent was recorded for the three-month periods ended March 31, 2005 and 2004. Return on average equity of 12.64 percent was recorded for the three-month period ended March 31, 2005 compared to 13.81 percent for the same period in 2004.

At March 31, 2005, total assets were $1,116,123,000 compared to $1,063,485,000 at December 31, 2004. At March 31, 2004, total assets were $936,848,000 compared to $911,269,000 at December 31, 2003. Total interest-earning assets increased $42,842,000 or 4.3 percent to $1,028,424,000 at March 31, 2005 from $985,582,000 at December 31, 2004. The increases in total assets and interest-earning assets compared to December 31, 2004 are primarily due to increases in loan volumes, mainly in real estate–construction and real estate-mortgage loans.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits increased approximately $10,612,000 or 36 percent to $40,332,000 at March 31, 2005 from $29,720,000 at December 31, 2004. Federal funds sold decreased by $6,824,000 to $10,660,000 at March 31, 2005 from $17,484,000 at December 31, 2004. The causes of these changes are most evident in the analysis of cash flows from investing activities, which reports cash outflows of approximately $52,583,000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have increased $1,474,000 or 1.4 percent since December 31, 2004 when investment securities totaled $106,494,000. As of March 31, 2005, investment securities were $107,968,000. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $890,491,000 at March 31, 2005, an increase of $44,726,000 or 5.3 percent (21 percent on an annualized basis) from $845,765,000 at December 31, 2004. Our Company continues to experience good growth in its loan portfolio, particularly in real estate construction loans. Loans held for sale decreased $1,123,000 or 15.0 percent from $7,507,000 at December 31, 2004 to $6,384,000 at March 31, 2005, primarily as a result of a decline in mortgage refinance activity.

Nonperforming Assets

Our Company’s total nonperforming assets were $6,699,000 or 0.60 percent of total assets at March 31, 2005 compared to $8,205,000 or 0.77 percent at December 31, 2004. Nonperforming loans decreased $453,000 or 7.3 percent to $5,761,000 from $6,214,000 at December 31, 2004. The amount of other real estate owned that was held by our Company on March 31, 2005 totaled $938,000, a decrease of $1,053,000 since December 31, 2004.

The following table presents our nonperforming assets as of March 31, 2005:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$5,761
Loans Past Due 90 Days or More and Still Accruing Interest	—
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	5,761

Other Real Estate Owned	938

Total Nonperforming Assets	$6,699

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Deposits

Total deposits increased $64,516,000 or 7.7 percent (31 percent on an annualized basis) from $842,558,000 at December 31, 2004 to $907,074,000 at March 31, 2005. This increase is due to an increase of $30,258,000 in interest-bearing demand and savings accounts and $39,585,000 in brokered and wholesale certificates of deposit. The increases are offset by decreases of $1,066,000 and $4,261,000 in local certificates of deposit and demand deposits, respectively. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $90,176,000 as of March 31, 2005, a decrease of 16.1 percent (64 percent on an annualized basis) since December 31, 2004 when borrowed money totaled $107,504,000. Borrowings from the FHLB amounted to $58,000,000 or 64 percent of total borrowed money as of March 31, 2005. Borrowings are typically used to fund loan requests. A line of credit at The Bankers Bank, with available credit totaling $17,000,000, had an outstanding balance of $1,150,000 at March 31, 2005. This line of credit is primarily used to provide capital injections as necessary to our subsidiary banks.

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

Equity

At March 31, 2005, total equity was $110,968,000 or 9.9 percent of total assets compared to $106,671,000 or 10.0 percent of total assets as of December 31, 2004. Total equity increased approximately $2,363,000 due to the stock portion of the 2003 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services. The remaining increase is due to the retention of net income during the period, net of dividends paid.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations

Net Income

Our Company’s net income increased 27 percent to $3,407,000 for the three months ended March 31, 2005, compared to $2,682,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans from $719,650,000 at March 31, 2004 to $879,245,000 at March 31, 2005, coupled with the Company’s success in controlling expenses.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.50 percent for the three-month period ended March 31, 2005 compared to 4.41 for the same three-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our Company’s effective use of external debt and noncore deposits, coupled with focused marketing efforts to grow low-cost core deposits.

Total interest income increased to $15,865,000 for the three-month period ended March 31, 2005, from $12,328,000 during the comparable prior year period. The increase is the result of continued growth in the Company’s loan portfolio.

Total interest expense increased 48 percent for the three months ended March 31, 2005 compared to the prior period ended March 31, 2004. The increase is primarily due to an increase in average interest-bearing liabilities of 18.7 percent compared to the prior period, most of which was a result of the Bank of Gray acquisition. The increase in interest expense is primarily a result of the rising interest rate environment as apparent in the following rate-volume analysis.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended March 31:

	2005			2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$874,078	$14,641	6.79%	$713,365	$11,208	6.32%
Loans Held for Sale	5,167	73	5.73	6,285	92	5.89

Total Loans	879,245	14,714	6.79	719,650	11,300	6.32

Investment Securities
Taxable	92,528	883	3.87	81,036	778	3.86
Tax-Exempt, Tax Equivalent Basis	15,146	241	6.45	16,279	270	6.67

Total Investment Securities	107,674	1,124	4.23	97,315	1,048	4.33

Interest-Bearing Deposits in Other Banks	1,791	14	3.17	1,386	4	1.16

Federal Funds Sold	11,381	87	3.10	12,065	32	1.07

Other Interest-Earning Assets	557	8	5.82	3,824	35	3.68

Total Interest-Earning Assets	1,000,648	15,947	6.46	834,240	12,419	5.99

Noninterest-Earning Assets
Cash	30,996			25,874
Allowance for Loan Losses	(11,089)			(9,261)
Other Assets	61,948			56,889

Total Noninterest-Earning Assets	81,855			73,502

Total Assets	$1,082,503			$907,742

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$216,154	$598	1.12	$176,699	$282	0.64
Other Time	544,114	3,403	2.54	464,834	2,397	2.07

Total Interest-Bearing Deposits	760,268	4,001	2.13	641,533	2,679	1.68

Other Interest-Bearing Liabilities
Debt	63,648	451	2.87	58,200	372	2.57
Subordinated Debentures	18,557	273	5.97	18,557	211	4.57
Funds Purchased and Securities
Under Agreement to Repurchase	17,256	112	2.63	5,821	12	0.83

Total Other Interest-Bearing Liabilities	99,461	836	3.41	82,578	595	2.90

Total Interest-Bearing Liabilities	859,729	4,837	2.28	724,111	3,274	1.82

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	108,057			100,232
Other Liabilities	6,925			5,732
Stockholders’ Equity	107,792			77,667

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	222,774			183,631

Total Liabilities and Stockholders’ Equity	$1,082,503			$907,742

Interest Rate Spread			4.18%			4.17%

Net Interest Income		$11,110			$9,145

Net Interest Margin			4.50%			4.41%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Changes From 2004 to 2005 (1)
Rate/Volume Analysis	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$2,520	$894	$3,414

Investment Securities
Taxable	111	(6)	105
Tax-Exempt	(19)	(10)	(29)

Total Investment Securities	92	(16)	76

Interest-Bearing Deposits in Other Banks	1	9	10

Funds Sold	(2)	57	55

Other Interest-Earning Assets	(30)	3	(27)

Total Interest Income	2,581	947	3,528

Interest Expense
Interest-Bearing Demand and Savings Deposits	63	253	316
Time Deposits	411	595	1,006
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	24	76	100
Subordinated Debentures	—	62	62
Other Debt	35	44	79

Total Interest Expense	533	1,030	1,563

Net Interest Income	$2,048	$(83)	$1,965

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

Our Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. For the three-month period ended March 31, 2005, the provision for loan losses totaled $775,000 compared to $720,000 for the same period ended March 31, 2004.

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

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2005 totaled $3,514,000 compared to $3,366,000 for the comparable prior period. Mortgage origination fees for the three months ended March 31, 2005 totaled $960,000 compared to $1,203,000 for the comparable prior period. This decrease was primarily due to the decline in mortgage refinance activity. Service charges on deposits increased 8.2 percent for the three-month period ended March 31, 2005 compared to the prior period ended March 31, 2004. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $908,000 or 12.0 percent for the three months ended March 31, 2005 over the same period in 2004. Additionally, salaries and employee benefits represent $721,000 with the balance of the increases spread over various expense categories.

Income Taxes

Income tax expense totaled $1,897,000 for the three-month period ended March 31, 2005, compared to $1,462,000 for the same period ended March 31, 2004. These amounts resulted in the effective tax rates of approximately 36 percent and 35 percent for 2005 and 2004, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $110,968,000 due to the retention of earnings, net of dividends paid and additional stock purchases. Unrealized losses on investment securities available for sale net of taxes totaled $531,000 at March 31, 2005. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 11.16 percent at March 31, 2005. Our Company’s Tier 1 risk-based capital ratio was 10.02 percent at March 31, 2005.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 9.29 percent at March 31, 2005.

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

At March 31, 2005, each of the subsidiary banks were in compliance with established guidelines.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of March 31, 2005, SBKC held $107,333,000 in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2004, the available for sale bond portfolio totaled $104,110,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans held for sale to deposits of 98.88 percent as of March 31, 2005 and 101.27 percent at December 31, 2004. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans held for sale to all funding sources (including Trust Preferred Securities) at March 31, 2005 and December 31, 2004 were 90.04 percent and 89.92 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2005 and December 31, 2004, the banks had $272,354,000 and $233,516,000 in certificates of deposit of $100,000 or more. These larger deposits represented 30.03 percent and 27.71 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of March 31, 2005, the banks reported $166,850,000, or 18.39 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Contractual Obligations

As of March 31, 2005, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$58,000,000	$41,550,000	$6,450,000	$—	$10,000,000
Correspondent Bank Line of Credit	1,150,000	1,150,000	—	—	—
Subordinated Debentures	18,557,000	—	—	—	18,557,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,135,165	216,710	465,118	300,708	152,629
Purchase Obligations	—	—	—	—	—
Deferred Compensation	844,505	—	—	—	844,505

	$79,686,670	$42,916,710	$6,915,118	$300,708	$29,554,134

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2005 and December 31, 2004 approximated $260,071,000 and $233,136,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $2,184,000 as of March 31, 2005 and $2,266,000 as of December 31, 2004 and commitments under performance standby letters of credit of $7,774,000 and $7,672,000 for the corresponding periods.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Other Information

In connection with its planned combinations with R.J. Reynolds Tobacco Co., Brown & Williamson Tobacco Corp. (B&W) announced plans in October 2003 to close its plant in Macon, Georgia. The plant closing is currently projected to occur over the next 9-15 months. The plant currently employs approximately 2,100 workers. The Macon MSA has a nonagricultural employment base of approximately 148,000, or approximately 1.4 percent of the total. We cannot quantify the potential impact of the plant’s closure on the local economy, but believe the impact will be substantial. We are currently reviewing the potential impact of the closure on our results of operations and financial condition, including the potential impact on credit quality. Management believes there are a number of factors that will reduce or mitigate the impact of the closure on our results of operations and financial conditions. We have extensive operations in markets outside of Macon in Houston, Jones and Glynn Counties, Georgia. These counties are currently experiencing significant growth. In addition, the lending operations of Fairfield are in large measure geographically dispersed outside the Macon market area.

It is anticipated that no later than May 16, 2005, Secretary of Defense Donald Rumsfeld and the BRAC Commission (Base Closure & Realignment Commission) will announce its recommendations for base closure and realignment. Robins Air Force is located in Houston County and employs almost 14,000 residents of that county. Surrounding counties also have residents commuting to the base, including Bibb County, which has more than 2,200 residents. If Robins Air Force Base is on the list for recommended closure or realignment, then the impact to Houston County and the Middle Georgia economy could be very negative. As in previous rounds of base closure and realignment, the Department of Defense intends to offer assistance to communities with the re-use and redevelopment of closed or realigned military installations.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

Interest Rate Sensitivity

	March 31, 2005
	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$7,629	$—	$7,629	$—	$—	$7,629
Federal Funds Sold	10,660	—	10,660	—	—	10,660
Investment Securities	381	3,157	3,538	67,977	41,188	112,703
Loans, Net of Unearned Income	486,018	119,939	605,957	268,379	16,155	890,491
Other Earning Assets	6,384	—	6,384	—	557	6,941

Total Interest Earning Assets	511,072	123,096	634,168	336,356	57,900	1,028,424

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	211,043	—	211,043	—	—	211,043
Savings (1)	21,421	—	21,421	—	—	21,421
Time Deposits	120,771	317,690	438,461	120,908	—	559,369
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	12,469	—	12,469	—	—	12,469
Other Borrowings	16,750	25,950	42,700	6,450	10,000	59,150
Subordinated Debentures	18,557	—	18,557	—	—	18,557

Total Interest-Bearing Liabilities	401,011	343,640	744,651	127,358	10,000	882,009

Interest Sensitivity Gap	$110,061	$(220,544)	$(110,483)	$208,998	$47,900	$146,415

Cumulative Interest Sensitivity Gap	$110,061	$(110,483)	$(110,483)	$98,515	$146,415	$146,415

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earnings Assets	10.70%	(10.74)%	(10.74)%	9.58%	14.24%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	127.45%	85.16%	85.16%	111.30%	116.60%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within three months or less.

PART I, ITEM 4

Controls and Procedures

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Act) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. Averett Walker, and Chief Financial and Accounting Officer, James R. McLemore, Jr. have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted as of the end of the period covered by this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the dates of Mr. Walker’s and Mr. McLemore’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

PART II

Other Information

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended March 31, 2005.

PART II (CONTINUED)

Other Information

ITEM 5

Other Information

Not Applicable.

ITEM 6 EXHIBITS

(a)	The following is a list of exhibits including items incorporated by reference

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

3.3	Form of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s definitive proxy statement on Schedule 14A (File No. 000-23261 (filed with the Commission on March 25, 2004).

3.4	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS (Continued)

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.9	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s definitive proxy Statement (File No. 000-23261) filed with the Commission March 25, 2004).

10.10	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s definitive proxy Statement (File No. 000-23261) filed with the Commission March 25, 2004).

11.1	Statement of Computation of Net Income Per Share.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker Chief Executive Officer

Date:	May 10, 2005

/s/ Holly L. McDowell
Holly L. McDowell Principal Accounting Officer

Date:	May 10, 2005