Form 10-Q
period 2005-06-30
SECURITY BANK CORP
filed 2005-08-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,890,961 Shares of $1 par value common stock as of August 8, 2005

DOCUMENTS INCORPORATED BY REFERENCE

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	June 30, 2005 (Unaudited)	December 31, 2004
Cash and Balances Due from Depository Institutions	$34,922	$26,862

Interest-Bearing Deposits	2,407	2,858

Federal Funds Sold	42,177	17,484

Investment Securities	117,157	106,494

Federal Home Loan Bank Stock, at Cost	5,606	4,918

Loans Held for Sale	7,413	7,507

Loans	1,028,461	834,862

Premises and Equipment	22,308	19,105

Other Real Estate	1,467	1,991

Goodwill	50,507	28,579

Other Assets	17,204	12,825

Total Assets	$1,329,629	$1,063,485

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005 (Unaudited)	December 31, 2004
Deposits	$1,074,087	$842,558

Other Borrowed Money	99,721	107,504

Other Liabilities	18,802	6,752

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 25,000,000 Shares, Issued 12,871,376 and 11,659,546 Shares, Respectively	12,871	11,660
Paid-In Capital	86,128	62,349
Retained Earnings	38,711	33,045
Restricted Stock – Unearned Compensation	(63)	(76)
Accumulated Other Comprehensive Income, Net of Tax	32	353

	137,679	107,331
Treasury Stock, 19,736 Shares, at Cost	(660)	(660)

Total Stockholders’ Equity	137,019	106,671

Total Liabilities and Stockholders’ Equity	$1,329,629	$1,063,485

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2005	2004
Interest Income
Loans, Including Fees	$16,996	$12,127
Federal Funds Sold	88	16
Investment Securities	1,150	903
Other	51	11

	18,285	13,057

Interest Expense
Deposits	5,218	2,656
Federal Funds Purchased	89	30
FHLB Loans	501	360
Repurchase Agreements	36	10
Subordinated Debentures	304	211
Other	14	27

	6,162	3,294

Net Interest Income	12,123	9,763

Provision for Loan Losses	804	718

Net Interest Income After Provision for Loan Losses	11,319	9,045

Noninterest Income
Service Charges on Deposits	1,858	1,634
Other Service Charges, Commissions and Fees	—	8
Mortgage Banking Income	1,170	1,284
Other	1,286	714

	4,314	3,640

Noninterest Expense
Salaries and Employee Benefits	5,598	4,621
Occupancy and Equipment	906	855
Office Supplies and Printing	166	174
Telephone Expense	209	180
Data Processing	166	138
Marketing Expense	373	241
Other	1,908	1,737

	9,326	7,946

Income Before Income Taxes	6,307	4,739

Income Taxes	2,397	1,729

Net Income	$3,910	$3,010

Basic Earnings Per Share	$.32	$.27

Diluted Earnings Per Share	$.32	$.27

Dividends Per Share	$.07	$.06

Weighted Average Common Shares Outstanding	12,047,652	11,157,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Net Income	$3,910	$3,010

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Gains (Losses)	563	(1,558)

Comprehensive Income	$4,473	$1,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2005	2004
Interest Income
Loans, Including Fees	$31,710	$23,428
Federal Funds Sold	175	48
Investment Securities	2,192	1,888
Other	73	20

	34,150	25,384

Interest Expense
Deposits	9,218	5,337
Federal Funds Purchased	174	34
FHLB Loans	945	682
Repurchase Agreements	63	17
Subordinated Debentures	577	422
Other	22	76

	10,999	6,568

Net Interest Income	23,151	18,816

Provision for Loan Losses	1,579	1,438

Net Interest Income After Provision for Loan Losses	21,572	17,378

Noninterest Income
Service Charges on Deposits	3,455	3,110
Other Service Charges, Commissions and Fees	—	12
Securities Gains	—	10
Mortgage Banking Income	2,130	2,487
Other	2,243	1,392

	7,828	7,011

Noninterest Expense
Salaries and Employee Benefits	10,652	8,954
Occupancy and Equipment	1,752	1,648
Office Supplies and Printing	321	348
Telephone Expense	400	360
Data Processing	310	247
Marketing Expense	744	567
Securities Losses	6	—
Other	3,604	3,382

	17,789	15,506

Income Before Income Taxes	11,611	8,883

Income Taxes	4,294	3,191

Net Income	$7,317	$5,692

Basic Earnings Per Share	$0.62	$0.53

Diluted Earnings Per Share	$0.62	$0.51

Dividends Per Share	$.13	$.11

Weighted Average Common Shares Outstanding	11,861,545	10,667,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Net Income	$7,317	$5,692

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Losses	(321)	(1,111)

Comprehensive Income	$6,996	$4,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Cash Flows from Operating Activities
Net Income	$7,317	$5,692
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation	728	680
Amortization and Accretion	159	89
Provision for Loan Losses	1,579	1,438
Securities Losses (Gains)	6	(10)
(Gain) Loss on Sale of Other Real Estate	(1)	13
Unrealized Loss on Other Real Estate	33	30
Loss on Sale of Premises and Equipment	—	5
Loans Held for Sale	94	2,566
Net Change in Other	8,925	(141)

	18,840	10,362

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	844	(929)
Purchase of Investment Securities Available for Sale	(10,058)	(33,072)
Proceeds from Disposition of Investment Securities Available for Sale	10,846	26,515
Held to Maturity	936	—
Federal Home Loan Bank Stock, Net	308	399
Loans to Customers, Net	(89,469)	(85,654)
Premises and Equipment, Net	(1,037)	(1,676)
Other Real Estate	2,349	2,918
Goodwill Resulting from Contingent Cash Payments	(910)	(1,868)
Cash Received in Business Acquisition, Net	2,035	—

	(84,156)	(93,367)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	117,291	48,356
Noninterest-Bearing Customer Deposits	(3,531)	1,727
Dividends Paid	(1,592)	(1,204)
Federal Funds Purchased and Repurchase Agreements	(16,098)	758
Federal Home Loan Bank Notes	1,914	6,367
Issuance of Common Stock	85	19,343

	98,069	75,347

Net Increase (Decrease) in Cash and Cash Equivalents	32,753	(7,658)

Cash and Cash Equivalents, Beginning	44,346	49,894

Cash and Cash Equivalents, Ending	$77,099	$42,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include Security Bank Corporation (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank), located in Macon, Georgia; Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia; Security Bank of Jones County (formerly Bank of Gray) located in Gray, Georgia and Security Bank of North Metro (formerly SouthBank) located in Woodstock, Georgia (the Banks). The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing and in the 2004 annual report previously filed on Form 10-K.

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

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At June 30, 2005, gross unrealized losses on available for sale securities were $728,000. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and there was no impact to the Company’s financial condition, results of operations or cash flows during the six months ended June 30, 2005.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Security Bank Corporation does not anticipate this revision will have a material effect on its financial statements.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the six-month period ended June 30, 2005 includes approximately $2,130,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of June 30, 2005 are comprised of the following:

($ in Thousands)
Commercial	$90,125
Real Estate-Construction	464,967
Real Estate-Other	449,625
Installment Loans to Individuals for Personal Expenditures	36,033
All Other	2,598

1,043,348
Allowance for Loan Losses	(13,264)
Unearned Interest and Fees	(1,623)

$1,028,461

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2005 under the requirements of SFAS No. 128:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Basic Earnings Per Share
Net Income Per Common Share	$0.62	$0.32
Weighted Average Common Shares	11,861,545	12,047,652

Diluted Earnings Per Share
Net Income Per Common Share	$0.62	$0.32
Weighted Average Common Shares	12,181,041	12,374,075

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $21.2829 and $20.9963 for the three- and six-month periods ended June 30, 2005. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Prior to that date, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans prior to January 1, 2002. In adopting SFAS 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS 123 prospectively to all new awards. As a result of the implementation of SFAS No. 123 in 2002 for prospective awards, $119,607 and $239,214 of compensation expense was recorded during the three and six month periods ended June 30, 2005, respectively, compared to $81,039 and $86,252 for the same periods in the prior year. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25.

During the second quarter of 2004, there were options granted prior to 2002 that vested. If compensation expense for these awards were determined on the basis of SFAS 123, net income and earnings per share would have been reduced as shown in the proforma information presented hereafter:

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)

	Six Months Ended as of June 30		Three Months Ended as of June 30
	2005	2004	2005	2004
Net Income
As Reported	$7,317	$5,692	$3,910	$3,010
Proforma	7,317	5,638	3,910	2,956

Basic Earnings Per Share
As Reported	0.62	0.53	0.32	0.27
Proforma	0.62	0.53	0.32	0.27

Diluted Earnings Per Share
As Reported	0.62	0.51	0.32	0.27
Proforma	0.62	0.51	0.32	0.26

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three months ended June 30:

	($ in Thousands)
	2005	2004
Allowance for Loan Losses, April 1	$11,357	$9,612

Charge-Offs
Commercial, Financial and Agricultural	(147)	(32)
Real Estate - Mortgage	(59)	(126)
Consumer	(200)	(295)

	(406)	(453)

Recoveries
Commercial, Financial and Agricultural	10	57
Real Estate - Mortgage	1	44
Consumer	78	118

	89	219

Net Charge-Offs	(317)	(234)

SouthBank Acquisition	1,420	—

Provision for Loan Losses	804	718

Allowance for Loan Losses, June 30	$13,264	$10,096

Ratio of Net Charge-Offs to Average Loans	(0.03)%	(0.03)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the six months ended June 30:

	($ in Thousands)
	2005	2004
Allowance for Loan Losses, January 1	$10,903	$9,407

Charge-Offs
Commercial, Financial and Agricultural	(300)	(49)
Real Estate – Mortgage	(198)	(496)
Consumer	(368)	(635)

	(866)	(1,180)

Recoveries
Commercial, Financial and Agricultural	51	61
Real Estate – Mortgage	9	45
Consumer	168	325

	228	431

Net Charge-Offs	(638)	(749)

SouthBank Acquisition	1,420	—

Provision for Loan Losses	1,579	1,438

Allowance for Loan Losses, June 30	$13,264	$10,096

Ratio of Net Charge-Offs to Average Loans	(0.07)%	(0.10)%

(5) Derivative Financial Instruments

On July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Derivative Financial Instruments (Continued)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of June 30, 2005 as the effects did not have a material effect on the consolidated financial statements.

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

Investment securities as of June 30, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Securities Available for Sale
U.S. Treasuries	$503	$2	$—	$505
U.S. Government Agencies
Mortgage Backed	67,291	232	(530)	66,993
Other	34,504	30	(190)	34,344
State, County and Municipal	14,170	512	(8)	14,674
Other Securities	191	—	—	191

	$116,659	$776	$(728)	$116,707

Securities Held to Maturity
State, County and Municipal	$450	$—	$9	$459

Unrealized holding gains, net of tax, on securities available for sale in the amount of $32,000 have been credited to stockholders’ equity as of June 30, 2005.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following as of June 30, 2005:

($ in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (FHLB) have maturities in varying amounts through March 23, 2011 and interest rates ranging from 1.74 percent to 4.55 percent. Residential first mortgage loans, commercial real estate loans and investment securities are pledged as collateral for the FHLB advances.	$72,300

Advances under the line of credit with The Bankers Bank mature March 21, 2015 with interest rates on $14 million at prime minus 100 basis points and $3 million at prime minus 50 basis points. All shares of stock owned by the Company in Security Bank of Bibb County and Security Bank of Houston County are pledged as collateral on the line of credit. The Company had available line of credit totaling $17,000,000, of which $13,850,000 was available.	3,150

During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2005, the floating-rate securities had a 6.34 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory purposes.	18,557

Federal Funds Purchased	—

Securities Sold Under Agreement to Repurchase	5,714

Total Borrowed Money	$99,721

Maturities of all FHLB and The Bankers Bank advances for each of the ensuing years are as follows:

Year	Amount
2005	$16,150
2006	29,150
2007	17,000
Thereafter	13,150

$75,450

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money (Continued)

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Security Bank Statutory Trust I. The implementation of this interpretation resulted in SBKC’s $557,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $17,099 and $12,429 as of June 30, 2005 and 2004, respectively.

(8) Deposits

Components of deposits as of June 30, 2005 are as follows:

$ in Thousands
Demand	$121,600
Interest-Bearing Demand	255,632
Savings	20,339
Time, $100,000 and Over	353,284
Other Time	323,232

$1,074,087

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of June 30, 2005, the Company had $215,538,000 in brokered deposits compared to $125,387,000 at December 31, 2004.

(9) Stockholders’ Equity

In 1999, the board of directors of Security Bank Corporation adopted an incentive stock option plan which authorizes 250,000 shares to be granted to certain officers and key employees. Those officers and key employees are granted the right to purchase shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 147,000 options were granted at the price of $9.25 per share and an additional 20,000 options were granted at $8.97 per share in September 1999. An additional 51,000 options were granted at $6.50 per share in August 2000 under this same plan. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year.

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan, 210,000 options were granted in May 2002 at $9.75 per share, 15,000 were granted at $11.40 in November 2002, an additional 10,000 options were granted at $11.75 in December 2002 and an additional 7,000 options were granted at $16.50 in August 2003. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12 percent increase in earnings per share over the base year diluted earnings per share of $0.52 each year. If the maximum diluted earnings per share of $0.72 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15 percent a year to a maximum of $0.78 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance for 2001. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

During the second quarter of 2004, the board of directors of Security Bank Corporation adopted another performance-based incentive stock option plan, which calls for adjustments to earnings per share based on the impact of the 2004 common stock offering. Under this plan, 436,000 options were granted in May 2004 at $15.71 per share. The nonforfeitable provisions for these options are two-tiered. Options in the first-tier are nonforfeitable over three years based on a 12 percent increase in adjusted earnings per share over the base year diluted earnings of $0.96. If the maximum adjusted diluted earnings per share of $1.35 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for three executive officers based on the same requirements except the adjusted diluted earnings per share must increase 15 percent a year to a maximum of $1.46 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance of 2004. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

In June 2005, the Company granted 15,000 options to an officer at $20.09 per share. The grant has not yet been approved by the board of directors.

A summary of option transactions for the six months ended June 30, 2005 follows:

Incentive Stock Options
Outstanding, December 31, 2004	801,000

Granted	15,000
Canceled	—
Exercised	—

Outstanding, June 30, 2005	816,000

Eligible to be Exercised, June 30, 2005	180,088

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

Also during the second quarter of 2004, stockholders of Security Bank Corporation approved the 2004 Employee Stock Purchase Plan. One hundred thousand shares have been reserved for issuance under this plan. Through payroll deductions eligible employees may specify withholdings of a minimum of $10 and maximum of $300 per payroll period. The purchase price of shares under this plan is 85 percent of the fair market value of the stock on the first day of the offer period. The fair market value of the stock will reset on the first day of each subsequent quarter during the offer period. Participation in the plan began in August 2004.

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

The Company’s actual ratios as of June 30, 2005 are as follows:

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Security Bank of North Metro	Security Bank Corporation (Consolidated)
Tier 1 Capital Ratio	9.41%	9.48%	11.62%	9.92%	8.98%
Total Capital Ratio	10.47	10.72	12.88	11.02	10.12
Leverage Ratio	9.39	8.44	9.03	8.91	9.09

(10) Noncash Investing Activities

Noncash investing activities for the six months ended June 30 are as follows:

	2005	2004
Acquisition of Real Estate through Loan Foreclosure	$1,905,000	$1,368,000

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Other Comprehensive Income

For the six months ended June 30, 2005, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Losses Arising During the Year	$(495)	$(170)	$(325)
Reclassification Adjustment	6	2	4

Net Unrealized Loss	$(489)	$(168)	$(321)

(12) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. Fairfield Financial is primarily engaged in residential real estate mortgage lending in the state of Georgia. The results of operations of Fairfield Financial are included in the accompanying consolidated financial statements since the date of acquisition. The initial purchase price approximated $1,400,000, which consists of approximately $1,000,000 in cash and 64,690 shares of Security Bank Corporation stock valued at $388,140 at closing. The initial cost of the acquisition exceeded the fair value of the assets of Fairfield Financial by $988,000. The excess is recorded as goodwill and was amortized on the straight-line method over 10 years through December 31, 2001. As a result of the issuance of SFAS No. 142, the goodwill is no longer amortized but is reviewed for impairment.

The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2004 were equated to 30 percent of Fairfield Financial Services, Inc.’s earnings for the year. Stock payments for 2004 were based on 70 percent of 2004 earnings utilizing a specific formula for determining number of shares. The number of shares issued during any year cannot exceed 150,000. The maximum number of shares under the agreement cannot exceed 600,000 for years 2001-2005. All additional payments of cash and stock will be charged to goodwill. If Fairfield Financial sustains losses, no additional purchase price payments are due. The contingent payment made in 2005 as a result of 2004 earnings is a combination of cash and stock totaling approximately $3,273,000.

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

On October 25, 2002, Security Bank Corporation executed a definitive agreement to acquire all outstanding shares of the Bank of Gray located in Gray (Jones County), Georgia. The stockholders of the Bank of Gray received $15,000,000 in cash and 3,142,000 common shares of the Company in a business combination accounted for as a purchase. The merger was approved at the Company’s annual meeting on May 29, 2003 and closed on May 30, 2003. Results of operations for the Bank of Gray are included in the consolidated financial statements since that date. The acquisition was made for the purpose of increasing the Company’s market share in the middle Georgia area.

The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. As of June 30, 2005, $340,830 of the deposit premium was accreted to interest expense. The Company amortized $8,833 of the premises and equipment premium and $85,581 of the core deposit intangibles during the six months ended June 30, 2005. Goodwill of $20,864,180 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

On January 19, 2005, the Company executed a definitive agreement to acquire SouthBank, a community bank located in Woodstock, Georgia. The stockholders of SouthBank received $9,659,994 in cash and 1,121,372 common shares of the Company’s common stock. The acquisition was executed on May 31, 2005. Results of operations for SouthBank are included in the consolidated financial statements since that date. The acquisition was made for the purpose of expanding the Company’s operations into the fast-growing north metropolitan Atlanta area.

The excess of the purchase price over book value has been allocated to the fair value of core deposits intangibles of $1,093,981. The Company amortized $13,024 of the core deposit intangibles during the six months ended June 30, 2005. Goodwill of $18,754,357 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Bank and Federal Funds Sold	$12,677,273
Investment Securities	14,051,844
Loans, Net	107,837,573
Premises and Equipment	2,902,522
Core Deposit Intangible	1,093,981
Goodwill Arising in the Acquisition	18,754,357
Other Assets	1,061,923
Deposits	(118,110,954)
Other Liabilities	(7,779,603)

$32,488,916

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

Following are proforma amounts assuming that the acquisition was made on January 1, 2004:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Interest Income	$37,561	$27,486	$19,837	$14,155

Net Income	7,576	5,341	3,973	2,999

Earnings Per Share
Basic	$0.64	$0.50	$0.33	$0.27
Diluted	0.62	0.49	0.32	0.26

(13) Restricted Stock-Unearned Compensation

In 2003, the board of directors of Security Bank Corporation adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 10,000. During 2003, all 10,000 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over five years (the restriction period).

(14) Stock Split

In May 2005, the Company’s board of directors approved a two-for-one split of the Company’s common stock, payable on May 27, 2005 in the form of a 100% stock dividend to shareholders of record on May 16, 2005. All share and per share amounts have been adjusted for the stock split.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2005 and 2004. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (Fairfield). The purchase transaction involved a combination of SBKC stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Warner Robins, Columbus, Richmond Hill, Rincon, Gray, Pooler, Woodstock, Brunswick, and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

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

On May 31, 2005, SBKC acquired SouthBank, a community bank located in Woodstock, Georgia. The stockholders of SouthBank received a combination of SBKC stock and cash consideration. On the acquisition date SouthBank officially changed its name to Security Bank of North Metro (SB-North Metro).

As of June 30, 2005, SBKC had 342 employees on a full-time equivalent basis.

Substantially all of the business of SBKC is conducted through its four subsidiary banks. Each bank offers a full range of lending services including the specialized Fairfield mortgage subsidiary, deposit products, Internet banking, automated teller machines, safe deposit boxes, credit cards, night depositories, and other services for the convenience of its customers, who mainly reside in Bibb, Jones, Houston and Cherokee Counties.

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

SBKC’s net income for the three-month and six-month periods ended June 30, 2005 was $3,910,000 or $0.32 diluted earnings per share and $7,317,000 or $0.62 diluted earnings per share, respectively, compared to $3,010,000 or $0.27 and $5,692,000 or $0.51 in the same periods of the preceding year. The increase in net income for the three-month and six-month periods ended June 30, 2005 primarily relates to the growth in the loan portfolio and core deposits in addition to the Company’s success in maintaining interest margins and controlling expenses.

Annualized return on average assets of 1.29 percent and 1.22 percent was recorded for the six-month periods ended June 30, 2005 and 2004. Return on average equity of 12.95 percent was recorded for the six-month period ended June 30, 2005 compared to 13.34 percent for the same period in 2004.

At June 30, 2005, total assets were $1,329,629,000 compared to $1,063,485,000 at December 31, 2004. At June 30, 2004, total assets were $993,038,000 compared to $911,269,000 at December 31, 2003. Total interest-earning assets increased $231,087,000 or 23 percent to $1,217,042,000 at June 30, 2005 from $985,582,000 at December 31, 2004. The increases in total assets and interest-earning assets compared to December 31, 2004 are primarily due to increases in loan volumes, mainly in real estate–construction loans. The increase in assets from December 31, 2004 is primarily attributable to the addition of $167,151,000 of assets acquired from SouthBank.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits increased approximately $7,609,000 or 25 percent to $37,329,000 at June 30, 2005 from $29,720,000 at December 31, 2004. Federal funds sold increased by $24,693,000 to $42,177,000 at June 30, 2005 from $17,484,000 at December 31, 2004. The causes of these changes are most evident in the analysis of cash flows from investing activities, which reports cash inflows of $2,035,000 and $2,349,000 from the acquisition of SouthBank and the sale of other real estate owned, respectively.

Investment Securities

Investment securities have increased $10,663,000 or 10.0 percent since December 31, 2004 when investment securities totaled $106,494,000. As of June 30, 2005, investment securities were $117,157,000. In connection with the acquisition of SouthBank, the Company added $13,298,000 in investment securities. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $1,041,725,000 at June 30, 2005, an increase of $195,960,000 or 23 percent (46 percent on an annualized basis) from $845,765,000 at December 31, 2004.

As a result of the SouthBank acquisition, loans increased $117,321,000. Excluding SouthBank, loans increased $78,639,000 or 9.3 percent. Our Company continues to experience good growth in its loan portfolio, particularly in real estate construction loans. Loans held for sale decreased $94,000 or 1.3 percent from $7,507,000 at December 31, 2004 to $7,413,000 at June 30, 2005, primarily as a result of a decline in mortgage refinance activity.

Nonperforming Assets

Our Company’s total nonperforming assets were $6,726,000 or 0.51 percent of total assets at June 30, 2005 compared to $8,205,000 or 0.77 percent at December 31, 2004. Nonperforming loans decreased $955,000 or 15.4 percent to $5,259,000 from $6,214,000 at December 31, 2004. The amount of other real estate owned that was held by our Company on June 30, 2005 totaled $1,467,000, a decrease of $524,000 since December 31, 2004.

The following table presents our nonperforming assets as of June 30, 2005:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$5,200
Loans Past Due 90 Days or More and Still Accruing Interest	59
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	5,259
Other Real Estate Owned	1,467

Total Nonperforming Assets	$6,726

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Deposits

Total deposits increased $231,529,000 or 27 percent (55 percent on an annualized basis) from $842,558,000 at December 31, 2004 to $1,074,087,000 at June 30, 2005. The SouthBank acquisition accounted for $127,683,000 of the increase. Excluding SouthBank, deposits increased $103,846,000 or 12.3 percent. This increase is due to an increase of $41,843,000 in interest-bearing demand accounts and $62,342,000 in brokered certificates of deposit. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $99,721,000 as of June 30, 2005, a decrease of 7.2 percent (14.5 percent on an annualized basis) since December 31, 2004 when borrowed money totaled $107,504,000. Borrowings from the FHLB amounted to $72,300,000 or 73 percent of total borrowed money as of June 30, 2005. Management utilized the majority of these borrowings to fund additional loan requests. A line of credit at The Bankers Bank, with available credit totaling $17,000,000, had an outstanding balance of $3,150,000 at June 30, 2005. This line of credit is primarily used to provide capital injections as necessary to our subsidiary banks.

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

Equity

At June 30, 2005, total equity was $137,019,000 or 10.3 percent of total assets compared to $106,671,000 or 10.0 percent of total assets as of December 31, 2004. Total equity increased $30,348,000, primarily as a result of the issuance of 1,121,372 shares of common stock at a cost of $22,245,000 and the stock portion of the 2004 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services of approximately $2,363,000. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Our Company’s net income increased 29 percent to $7,317,000 for the six months ended June 30, 2005, compared to $5,692,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans from $743,305,000 at June 30, 2004 to $915,505,000 at June 30, 2005, coupled with the Company’s success in maintaining its net interest margin and controlling expenses.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.48 percent for the six-month period ended June 30, 2005 compared to 4.44 percent for the same six-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our Company’s effective use of external debt and noncore deposits, coupled with focused marketing efforts to grow low-cost core deposits.

Total interest income increased to $18,285,000 and $34,150,000 for the three-month and six-month periods ended June 30, 2005, respectively, from $13,057,000 and $25,384,000 during the comparable prior year periods, respectively. The increase is the result of continued growth in the Company’s loan portfolio.

Total interest expense increased 67 percent for the six months ended June 30, 2005 compared to the prior period ended June 30, 2004. The increase is primarily due to an increase in average interest-bearing liabilities of 21 percent compared to the prior period, most of which was a result of the SouthBank acquisition. The increase in interest expense is primarily a result of the rising interest rate environment as apparent in the following rate-volume analysis.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the six-month periods ended June 30:

	2005			2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$915,505	$31,549	6.95%	$743,305	$23,224	6.28%
Loans Held for Sale	5,649	161	5.75	6,968	204	5.89

Total Loans	921,154	31,710	6.94	750,273	23,428	6.28
Investment Securities
Taxable	96,720	317	0.66	81,956	1,527	3.75
Tax-Exempt, Tax Equivalent Basis	14,964	2,039	27.48	16,319	547	6.74

Total Investment Securities	111,684	2,356	4.25	98,275	2,074	4.24

Interest-Bearing Deposits in Other Banks	3,973	56	2.84	1,428	9	1.27

Federal Funds Sold	11,569	174	3.03	9,293	48	1.04

Other Interest-Earning Assets	557	17	6.15	557	12	4.33

Total Interest-Earning Assets	1,048,937	34,313	6.60	859,826	25,571	5.98

Noninterest-Earning Assets Cash	29,880			24,581
Allowance for Loan Losses	(11,545)			(9,535)
Other Assets	66,159			58,232

Total Noninterest-Earning Assets	84,494			73,278

Total Assets	$1,133,431			$933,104

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$229,802	$1,497	1.31	$183,159	$590	0.65
Other Time	573,483	7,721	2.71	469,845	4,748	2.03

Total Interest-Bearing Deposits	803,285	9,218	2.31	653,004	5,338	1.64

Other Interest-Bearing Liabilities
Debt	60,800	967	3.21	58,767	758	2.59
Subordinated Debentures	18,557	577	6.27	18,557	422	4.57
Funds Purchased and Securities Under Agreement to Repurchase	16,577	237	2.88	10,135	51	1.01

Total Other Interest-Bearing Liabilities	95,934	1,781	3.74	87,459	1,231	2.83

Total Interest-Bearing Liabilities	899,219	10,999	2.47	740,463	6,569	1.78

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	112,479			102,395
Other Liabilities	8,696			4,911
Stockholders’ Equity	113,037			85,335

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	234,212			192,641

Total Liabilities and Stockholders’ Equity	$1,133,431			$933,104

Interest Rate Spread			4.13%			4.20%

Net Interest Income		$23,314			$19,002

Net Interest Margin			4.48%			4.44%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Rate/Volume Analysis

	Changes From 2004 to 2005 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$5,365	$2,917	$8,282

Investment Securities
Taxable	277	(1,487)	(1,210)
Tax-Exempt	(46)	1,538	1,492

Total Investment Securities	231	51	282

Interest-Bearing Deposits in Other Banks	16	31	47

Funds Sold	12	114	126

Other Interest-Earning Assets	—	5	5

Total Interest Income	5,624	3,118	8,742

Interest Expense
Interest-Bearing Demand and Savings Deposits	151	756	907
Time Deposits	1,053	1,920	2,973
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	33	153	186
Subordinated Debentures	—	155	155
Other Debt	26	183	209

Total Interest Expense	1,263	3,167	4,430

Net Interest Income	$4,361	$(49)	$4,312

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended June 30:

	2005			2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$956,933	$16,909	7.09%	$773,250	$12,014	6.25%
Loans Held for Sale	6,132	87	5.69	7,650	113	5.94

Total Loans	963,065	16,996	7.08	780,900	12,127	6.25
Investment Securities
Taxable	100,912	1,073	4.26	79,611	720	3.64
Tax-Exempt, Tax Equivalent Basis	14,782	158	4.29	16,359	277	6.81

Total Investment Securities	115,694	1,231	4.27	95,970	997	4.18

Interest-Bearing Deposits in Other Banks	6,154	42	2.74	1,471	5	1.37

Federal Funds Sold	11,756	88	3.00	6,522	16	0.99

Other Interest-Earning Assets	557	9	6.48	557	6	4.33

Total Interest-Earning Assets	1,097,226	18,366	6.71	885,420	13,151	5.97

Noninterest-Earning Assets
Cash	28,764			23,287
Allowance for Loan Losses	(12,001)			(9,809)
Other Assets	70,452			59,569

Total Noninterest-Earning Assets	87,215			73,047

Total Assets	$1,184,441			$958,467

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$243,450	$899	1.48	$189,619	$307	0.65
Other Time	602,852	4,318	2.87	473,274	2,351	2.00

Total Interest-Bearing Deposits	846,302	5,217	2.47	662,893	2,658	1.61

Other Interest-Bearing Liabilities
Debt	57,954	516	3.57	59,335	386	2.62
Subordinated Debentures	18,557	304	6.57	18,557	211	4.57
Funds Purchased and Securities Under Agreement to Repurchase	15,899	125	3.15	14,448	39	1.09

Total Other Interest-Bearing Liabilities	92,410	945	4.10	92,340	636	2.77

Total Interest-Bearing Liabilities	938,712	6,162	2.63	755,233	3,294	1.75

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	116,899			104,558
Other Liabilities	10,465			5,672
Stockholders’ Equity	118,365			93,004

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	245,729			203,234

Total Liabilities and Stockholders’ Equity	$1,184,441			$958,467

Interest Rate Spread			4.08%			4.22%

Net Interest Income		$12,204			$9,857

Net Interest Margin			4.46%			4.48%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Rate/Volume Analysis

	Changes From 2004 to 2005 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$2,844	$2,025	$4,869

Investment Securities
Taxable	194	159	353
Tax-Exempt	(27)	(92)	(119)

Total Investment Securities	167	67	234

Interest-Bearing Deposits in Other Banks	16	21	37

Funds Sold	13	59	72

Other Interest-Earning Assets	—	3	3

Total Interest Income	3,040	2,175	5,215

Interest Expense
Interest-Bearing Demand and Savings Deposits	88	504	592
Time Deposits	647	1,320	1,967
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	4	82	86
Subordinated Debentures	—	93	93
Other Debt	(9)	139	130

Total Interest Expense	730	2,138	2,868

Net Interest Income	$2,310	$37	$2,347

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

Our Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. For the three- and six-month periods ended June 30, 2005, the provision for loan losses totaled $804,000 and $1,579,000, respectively, compared to $718,000 and $1,438,000 for the same periods ended June 30, 2004.

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

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2005 totaled $7,828,000 compared to $7,011,000 for the comparable prior period. Mortgage origination fees for the six months ended June 30, 2005 totaled $2,130,000 compared to $2,487,000 for the comparable prior period. This decrease was primarily due to the decline in mortgage refinance activity. Service charges on deposits increased 11.1 percent for the six-month period ended June 30, 2005 compared to the prior period ended June 30, 2004. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $2,283,000 or 14.8 percent for the six months ended June 30, 2005 over the same period in 2004. The increase is primarily attributable to a $1,698,000 increase in salaries and employee expense related to the Company’s continued growth. The inclusion of one month of SouthBank’s operating results added $258,000 to noninterest expense during the six months ended June 30, 2005.

Income Taxes

Income tax expense totaled $4,294,000 for the six-month period ended June 30, 2005, compared to $3,191,000 for the same period ended June 30, 2004. These amounts resulted in the effective tax rates of approximately 37 percent and 36 percent for 2005 and 2004, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $137,019,000 due to the SouthBank acquisition, the retention of earnings, net of dividends paid and additional stock purchases. Unrealized gains on investment securities available for sale net of taxes totaled $32,000 at June 30, 2005. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 10.12 percent at June 30, 2005. Our Company’s Tier 1 risk-based capital ratio was 8.98 percent at June 30, 2005.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 9.09 percent at June 30, 2005.

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

At June 30, 2005, each of the subsidiary banks were in compliance with established guidelines.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of June 30, 2005, SBKC held $116,707,000 in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2004, the available for sale bond portfolio totaled $104,110,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans for sale to deposits of 97.7 percent as of June 30, 2005 and 101.3 percent at December 31, 2004. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (excluding Trust Preferred Securities) at June 30, 2005 and December 31, 2004 were 90.8 percent and 91.6 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At June 30, 2005 and December 31, 2004, the banks had $353,284,000 and $233,516,000 in certificates of deposit of $100,000 or more. These larger deposits represented 33 percent and 28 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of June 30, 2005, the banks reported $215,538,000, or 20 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Contractual Obligations

As of June 30, 2005, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$72,300,000	$32,050,000	$30,250,000	$—	$10,000,000
Correspondent Bank Line of Credit	3,150,000	—	—	—	3,150,000
Subordinated Debentures	18,557,000	—	—	—	18,557,000
Operating Leases	1,092,738	288,313	448,151	203,645	152,629
Deferred Compensation	212,085	—	—	—	212,085

	$95,311,823	$32,338,313	$30,698,151	$203,645	$32,071,714

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

In February 2005, the Company entered into a contract for $432,000 to construct the interior of its St. Simons Island branch, which opened on August 4, 2005. As of June 30, 2005, the Company had paid $198,000 under the contract.

During March 2005, the Company entered into an agreement for $487,000 for the construction of an operations center in Gray, Georgia, to be used by Security Bank of Jones County. As of June 30, 2005, the Company had paid $162,000 with respect to the contract.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of June 30, 2005 and December 31, 2004 approximated $333,795,000 and $233,136,000 respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $3,490,000 as of June 30, 2005 and $2,266,000 as of December 31, 2004 and commitments under performance standby letters of credit of $9,368,000 and $7,672,000 for the corresponding periods.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

Interest Rate Sensitivity

	June 30, 2005
	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$2,407	$—	$2,407	$—	$—	$2,407
Federal Funds Sold	42,177	—	42,177	—	—	42,177
Investment Securities	784	3,670	4,454	77,888	40,421	122,763
Loans, Net of Unearned Income	594,967	156,369	751,336	273,404	16,985	1,041,725
Other Earning Assets	7,413	—	7,413	—	557	7,970

Total Interest Earning Assets	647,748	160,039	807,787	351,292	57,963	1,217,042

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	255,632	—	255,632	—	—	255,632
Savings (1)	20,339	—	20,339	—	—	20,339
Time Deposits	153,309	360,267	513,576	162,940	—	676,516
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	5,714	—	5,714	—	—	5,714
Other Borrowings	5,300	30,900	36,200	26,100	13,150	75,450
Subordinated Debentures	18,557	—	18,557	—	—	18,557

Total Interest-Bearing Liabilities	458,851	391,167	850,018	189,040	13,150	1,052,208

Interest Sensitivity Gap	$188,897	$(231,128)	$(42,231)	$162,252	$44,813	$164,834

Cumulative Interest Sensitivity Gap	$188,897	$(42,231)	$(42,231)	$120,021	$164,834	$164,834

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earnings Assets	15.52%	(3.47)%	(3.47)%	9.86%	13.54%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	141.17%	95.03%	95.03%	111.55%	115.67%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within six months or less.

PART I, ITEM 4

Controls and Procedures

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Act) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. Averett Walker, and Chief Financial Officer, James R. McLemore, Jr. have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted as of the end of the period covered by this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the dates of Mr. Walker’s and Mr. McLemore’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

PART II

Other Information

ITEM 1

Legal Proceedings

Not Applicable.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3

Defaults Upon Senior Securities

Not Applicable.

PART II (CONTINUED)

Other Information

ITEM 4

Submission of Matters to a Vote of Security Holders

The annual shareholders meeting of the Company was held on April 28, 2005. At the annual meeting, the following matters were submitted to a vote:

(I)	Proposal No. 001-P – Election of Directors

	For	Withheld
Edward M. Beckham	4,763,122	121,536
Alford C. Bridges	4,786,988	97,670
Thad G. Childs, Jr.	4,541,538	343,120
John W. Ramsey	4,524,969	359,689
Robert M. Stalnaker	4,803,657	81,001
Richard W. White, Jr.	4,786,988	97,670

(II)	Proposal No. 002-M – Approve the amendment to the Articles of Incorporation of Security Bank Corporation to increase the authorized number of common shares from ten million shares to twenty-five million shares.

For	Against	Abstain
4,550,245	322,408	12,005

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

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
Chief Executive Officer

Date: August 8, 2005

/s/ Holly L. McDowell
Holly L. McDowell

Principal Accounting Officer

Date: August 8, 2005