Form 10-K/A
period 2004-12-31
SECURITY BANK CORP
filed 2005-10-19
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

To

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

EXPLANATORY NOTE

Security Bank Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend and restate, in its entirety, its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate the first two paragraphs of Item 9a and Exhibit 31.1 and 31.2 of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, H. Averett Walker, and the Principal Financial and Accounting Officer, James R. McLemore, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

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

SECURITY BANK CORPORATION

/s/ H. AVERETT WALKER
H. AVERETT WALKER
President/Director/Chief Executive Officer

Date: October , 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities on October     , 2005:

/s/ * H. AVERETT WALKER, Director

/s/ * EDWARD M. BECKHAM, II, Director

/s/ * ALFORD C. BRIDGES, Director

/s/ * FRANK H. CHILDS, JR., Director

/s/ * THAD G. CHILDS, JR., Director

/s/ * BENJAMIN W. GRIFFITH, III, Director

/s/ * ROBERT C. HAM, Director

/s/ *
RUTHIE G. McMICHAEL, Director

/s/ *
ROBERT T. MULLIS, Director

/s/ *
BEN G. PORTER, Director

/s/ *
JOHN W. RAMSEY, Director

/s/ *
ROBERT M. STALNAKER, Director

/s/ *
H. CULLEN TALTON, JR., Director

/s/ *
JOE E. TIMBERLAKE, III, Director

/s/ *
LARRY WALKER, Director

/s/ *
RICHARD W. WHITE, Director

/s/ *
RICHARD A. COLLINSWORTH
Executive Vice President

/s/ *
JAMES R. McLEMORE
Chief Financial and Accounting Officer

/s/ *
JACKIE H. MILLER
Secretary

*By:	/s/ H. AVERETT WALKER
H. Averett Walker Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

3.3	Bylaws of SBKC, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

11.1	Statement of Computation of Earnings Per Share.

21.1	Schedule of Subsidiaries of Security Bank Corporation.

23.1	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2004 and 2003.