Form 10-Q/A
period 2005-03-31
SECURITY BANK CORP
filed 2005-10-19
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Security Bank Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend in its entirety, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 10, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate, in its entirety Item 4 and Exhibits 31.1 and 31.2 of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

i

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker Chief Executive Officer

Date:	October 19, 2005

/s/ Holly L. McDowell
Holly L. McDowell Principal Accounting Officer

Date:	October 19, 2005