Form 10-Q/A
period 2005-06-30
SECURITY BANK CORP
filed 2005-10-19
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Security Bank Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend, in its entirety its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 8, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate, in its entirety Item 4 and Exhibits 31.1 and 31.2 of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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