Form 10-Q
period 2005-09-30
SECURITY BANK CORP
filed 2005-11-09
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,912,427

Shares of $1 par value common stock as of November 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	September 30, 2005 (Unaudited)	December 31, 2004
Cash and Balances Due from Depository Institutions	$45,036	$26,862

Interest-Bearing Deposits	1,373	2,858

Federal Funds Sold	21,998	17,484

Investment Securities	115,615	106,494

Federal Home Loan Bank Stock, at Cost	5,759	4,918

Loans Held for Sale	9,372	7,507

Loans	1,050,442	834,862

Premises and Equipment	23,132	19,105

Other Real Estate	1,722	1,991

Goodwill	49,677	28,579

Other Assets	21,440	12,825

Total Assets	$1,345,566	$1,063,485

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005 (Unaudited)	December 31, 2004
Deposits	$1,086,379	$842,558

Other Borrowed Money	110,259	107,504

Other Liabilities	8,520	6,752

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 25,000,000 Shares, Issued 12,931,286 and 11,659,546 Shares, Respectively	12,931	11,660
Paid-In Capital	86,387	62,349
Retained Earnings	42,358	33,045
Restricted Stock – Unearned Compensation	(239)	(76)
Accumulated Other Comprehensive (Loss) Income, Net of Tax	(369)	353

	141,068	107,331
Treasury Stock, 19,736 Shares, at Cost	(660)	(660)

Total Stockholders’ Equity	140,408	106,671

Total Liabilities and Stockholders’ Equity	$1,345,566	$1,063,485

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2005	2004
Interest Income
Loans, Including Fees	$20,063	$12,725
Federal Funds Sold	137	32
Investment Securities	1,209	1,052
Other	35	15

	21,444	13,824

Interest Expense
Deposits	6,870	2,985
Federal Funds Purchased	48	12
FHLB Loans	530	422
Repurchase Agreements	54	16
Subordinated Debentures	322	233
Other	152	1

	7,976	3,669

Net Interest Income	13,468	10,155

Provision for Loan Losses	624	529

Net Interest Income After Provision for Loan Losses	12,844	9,626

Noninterest Income
Service Charges on Deposits	1,956	1,636
Mortgage Banking Income	1,333	1,425
Other	1,121	627

	4,410	3,688

Noninterest Expense
Salaries and Employee Benefits	6,115	4,759
Occupancy and Equipment	985	866
Office Supplies and Printing	205	154
Telephone Expense	219	191
Data Processing	212	342
Marketing Expense	393	350
Other	2,127	1,544

	10,256	8,206

Income Before Income Taxes	6,998	5,108

Income Taxes	2,509	1,898

Net Income	$4,489	$3,210

Basic Earnings Per Share	$.36	$.28

Diluted Earnings Per Share	$.33	$.27

Dividends Per Share	$.07	$.06

Weighted Average Common Shares Outstanding	12,899,119	11,633,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Net Income	$4,489	$3,210

Other Comprehensive Income, Net of Income Tax
Unrealized Holding (Losses) Gains	(401)	1,102

Comprehensive Income	$4,088	$4,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2005	2004
Interest Income
Loans, Including Fees	$51,773	$36,153
Federal Funds Sold	312	80
Investment Securities	3,401	2,940
Other	108	35

	55,594	39,208
Interest Expense
Deposits	16,088	8,322
Federal Funds Purchased	222	46
FHLB Loans	1,475	1,104
Repurchase Agreements	117	33
Subordinated Debentures	900	655
Other	173	77

	18,975	10,237

Net Interest Income	36,619	28,971

Provision for Loan Losses	2,203	1,967

Net Interest Income After Provision for Loan Losses	34,416	27,004

Noninterest Income
Service Charges on Deposits	5,411	4,746
Securities Gains	—	10
Mortgage Banking Income	3,462	3,912
Other	3,365	2,031

	12,238	10,699

Noninterest Expense
Salaries and Employee Benefits	16,767	13,713
Occupancy and Equipment	2,737	2,514
Office Supplies and Printing	526	502
Telephone Expense	619	551
Data Processing	522	985
Marketing Expense	1,137	917
Securities Losses	6	—
Other	5,731	4,530

	28,045	23,712

Income Before Income Taxes	18,609	13,991

Income Taxes	6,803	5,089

Net Income	$11,806	$8,902

Basic Earnings Per Share	$0.97	$0.81

Diluted Earnings Per Share	$0.94	$0.78

Dividends Per Share	$.20	$.17

Weighted Average Common Shares Outstanding	12,212,164	10,992,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Net Income	$11,806	$8,902

Other Comprehensive Income, Net of Income Tax
Unrealized Holding Losses	(722)	(9)

Comprehensive Income	$11,084	$8,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

($ IN THOUSANDS)

	2005	2004
Cash Flows from Operating Activities
Net Income	$11,806	$8,902
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Stock Options	359	206
Depreciation	1,217	1,039
Amortization and Accretion	304	321
Provision for Loan Losses	2,203	1,967
Securities Losses (Gains)	6	(10)
(Gain) Loss on Sale of Other Real Estate	(124)	113
Unrealized Loss on Other Real Estate	41	36
Loss on Sale of Premises and Equipment	—	15
Loans Held for Sale	(1,865)	2,085
Net Change in Other	(1,051)	(92)

	12,896	14,582

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	1,878	(104)
Purchase of Investment Securities Available for Sale	(15,001)	(45,115)
Proceeds from Disposition of Investment Securities Available for Sale	15,670	32,211
Held to Maturity	1,936	—
Federal Home Loan Bank Stock, Net	(325)	89
Loans to Customers, Net	(113,297)	(96,829)
Premises and Equipment, Net	(2,355)	(2,548)
Other Real Estate	2,873	3,285
Goodwill Resulting from Contingent Cash Payments	(910)	(1,868)
Investment in Bank Owned Life Insurance	(5,000)	—
Cash Received in Business Acquisition, Net	3,846	—

	(110,685)	(110,879)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	114,058	46,811
Noninterest-Bearing Customer Deposits	12,164	1,603
Dividends Paid	(2,433)	(1,843)
Federal Funds Purchased and Repurchase Agreements	(11,759)	12,621
Federal Home Loan Bank Notes	8,114	12,204
Issuance of Common Stock	333	19,246

	120,477	90,642

Net Increase (Decrease) in Cash and Cash Equivalents	22,688	(5,655)

Cash and Cash Equivalents, Beginning	44,346	49,894

Cash and Cash Equivalents, Ending	$67,034	$44,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include Security Bank Corporation (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County (formerly Security National Bank), located in Macon, Georgia; Security Bank of Houston County (formerly Crossroads Bank of Georgia), located in Perry, Georgia; Security Bank of Jones County (formerly Bank of Gray) located in Gray, Georgia; and Security Bank of North Metro (formerly SouthBank) located in Woodstock, Georgia (the Banks). The financial statements of Security Bank of Bibb County include its wholly-owned subsidiary, Fairfield Financial Services, Inc. since its formation on August 1, 2000.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first fiscal year beginning after June 15, 2005. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation. For this reason, the implementation of SFAS No. 123R (revised 2004) will not have an impact on the Company.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At September 30, 2005, gross unrealized losses on available for sale securities were $1,143,000. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and there was no impact to the Company’s financial condition, results of operations or cash flows during the nine months ended September 30, 2005.

In May 2005, the FASB issued Statement No. 154, (SFAS No. 154) Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Security Bank Corporation does not anticipate this revision will have a material effect on its financial statements.

Segment Reporting

Reportable segments are business units which offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors increased significantly with the July 2000 acquisition of Fairfield Financial Services, Inc. (Fairfield). Consolidated other income for the nine-month period ended September 30, 2005 includes approximately $3,462,000 of Fairfield fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Loans

Loans as of September 30, 2005 are comprised of the following:

($ in Thousands)
Commercial	$97,192
Real Estate-Construction	470,654
Real Estate-Other	457,856
Installment Loans to Individuals for Personal Expenditures	36,026
All Other	3,890

1,065,618
Allowance for Loan Losses	(13,628)
Unearned Interest and Fees	(1,548)

$1,050,442

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if warrants and options were exercised and converted into common stock. The following presents earnings per share for the three and nine months ended September 30, 2005 under the requirements of SFAS No. 128:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Basic Earnings Per Share
Net Income Per Common Share	$0.97	$0.36
Weighted Average Common Shares	12,212,164	12,899,119

Diluted Earnings Per Share
Net Income Per Common Share	$0.94	$0.33
Weighted Average Common Shares	12,547,715	13,218,030

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $23.8700 and $21.9421 for the three- and nine-month periods ended September 30, 2005. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

Effective January 1, 2002, the Company adopted the fair value-based method of recording stock-based compensation contained in SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Prior to that date, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans prior to January 1, 2002. In adopting SFAS No. 123, the Company is allowed to choose from three alternative transition methods. The Company elected to apply SFAS No. 123 prospectively to all new awards. As a result of the implementation of SFAS No. 123 in 2002 for prospective awards, $119,607 and $358,821 of compensation expense was recorded during the three and nine month periods ended September 30, 2005, respectively, compared to $119,607 and $205,859 for the same periods in the prior year. Stock-based compensation awards granted in previous years will continue to be accounted for under Opinion 25.

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Earnings Per Share (Continued)

During the third quarter of 2004 and 2005 there were options granted prior to 2002 that vested. If compensation expense for these awards were determined on the basis of SFAS No. 123, net income and earnings per share would have been reduced as shown in the proforma information presented hereafter:

	Nine Months Ended as of September 30		Three Months Ended as of September 30
	2005	2004	2005	2004
Net Income
As Reported	$11,806	$8,902	$4,489	$3,210
Proforma	11,777	8,882	4,460	3,190

Basic Earnings Per Share
As Reported	.97	.81	.36	.28
Proforma	.96	.81	.35	.27

Diluted Earnings Per Share
As Reported	.94	.78	.33	.27
Proforma	.94	.78	.33	.27

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)
	2005	2004
Allowance for Loan Losses, July 1	$13,264	$10,096

Charge-Offs
Commercial, Financial and Agricultural	(171)	(60)
Real Estate - Mortgage	(79)	(65)
Consumer	(102)	(242)

	(352)	(367)

Recoveries
Commercial, Financial and Agricultural	12	101
Real Estate - Mortgage	7	—
Consumer	73	106

	92	207

Net Charge-Offs	(260)	(160)

Provision for Loan Losses	624	529

Allowance for Loan Losses, September 30	$13,628	$10,465

Ratio of Net Charge-Offs to Average Loans	(0.02)%	(0.02)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)
	2005	2004
Allowance for Loan Losses, January 1	$10,903	$9,407

Charge-Offs
Commercial, Financial and Agricultural	(471)	(109)
Real Estate – Mortgage	(277)	(561)
Consumer	(470)	(877)

	(1,218)	(1,547)

Recoveries
Commercial, Financial and Agricultural	63	162
Real Estate – Mortgage	16	45
Consumer	241	431

	320	638

Net Charge-Offs	(898)	(909)

SouthBank Acquisition	1,420	—

Provision for Loan Losses	2,203	1,967

Allowance for Loan Losses, September 30	$13,628	$10,465

Ratio of Net Charge-Offs to Average Loans	(0.09)%	(0.12)%

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Derivative Financial Instruments (Continued)

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of September 30, 2005 as the effects did not have a material impact on the consolidated financial statements.

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

Investment securities as of September 30, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Securities Available for Sale
U.S. Treasuries	$501	$1	$—	$502
U.S. Government Agencies
Mortgage Backed	67,068	131	(680)	66,519
Other	34,262	4	(454)	33,812
State, County and Municipal	13,707	443	(9)	14,141
Other Securities	191	—	—	191

	$115,729	$579	$(1,143)	$115,165

Securities Held to Maturity
State, County and Municipal	$450	$—	$9	$459

Unrealized holding losses, net of tax, on securities available for sale in the amount of $369,000 have been charged to stockholders’ equity as of September 30, 2005.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following as of September 30, 2005:

($ in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (FHLB) have maturities in varying amounts through March 23, 2011 and interest rates ranging from 2.11 percent to 4.55 percent. Residential first mortgage loans, commercial real estate loans and investment securities are pledged as collateral for the FHLB advances.	$68,700
Advances under the line of credit with The Bankers Bank mature March 21, 2015 with interest rates on $14 million at prime minus 100 basis points and $3 million at prime minus 50 basis points. All shares of stock owned by the Company in Security Bank of Bibb County and Security Bank of Houston County are pledged as collateral on the line of credit. The Company had available line of credit totaling $17,000,000, of which $4,050,000 was available.	12,950
During the fourth quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2005, the floating-rate securities had a 6.72 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent. The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory purposes.	18,557
Federal Funds Purchased	2,227
Securities Sold Under Agreement to Repurchase	7,825

Total Borrowed Money	$110,259

Maturities of all FHLB and The Bankers Bank advances for each of the ensuing years are as follows:

Year	Amount
2005	$13,850
2006	33,850
2007	11,000
Thereafter	22,950

$81,650

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money (Continued)

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Security Bank Statutory Trust I. The implementation of this interpretation resulted in SBKC’s $557,000 investment in the common equity of the trust being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trust, respectively, being included in the consolidated statements of income as interest income and interest expense. The increase to other interest income and interest expense totaled $26,665 and $19,314 as of September 30, 2005 and 2004, respectively.

(8) Deposits

Components of deposits as of September 30, 2005 are as follows:

$ in Thousands
Demand	$137,295
Interest-Bearing Demand	256,756
Savings	19,142
Time, $100,000 and Over	353,473
Other Time	319,713

$1,086,379

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of September 30, 2005, the Company had $210,718,000 in brokered deposits compared to $125,387,000 at December 31, 2004.

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

In addition, stockholders of Security Bank Corporation approved the 2004 Employee Stock Purchase Plan. One hundred thousand shares have been reserved for issuance under this plan. Through payroll deductions eligible employees may specify withholdings of a minimum of $10 and maximum of $300 per payroll period. The purchase price of shares under this plan is 85 percent of the fair market value of the stock on the first day of the offer period. The fair market value of the stock will reset on the first day of each subsequent quarter during the offer period. Participation in the plan began in August 2004.

In June 2005, the Company granted 15,000 options at $20.09 per share under the incentive stock plan adopted in 2004. The nonforfeitable provisions for these options are in the first-tier, and are nonforfeitable over three years based on a twelve percent increase in earnings per share over the diluted earnings per share of $1.07 for the fiscal year ended December 31, 2004. The first year of nonforfeiture for this grant is based on the Company’s performance of 2005. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the nine months ended September 30, 2005 follows:

Incentive Stock Options
Outstanding, December 31, 2004	801,000

Granted	15,000
Canceled	—
Exercised	20,000

Outstanding, September 30, 2005	796,000

Eligible to be Exercised, September 30, 2005	298,258

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stockholders’ Equity (Continued)

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

The Company’s actual ratios as of September 30, 2005 are as follows:

	Actual
	Security Bank of Bibb County	Security Bank of Houston County	Security Bank of Jones County	Security Bank of North Metro	Security Bank Corporation (Consolidated)
Tier 1 Capital Ratio	10.17%	9.23%	11.96%	9.94%	9.44%
Total Capital Ratio	11.31	10.46	13.21	11.03	10.61
Leverage Ratio	9.39	8.55	9.39	8.91	8.44

(10) Noncash Investing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

	2005	2004
Acquisition of Real Estate through Loan Foreclosure	$2,649,000	$1,772,000

Unrealized loss on investment securities	$1,101,000	$14,000

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Other Comprehensive Income

For the nine months ended September 30, 2005, other comprehensive income is comprised of the following:

	Before Tax	Tax Effect	Net of Tax
	($ in Thousands)
Unrealized Loss on Securities
Losses Arising During the Year	$(1,107)	$(381)	$(726)
Reclassification Adjustment	6	2	4

Net Unrealized Loss	$(1,101)	$(379)	$(722)

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

The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. As of September 30, 2005, $511,246 of the deposit premium was accreted to interest expense. The Company amortized $13,250 of the premises and equipment premium and $128,371 of the core deposit intangibles during the nine months ended September 30, 2005. Goodwill of $20,864,180 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

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

The excess of the purchase price over book value has been allocated to the fair value of core deposits intangibles of $1,093,981. The Company amortized $52,094 of the core deposit intangibles during the nine months ended September 30, 2005. Goodwill of $17,925,157 was recorded as a result of this acquisition. The goodwill will not be deductible for tax purposes.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Bank and Federal Funds Sold	$12,677,273
Investment Securities	14,051,844
Loans, Net	107,837,573
Premises and Equipment	2,902,522
Core Deposit Intangible	1,093,981
Goodwill Arising in the Acquisition	17,925,157
Other Assets	1,061,923
Deposits	(118,110,954)
Other Liabilities	(6,950,403)

$32,488,916

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

Following are proforma amounts assuming that the acquisition was made on January 1, 2004:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Interest Income	$59,024	$42,653	$21,444	$15,226

Net Income	12,048	8,663	4,489	3,361

Earnings Per Share
Basic	$0.99	$0.79	$0.36	$0.29
Diluted	0.96	0.77	0.33	0.28

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

In May 2005, 9,156 shares were issued in connection with the Southbank acquisition. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over five years (the restriction period).

(14) Stock Split

In May 2005, the Company’s board of directors approved a two-for-one split of the Company’s common stock, payable on May 27, 2005 in the form of a 100 percent stock dividend to shareholders of record on May 16, 2005. All share and per share amounts have been adjusted for the stock split.

(15) Subsequent Events

On September 9, 2005, Security Bank Corporation announced the signing of a definitive agreement to acquire Rivoli Bancorp, Inc., the parent of Rivoli Bank and Trust. Rivoli Bancorp is a community bank holding company located in Macon, Georgia, with approximately $211 million in assets, $165 million in deposits and $13 million in stockholders’ equity as of June 30, 2005. Rivoli Bancorp operates two banking offices in Macon and a third in Griffin, Georgia. In addition, Rivoli Bancorp operates a loan production office in Bogart, Georgia and residential lending offices in Macon and Butler, Georgia.

The transaction is valued at $40.5 million and is expected to be completed by December 31, 2005, subject to approval by Rivoli Bancorp shareholders and regulatory agencies.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2005 and 2004. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

SB-Bibb is a state-chartered bank that engages in the commercial banking business primarily in Bibb County, Georgia. SB-Bibb commenced operations on November 4, 1988. The bank operates eight full-service banking offices and one-limited service office in Macon, Georgia. The bank also operates a full-service banking office in Brunswick and another in St. Simons Island, Georgia. On March 1, 1999, the bank converted its banking charter from a national to a state charter, and changed its name from Security National Bank to Security Bank of Bibb County.

On August 8, 1998, SBKC acquired a 100 percent interest in Crossroads Bancshares, Inc., the parent holding company of Crossroads Bank of Georgia in Perry and Warner Robins, Georgia. The two companies merged in a pooling of interest stock swap transaction. The parent company of Crossroads Bank was subsequently dissolved. On June 3, 1999, Crossroads Bank changed its name to Security Bank of Houston County (SB-Houston) and now operates as a wholly-owned subsidiary of SBKC, with five full-service banking offices in Perry and Warner Robins.

On July 31, 2000, SB-Bibb purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of SB-Bibb incorporated as Fairfield Financial Services, Inc. (Fairfield). The purchase transaction involved a combination of SBKC stock and cash consideration. Fairfield is a well-established real estate mortgage lending company with a number of production locations throughout Georgia and the Southeast, including offices in Macon, Warner Robins, Columbus, Richmond Hill, Gray, Pooler, Woodstock, Brunswick, and St. Simons Island. The Company functions as a subsidiary of SB-Bibb.

PART I, ITEM 2 (CONTINUED)

Financial Information

Overview (Continued)

On May 30, 2003, SBKC acquired all outstanding shares of the Bank of Gray located in Gray, Georgia. The two companies merged in a business combination accounted for as a purchase. The stockholders of the Bank of Gray received a combination of SBKC stock and cash consideration. On the acquisition date the Bank of Gray officially changed its name to Security Bank of Jones County (SB-Jones) and now operates as a wholly-owned subsidiary of SBKC, with one-full service banking office in Gray.

On May 31, 2005, SBKC acquired SouthBank, a community bank located in Woodstock, Georgia. The stockholders of SouthBank received a combination of SBKC stock and cash consideration. On the acquisition date SouthBank officially changed its name to Security Bank of North Metro (SB-North Metro) and now operates as a wholly-owned subsidiary of SBKC, with one full-service banking office in Woodstock and two lending production offices (LPO) in Cumming and Hiram.

As of September 30, 2005, SBKC had 353 employees on a full-time equivalent basis.

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

SBKC’s net income for the three-month and nine-month periods ended September 30, 2005 was $4,489,000 or $0.33 diluted earnings per share and $11,806,000 or $0.94 diluted earnings per share, respectively, compared to $3,210,000 or $0.27 and $8,902,000 or $0.78 in the same periods of the preceding year. The increase in net income for the three-month and nine-month periods ended September 30, 2005 primarily relates to the growth in the loan portfolio and core deposits in addition to the Company’s success in maintaining interest margins and controlling expenses.

Annualized return on average assets of 1.31 percent and 1.24 percent was recorded for the nine-month periods ended September 30, 2005 and 2004, respectively. Return on average equity of 12.95 percent was recorded for the nine-month period ended September 30, 2005 compared to 13.06 percent for the same period in 2004.

At September 30, 2005, total assets were $1,345,566,000 compared to $1,063,485,000 at December 31, 2004. At September 30, 2004, total assets were $1,012,647,000 compared to $911,269,000 at December 31, 2003. The increase in assets from December 31, 2004 is primarily attributable to the addition of $175,015,000 of assets acquired from SouthBank. Total interest-earning assets increased $233,162,000 or 24 percent to $1,218,744,000 at September 30, 2005 from $985,582,000 at December 31, 2004. The increases in total assets and interest-earning assets compared to December 31, 2004 are primarily due to increases in loan volumes, mainly in real estate–construction loans.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits increased approximately $16,689,000 or 56 percent to $46,409,000 at September 30, 2005 from $29,720,000 at December 31, 2004. Federal funds sold increased by $4,514,000 to $21,998,000 at September 30, 2005 from $17,484,000 at December 31, 2004. The causes of these changes are most evident in the analysis of cash flows from investing activities, which reports cash inflows of $15,670,000 from the disposition of available for sale investment securities.

Investment Securities

Investment securities have increased $9,121,000 or 8.6 percent since December 31, 2004 when investment securities totaled $106,494,000. As of September 30, 2005, investment securities were $115,615,000. Excluding SouthBank, investment securities decreased $8,368,000, primarily as a result of the maturity of U.S. Government Agency securities, which comprise the majority of the Company’s investments in securities.

Loans Receivable, Net

Loans receivable, excluding loans held for sale, were $1,064,070,000 at September 30, 2005, an increase of $218,305,000 or 26 percent (34 percent on an annualized basis) from $845,765,000 at December 31, 2004.

As a result of the SouthBank acquisition, loans increased $132,527,000. Excluding SouthBank, loans increased $85,778,000 or 10.1 percent (13.5 percent on an annualized basis). Our Company continues to experience good growth in its loan portfolio, particularly in real estate construction loans. Loans held for sale increased $1,865,000 or 25 percent from $7,507,000 at December 31, 2004 to $9,372,000 at September 30, 2005.

Nonperforming Assets

Our Company’s total nonperforming assets were $7,468,000 or 0.56 percent of total assets at September 30, 2005 compared to $8,205,000 or 0.77 percent at December 31, 2004. Nonperforming loans decreased $468,000 or 7.5 percent to $5,746,000 from $6,214,000 at December 31, 2004. The amount of other real estate owned that was held by our Company on September 30, 2005 totaled $1,722,000, a decrease of $269,000 since December 31, 2004. Excluding SouthBank, total nonperforming assets decreased $1,493,000 to $6,712,000. The decrease in total nonperforming assets is due to a $1,219,000 decrease in nonperforming loans and a $274,000 decrease in other real estate owned.

The following table presents our nonperforming assets as of September 30, 2005:

($ in Thousands)
Impaired and Other Nonaccrual Loans	$5,746
Loans Past Due 90 Days or More and Still Accruing Interest	—
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	5,746
Other Real Estate Owned	1,722

Total Nonperforming Assets	$7,468

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Other Assets

Other assets increased $8,615,000 or 67 percent from $12,825,000 at December 31, 2004 to $21,440,000 at September 30, 2005. The SouthBank acquisition accounted for $1,804,000 of the increase. Excluding SouthBank, other assets increased $6,811,000 or 53 percent. This increase is primarily due to the purchase of $5,000,000 of life insurance policies during the third quarter of 2005.

Deposits

Total deposits increased $243,821,000 or 29 percent (39 percent on an annualized basis) from $842,558,000 at December 31, 2004 to $1,086,379,000 at September 30, 2005. The SouthBank acquisition accounted for $134,588,000 of the increase. Excluding SouthBank, deposits increased $109,233,000 or 13.0 percent. This increase is due to an increase of $41,195,000 in interest-bearing demand accounts and $58,867,000 in brokered certificates of deposit. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $110,259,000 as of September 30, 2005, an increase of 2.6 percent (3.4 percent on an annualized basis) since December 31, 2004 when borrowed money totaled $107,504,000. Excluding SouthBank, borrowed money decreased $3,645,000 or 3.4 percent (4.5 percent on an annualized basis). Borrowings from the FHLB amounted to $68,700,000 or 62 percent of total borrowed money as of September 30, 2005. Management utilized the majority of these borrowings to fund additional loan requests. A line of credit at The Bankers Bank, with available credit totaling $17,000,000, had an outstanding balance of $12,950,000 at September 30, 2005. This line of credit is primarily used to provide capital injections as necessary to our subsidiary banks.

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

Equity

At September 30, 2005, total equity was $140,408,000 or 10.4 percent of total assets compared to $106,671,000 or 10.0 percent of total assets as of December 31, 2004. Total equity increased $33,737,000, primarily as a result of the issuance of 1,121,372 shares of common stock at a cost of $21,996,000 for the acquisition of SouthBank and the stock portion of the 2004 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services of approximately $2,363,000. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Our Company’s net income increased 33 percent to $11,806,000 for the nine months ended September 30, 2005, compared to $8,902,000 recorded in the comparable prior period. Excluding SouthBank, net income increased $2,228,000 or 25 percent. The increase in net income is primarily due to the increase in average total loans from $760,103,000 at September 30, 2004 to $916,681,000 at September 30, 2005, coupled with the Company’s success in maintaining its net interest margin and controlling expenses.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income

The annualized net interest margin of the Company, net interest income (on a fully tax-equivalent basis) divided by average earning assets, was 4.46 percent for the nine-month period ended September 30, 2005 compared to 4.44 percent for the same nine-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our Company’s effective use of external debt and noncore deposits, coupled with focused marketing efforts to grow low-cost core deposits.

Total interest income increased to $21,444,000 and $55,594,000 for the three-month and nine-month periods ended September 30, 2005, respectively, from $13,824,000 and $39,208,000 during the comparable prior year periods, respectively. Excluding SouthBank, total interest income increased to $18,709,000 and $52,109,000 for the three-month and nine-month periods ended September 30, 2005, respectively. The increase is the result of continued growth in the Company’s loan portfolio.

Total interest expense increased 85 percent for the nine months ended September 30, 2005 compared to the prior period ended September 30, 2004. The increase is primarily due to an increase in average interest-bearing liabilities of 26 percent compared to the prior period, most of which was a result of the SouthBank acquisition. The increase in interest expense is primarily a result of the rising interest rate environment as apparent in the following rate-volume analysis.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the nine-month periods ended September 30:

	2005			2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$965,567	$51,500	7.13%	$760,103	$35,834	6.30%
Loans Held for Sale	6,706	273	5.44	7,122	318	5.96

Total Loans	972,273	51,773	7.12	767,225	36,152	6.29

Investment Securities
Taxable	100,794	2,932	3.89	84,539	2,403	3.80
Tax-Exempt, Tax Equivalent Basis	14,696	711	6.47	16,294	815	6.68

Total Investment Securities	115,490	3,643	4.22	100,833	3,218	4.26

Interest-Bearing Deposits in Other Banks	3,023	81	3.58	1,503	16	1.42

Federal Funds Sold	12,930	312	3.23	8,862	80	1.21

Other Interest-Earning Assets	557	27	6.48	557	19	4.56

Total Interest-Earning Assets	1,104,273	55,836	6.76	878,980	39,485	6.00

Noninterest-Earning Assets Cash	31,036			25,348
Allowance for Loan Losses	(12,186)			(9,780)
Other Assets	75,001			59,056

Total Noninterest-Earning Assets	93,851			74,624

Total Assets	$1,198,124			$953,604

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$246,289	$2,844	1.54%	$184,432	$925	0.67%
Other Time	607,133	13,244	2.92	480,197	7,397	2.06

Total Interest-Bearing Deposits	853,422	16,088	2.52	664,629	8,322	1.67

Other Interest-Bearing Liabilities
Debt	64,057	1,647	3.44	59,931	1,181	2.63
Subordinated Debentures	18,557	900	6.48	18,557	655	4.71
Funds Purchased and Securities Under Agreement to Repurchase	15,138	340	3.00	10,020	79	1.05

Total Other Interest-Bearing Liabilities	97,752	2,887	3.95	88,508	1,915	2.89

Total Interest-Bearing Liabilities	951,174	18,975	2.67	753,137	10,237	1.82

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	115,876			103,843
Other Liabilities	9,480			5,748
Stockholders’ Equity	121,594			90,876

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	246,950			200,467

Total Liabilities and Stockholders’ Equity	$1,198,124			$953,604

Interest Rate Spread			4.09%			4.18%

Net Interest Income		$36,861			$29,248

Net Interest Margin			4.46%			4.44%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Rate/Volume Analysis

	Changes From 2004 to 2005 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$9,680	$5,941	$15,621

Investment Securities
Taxable	463	66	529
Tax-Exempt	(80)	(24)	(104)

Total Investment Securities	383	42	425

Interest-Bearing Deposits in Other Banks	16	49	65

Funds Sold	37	195	232

Other Interest-Earning Assets	—	8	8

Total Interest Income	10,116	6,235	16,351

Interest Expense
Interest-Bearing Demand and Savings Deposits	311	1,608	1,919
Time Deposits	1,959	3,888	5,847
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	40	221	261
Subordinated Debentures	—	245	245
Other Debt	81	385	466

Total Interest Expense	2,391	6,347	8,738

Net Interest Income	$7,725	$(112)	$7,613

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended September 30:

	2005			2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,064,766	$19,951	7.43%	$793,698	$12,612	6.32%
Loans Held for Sale	8,769	112	5.07	7,429	114	6.10

Total Loans	1,073,535	20,063	7.41	801,127	12,726	6.32

Investment Securities
Taxable	108,843	1,056	3.85	89,704	876	3.88
Tax-Exempt, Tax Equivalent Basis	14,159	232	6.50	16,244	267	6.54

Total Investment Securities	123,002	1,288	4.15	105,948	1,143	4.29

Interest-Bearing Deposits in Other Banks	1,110	25	8.94	1,651	7	1.69

Federal Funds Sold	15,660	137	3.47	8,000	32	1.59

Other Interest-Earning Assets	557	10	7.12	557	7	5.00

Total Interest-Earning Assets	1,213,864	21,523	7.03	917,283	13,915	6.03

Noninterest-Earning Assets
Cash	33,396			26,883
Allowance for Loan Losses	(13,453)			(10,271)
Other Assets	92,783			60,710

Total Noninterest-Earning Assets	112,726			77,322

Total Assets	$1,326,590			$994,605

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$278,980	$1,347	1.92	$186,978	$336	1.71
Other Time	673,889	5,523	3.25	500,903	2,649	2.10

Total Interest-Bearing Deposits	952,869	6,870	2.86	687,881	2,985	1.73

Other Interest-Bearing Liabilities
Debt	71,045	681	3.80	62,255	423	2.70
Subordinated Debentures	18,557	322	6.88	18,557	233	5.00
Funds Purchased and Securities Under Agreement to Repurchase	12,223	103	3.34	9,791	28	1.14

Total Other Interest-Bearing Liabilities	101,825	1,106	4.31	90,603	684	3.00

Total Interest-Bearing Liabilities	1,054,694	7,976	3.00	774,484	3,669	1.87

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	122,600			106,740
Other Liabilities	11,050			7,423
Stockholders’ Equity	138,246			101,958

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	271,896			216,121

Total Liabilities and Stockholders’ Equity	$1,326,590			$994,605

Interest Rate Spread			4.03%			4.16%

Net Interest Income		$13,547			$10,246

Net Interest Margin			4.43%			4.44%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Rate/Volume Analysis

	Changes From 2004 to 2005 (1)
	Volume	Rate	Net Change
	($ in Thousands)
Interest Income
Loans, Net	$4,304	$3,033	$7,337

Investment Securities
Taxable	186	(6)	180
Tax-Exempt	(34)	(1)	(35)

Total Investment Securities	152	(7)	145

Interest-Bearing Deposits in Other Banks	(2)	20	18

Funds Sold	30	75	105

Other Interest-Earning Assets	—	3	3

Total Interest Income	4,484	3,124	7,608

Interest Expense
Interest-Bearing Demand and Savings Deposits	164	847	1,011
Time Deposits	910	1,964	2,874
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	7	68	75
Subordinated Debentures	—	89	89
Other Debt	59	199	258

Total Interest Expense	1,140	3,167	4,307

Net Interest Income	$3,344	$(43)	$3,301

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

Our Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. For the three- and nine-month periods ended September 30, 2005, the provision for loan losses totaled $624,000 and $2,203,000, respectively, compared to $529,000 and $1,967,000 for the same periods ended September 30, 2004. Excluding SouthBank, the provision for loan losses decreased to $493,000 and $2,072,000 for the three- and nine-month periods ended September 30,2005

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that our Company will not have to increase its provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect our Company’s results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require our Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2005 totaled $12,238,000 compared to $10,699,000 for the comparable prior period. Excluding SouthBank, noninterest income increased 11.0 percent to $11,874,000. Mortgage origination fees for the nine months ended September 30, 2005 totaled $3,462,000 compared to $3,912,000 for the comparable prior period. This decrease was primarily due to the decline in mortgage refinance activity. Service charges on deposits increased 14.0 percent for the nine-month period ended September 30, 2005 compared to the prior period ended September 30, 2004. The increase is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $4,333,000 or 18.3 percent for the nine months ended September 30, 2005 over the same period in 2004. The increase is primarily attributable to a $3,054,000 increase in salaries and employee expense related to the Company’s continued growth. The inclusion of four months of SouthBank’s operating results added $1,073,000 to noninterest expense during the nine months ended September 30, 2005.

Income Taxes

Income tax expense totaled $6,803,000 for the nine-month period ended September 30, 2005, compared to $5,089,000 for the same period ended September 30, 2004. These amounts resulted in the effective tax rates of approximately 37 percent and 36 percent for 2005 and 2004, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets and state tax credits for training.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $140,408,000 due to the SouthBank acquisition, the retention of earnings, net of dividends paid and additional stock purchases. Unrealized losses on investment securities available for sale net of taxes totaled $369,000 at September 30, 2005. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 10.61 percent at September 30, 2005. Our Company’s Tier 1 risk-based capital ratio was 9.44 percent at September 30, 2005.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 8.44 percent at September 30, 2005.

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

At September 30, 2005, each of the subsidiary banks were in compliance with established guidelines.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of September 30, 2005, SBKC held $115,165,000 in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2004, the available for sale bond portfolio totaled $104,110,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans for sale to deposits of 98.8 percent as of September 30, 2005 and 101.3 percent at December 31, 2004. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans for sale to all funding sources (excluding Trust Preferred Securities) at September 30, 2005 and December 31, 2004 were 91.3 percent and 91.7 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2005 and December 31, 2004, the banks had $353,473,000 and $233,516,000 in certificates of deposit of $100,000 or more. These larger deposits represented 33 percent and 28 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of September 30, 2005, the banks reported $210,718,000, or 19.4 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Contractual Obligations

As of September 30, 2005, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$68,700,000	$45,100,000	$13,600,000	$—	$10,000,000
Correspondent Bank Line of Credit	12,950,000	—	—	—	12,950,000
Subordinated Debentures	18,557,000	—	—	—	18,557,000
Operating Leases	1,946,415	398,216	643,127	371,954	533,118
Deferred Compensation	872,844	—	—	—	872,844

	$103,026,259	$45,498,216	$14,243,127	$371,954	$42,912,962

The FHLB Advances consist of two separate programs. The first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans and investment securities as collateral to secure available lines of credit. The second program allows for advances under a Warehouse Line secured by our loans held for sale.

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

Other bank facilities are leased under operating leases included in the preceding table.

Deferred Compensation Plans are maintained by three of our subsidiary banks. These plans are for specific officers to defer current compensation until termination, retirement, death or an unforeseeable emergency. The contracts were initially funded through the purchase of life insurance policies.

During July 2005, the board of directors approved three insurance companies selected to underwrite the BOLI (Bank Owned Life Insurance) policy for Security Bank Corporation; New York Life Insurance Company, West Coast Life Insurance Company and Midland National Life Insurance Company. The Company invested a total of $5,000,000 in the BOLI policies during the quarter.

During March 2005, the Company entered into an agreement for $487,000 for the construction of an operations center in Gray, Georgia, to be used by Security Bank of Jones County. As of September 30, 2005, the Company had paid $423,000 with respect to the contract.

During September 2005, the Company entered into a contract to purchase a tract of land adjacent to its corporate headquarters for approximately $866,000.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of September 30, 2005 and December 31, 2004 approximated $362,224,000 and $233,136,000 respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $7,812,000 as of September 30, 2005 and $2,266,000 as of December 31, 2004 and commitments under performance standby letters of credit of $6,793,000 and $7,672,000 for the corresponding periods.

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

In assessing the adequacy of the ALL, we also rely on an ongoing credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our credit administration reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Goodwill

Effective January 1, 2002, the SFAS No. 142, Goodwill and Other Intangible Assets, was adopted. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2004, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Other Information

In connection with its planned combinations with R.J. Reynolds Tobacco Co., Brown & Williamson Tobacco Corp. (B&W) announced plans in October 2003 to close its plant in Macon, Georgia. The plant closing is currently in process and is expected to be completed by June 30, 2006. The plant currently employs approximately 1,000 workers. The Macon MSA has a nonagricultural employment base of approximately 148,000, or approximately 1.4 percent of the total. We cannot quantify the potential impact of the plant’s closure on the local economy. Management believes there are a number of factors that will reduce or mitigate the impact of the closure on our results of operations and financial conditions. We have extensive operations in markets outside of Macon in Houston, Jones, Glynn and Cherokee Counties, Georgia. These counties are currently experiencing significant growth. In addition, the Company operates loan production offices in Forsyth and Paulding Counties, Georgia, which are located in the high-growth north metropolitan Atlanta area. Further, the lending operations of Fairfield are in large measure geographically dispersed outside the Macon market area.

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

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). Management uses these non-GAAP measures to analyze the Company’s performance. Specifically, the Company presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, the Company’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

Interest Rate Sensitivity

	September 30, 2005
	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$1,373	$—	$1,373	$—	$—	$1,373
Federal Funds Sold	21,998	—	21,998	—	—	21,998
Investment Securities	2,135	2,097	4,232	84,129	33,013	121,374
Loans, Net of Unearned Income	608,556	163,360	771,916	274,162	17,992	1,064,070
Other Earning Assets	—	—	—	—	557	557
Loans Held for Sale	9,372	—	9,372	—	—	9,372

Total Interest Earning Assets	643,434	165,457	808,891	358,291	51,562	1,218,744

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	256,757	—	256,757	—	—	256,757
Savings (1)	19,142	—	19,142	—	—	19,142
Time Deposits	121,912	417,693	539,605	133,581	—	673,186
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	10,052	—	10,052	—	—	10,052
Other Borrowings	49,000	20,050	69,050	2,600	10,000	81,650
Subordinated Debentures	18,557	—	18,557	—	—	18,557

Total Interest-Bearing Liabilities	475,420	437,743	913,163	136,181	10,000	1,059,344

Interest Sensitivity Gap	$168,014	$(272,286)	$(104,272)	$222,110	$41,562	$159,400

Cumulative Interest Sensitivity Gap	$168,014	$(104,272)	$(104,272)	$117,838	$159,400	$159,400

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earnings Assets	13.79%	(8.56)%	(8.56)%	9.67%	13.08%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	135.34%	88.58%	88.58%	111.23%	115.05%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within nine months or less.

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

Defaults Upon Senior Securities

Not Applicable.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of securities holders during the quarter ended September 30, 2005.

PART II (CONTINUED)

Other Information

ITEM 5

Other Information

Not Applicable.

ITEM 6 EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the registrant’s Registration Statement on Form S-4 (File No. 33-80076), filed with the Commission on June 13, 1994).

3.2	Amendment to Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-128767) filed with the Commission on October 4, 2005).

3.3	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to SBKC’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, 3.2, and 3.3 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.3	SNB Bancshares, Inc. 2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement filed on June 17, 2004, File No. 333-116592).

4.4	Security Bank Corporation 2004 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference as Appendix B to the Registrant’s Definitive Proxy Statement filed on April 25, 2004, File No. 000-23261).

4.5	Security Bank Corporation 2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the Registrant’s Definitive Proxy Statement filed on April 25, 2004, File No. 000-23261).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the Registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 30, 1999).

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS (Continued)

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.9	2004 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s definitive proxy Statement (File No. 000-23261) filed with the Commission March 25, 2004).

10.10	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s definitive proxy Statement (File No. 000-23261) filed with the Commission March 25, 2004).

11.1	Statement of Computation of Net Income Per Share.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
Chief Executive Officer
Date: November 8, 2005

/s/ Holly L. McDowell
Holly L. McDowell
Principal Accounting Officer
Date: November 8, 2005