Form 10-K
period 2005-12-31
SECURITY BANK CORP
filed 2006-03-16
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer    ☐        Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2005: $259,118,446 based on stock price of $22.90.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,387,877 shares of $1.00 par value common stock as of February 20, 2006.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of Security Bank Corporation (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

• General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

• Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

• Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

• Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

• Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Unless indicated otherwise, references in this Report to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro and Rivoli Bank and Trust (collectively, the “Banks”).

Part I

Item 1	BUSINESS

General

Overview.    We are a multi-bank holding company headquartered in Macon, the third largest city in Georgia outside of metropolitan Atlanta. Since our formation on February 10, 1994, we have made several strategic acquisitions and have expanded our market presence throughout Middle Georgia, as well as toward the northern metropolitan area of Atlanta, Georgia, and toward the southeastern coastal region of Georgia. In June 2003, we changed our name from SNB Bancshares, Inc. to Security Bank Corporation and changed our stock symbol on the Nasdaq National Market to “SBKC.” We changed our name to Security Bank Corporation to leverage our “Security Bank” branding, which is well recognized in our core markets.

We provide a wide variety of community banking services through thirty-one banking and mortgage production offices, with a substantial portion of our business being drawn from Bibb, Houston and Jones Counties in the State of Georgia. At December 31, 2005, we had total assets of $1.7 billion, total deposits of $1.3 billion and total shareholders’ equity of $179.3 million.

Company’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.securitybank.net as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

Our Subsidiary Banks.    Substantially all of our business is conducted through our five subsidiary banks:

•	Security Bank of Bibb County – A state-chartered bank with $711.2 million in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates eight full-service banking offices and one limited-service office in Macon, Georgia, as well as two full-service banking offices in Brunswick and Saint Simons Island, Glynn County on the southeastern coast of Georgia. Security Bank of Bibb County is also the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Rivoli Bank & Trust – A state-chartered bank with $235.8 million in assets that engages in the commercial banking business primarily in Bibb County, Georgia. The bank operates two full-service banking offices in Macon, Georgia; one full-service banking office in Griffin, Georgia; and a loan production office in Oconee County, Georgia. Our ownership of Rivoli Bank & Trust resulted from our December 2005 acquisition of Rivoli BanCorp, Inc. Effective January 4, 2006, Rivoli Bank and Trust was merged into Security Bank of Bibb County.

•	Security Bank of Houston County – A state-chartered bank with $263.3 million in assets that engages in the commercial banking business primarily in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and four full-service banking offices in Warner Robins, Georgia. Our ownership of Security Bank of Houston County is a result of our 1998 acquisition of Crossroads Bank of Georgia.

•	Security Bank of Jones County – A state-chartered bank with $285.8 million in assets that engages in the commercial banking business primarily in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia. Our ownership of Security Bank of Jones County is a result of our 2003 acquisition of Bank of Gray.

•	Security Bank of North Metro – A state-chartered bank with $184.3 million in assets that engages in the commercial banking business in the northern metropolitan area of Atlanta, Georgia. The bank operates one full-service banking office in Woodstock, Georgia and loan production offices in Hiram and Cumming, Georgia. Our ownership of Security Bank of North Metro resulted from our 2005 acquisition of SouthBank.

Our subsidiary banks each operate autonomously under the corporate umbrella of Security Bank Corporation. As a result, each bank has its own board of directors and management comprised of persons known in the local community in which each bank operates. We provide significant assistance and oversight to our subsidiary banks in areas such as budgeting, marketing, human resource management, credit administration, operations and funding. This allows us to maintain efficient centralized reporting and policies while maintaining local decision-making capabilities.

Fairfield Financial Services, Inc. We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia, including offices in Macon, Columbus, Gray, Warner Robins, Richmond Hill, Pooler, St. Simons Island, Woodstock and Brunswick. During 2005, Fairfield Financial closed over $166.6 million in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the year ended December 31, 2005, Fairfield Financial posted approximately $3.2 million in net income. Approximately 20% of Fairfield Financial’s 2005 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 80% being derived from its interim real estate and real estate development lending activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Market Area and Competitive Position

Our primary market area is located in the geographic center of the State of Georgia approximately 75 miles south of Atlanta and is primarily comprised of Bibb, Houston and Jones Counties. We refer to this market area as “Middle Georgia,” and we are the largest independent, publicly traded bank holding company based in our primary market. Within this three-county area, we operate 17 of our 21 commercial banking offices. As a result, a majority of our revenue is derived from our business activities in and around these counties.

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

Another factor that we believe is beneficial to the Middle Georgia market is the continued growth of Atlanta. Specifically, the increasing congestion of the Atlanta metropolitan area is a factor that we believe will provide new customers for the Middle Georgia market. Because we are approximately one hour’s drive south from Atlanta, the metropolitan area of Macon, Georgia is beginning to become attractive to people working in Atlanta who do not want to live in Atlanta’s “big city” atmosphere. We expect this dynamic to continue as Atlanta’s urban sprawl increases.

In January 2003, we expanded our market presence by opening a de novo banking office in the city of Brunswick, which is located on the southeastern coast of Georgia in Glynn County. This new banking office provides diversification outside of our Middle Georgia market and allows us to take advantage of opportunities presented by the Glynn County area, which is situated midway between Savannah, Georgia and Jacksonville, Florida. In addition, we opened a de novo branch on Saint Simons Island in 2005.

In May 2005, we made our initial entry into the metro Atlanta market by acquiring SouthBank, a community bank located in Woodstock, Georgia. SouthBank operated one full service banking office and two loan production offices in the fast growing north metropolitan Atlanta counties of Cherokee, Paulding and Forsyth. The north metropolitan Atlanta area continues to experience significant growth and economic prosperity, and the acquisition of SouthBank will help us take advantage of the opportunities resulting from the tremendous growth and allow us to further increase our footprint in the state of Georgia.

In November 2005, we announced our second entry into the north metropolitan Atlanta market and signed a definitive agreement to acquire Neighbors Bancshares, Inc., the parent of Neighbors Bank, located in Alpharetta, Georgia. The acquisition of SouthBank and pending acquisition of Neighbors Bank will significantly expand our market reach into new areas with a large retail and commercial customer base. The acquisition is expected to close on March 31, 2006.

In addition, due primarily to the operations of Fairfield Financial Services, we service communities throughout Georgia and in northeastern Florida.

The deposit base for our core markets continues to expand. According to the FDIC, bank and thrift deposits in these markets grew from approximately $3.7 billion in June 2000 to more than $5.2 billion in June 2005, representing a 41% increase during that period. At June 30, 2005, we controlled, through our subsidiary banks, approximately $1.1 billion, or 21%, of this $5.2 billion deposit base; and, except for the North Metro and Glynn County markets, our subsidiary banks ranked first in market share when compared against other independent community banks based in these designated markets. As a result, we believe we are the market leader among community banks based in Middle Georgia and continue to gain market share at the expense of our super-regional and national competitors.

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

Positioning Ourselves as the Bank of Choice.    As a community banking organization operating autonomous community banks with consolidated assets of $1.7 billion, we believe we are well positioned to continue to draw business from smaller community bank competitors and from super-regional and national banking conglomerates that compete in our primary markets. Because of our size and autonomous operations, we attract customers from other community banks that lack either the ability to adequately satisfy customer demand for banking convenience and product sophistication or the necessary capital levels needed to meet the significant borrowing needs of their customers. We also attract customers from larger institutions due to our focus on customer service and our localized decision-making capabilities.

Operating Strategies.    To carry out our guiding objective, our specific operating strategies have been and continue to be:

•	Relationship Banking. We believe that customers still want to do business with a person and that they want to feel that they are important to us. As a result, we emphasize to our employees the importance of delivering exemplary customer service and seeking out opportunities to build deeper relationships with our customers. By doing so, we believe that we can avoid having to position ourselves as the “cheapest bank in town.” Instead, we can rely on the strength of our customer service and relationships to be able to charge higher prices for our products and services. In this regard, we believe we have been effective in leveraging our customer relationships through Fairfield Financial’s interim lending division, where we focus specifically on real estate borrowers with needs that place them above the level that can be accommodated comfortably by small community banks but are not large enough to attract significant attention from our super-regional or national competitors. Our ability to rapidly respond to customers’ needs not only helps to solidify relationships, but provides important, timely feedback to senior managers regarding key issues of service quality and products demanded by our markets.

Our commitment to current technology has also allowed us to consistently lead our competition in offering new products and services to our retail and small business customers. We were the first bank in Middle Georgia to offer imaged statements, and we have continued that leadership position with the first true free checking program and the first overdraft protection program in Middle Georgia. We have recently extended these products into the small business segment and partnered them with an innovative unsecured small business line of credit. Additionally, our internet banking site is more extensive and user-friendly than many of our competitors’ sites, allowing customers to access their account information, pay bills, download transaction history, transfer funds between accounts and print copies of checks or other transaction documents from their personal computers at home. These products and services, combined with our 17 branches across our primary market area, provide an impressive combination of service and convenience in Middle Georgia.

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

Growth Strategies.    Our experienced management team, competitive position and focus on relationship banking have enabled us to maintain solid, consistent growth over the last several years. We have achieved compounded annual growth rates in total assets, loans and deposits in excess of 29% from December 31, 1998 to December 31, 2005. Excluding our 2005 acquisitions, our compounded annual growth for total assets, loans, and deposits exceeded 25% during this time period. We have achieved this growth by expanding existing relationships, by increasing our market share and through expanding our market presence by de novo branching and strategic acquisition. Specifically, our growth strategies are and continue to be:

•

Enhancing Existing Relationships.    We believe that our competitive position in the Middle Georgia market presents significant growth opportunities in our primary market area, particularly in our ability to grow through our aggressive cross-selling efforts. We also plan to continue to increase business from existing customers by delivering exemplary customer service, developing new products and services and otherwise exploiting our competitive advantage in our various markets. For example, due in large part to Fairfield Financial’s “high-touch, rapid response” business model, Fairfield Financial has been able to grow its managed interim lending portfolio to over $217.4 million in five years while maintaining outstanding credit quality. Additionally, our senior loan officers have significant lending experience (in most cases over 20 years) in our markets and are well positioned to continue strong internal loan growth by meeting the borrowing needs of existing customers.

•	Growth Through Increased Market Share. We expect that the continued consolidation of the banking industry and the customer disruption caused by mergers initiated by super-regional and national competitors will provide opportunities to expand our operations and increase our market share. As these super-regional and national institutions focus on larger corporate customers and standardized loan and deposit products, we believe we have an opportunity to compete effectively for the business of small and medium-sized businesses. Additionally, because our asset base and lending limits are higher than those of any other community banks located in our primary market area, we are able to offer high quality, relationship banking services to customers whose banking needs are too large for our small community bank competitors. We believe these key advantages enable us to compete effectively within our current markets and continue to gain market share.

•	Growth by Acquisition. We will continue to seek and evaluate strategic acquisition targets as opportunities arise. We are focused on expansion opportunities outside of Middle Georgia in geographic areas with favorable demographic data that support our expansion and in which consolidation in the banking industry would position us to gain market share. We have successfully completed and integrated four acquisitions since 1998. We believe the following geographic areas represent potential additional growth markets for us:

•	The Interstate 75 and 85 corridors from Macon to Atlanta and from Atlanta to the Georgia-Tennessee and the Georgia-South Carolina state lines, outside of the I-285 perimeter surrounding Atlanta;

•	The Interstate 95 corridor of the Atlantic coastal area, ranging from Hilton Head Island, South Carolina to Jacksonville, Florida; and

•	Targeted Georgia metropolitan areas other than Atlanta.

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

According to FDIC deposit data as of June 30, 2005, in the combined markets of Bibb, Jones and Houston Counties, our three core counties of operation, bank and thrift deposits totaled approximately $3.9 billion.

Approximately 54.9% of this deposit base was controlled by super-regional and national institutions, including BB&T, Bank of America, SunTrust Bank, Wachovia Bank, Colonial Bank and CB&T Bank of Middle Georgia (Synovus). Despite the considerable resources that these competitors possess, we have achieved a significant market share in each of these counties. Specifically, as of June 30, 2005, we controlled 28.1% of the combined deposit base for these three counties, which ranked us first in overall market share and first in market share and asset base of any bank with branches located in these counties. Our expanded banking presence in Glynn County is still in its early stages of development; however, our market share at June 2005 was three times greater than June 2004. We anticipate that similar competitive advantages enjoyed by us in our core markets, namely our ability to attract customers away from small community banks and super-regional and national competitors due to our overall borrowing capacity and level of customer service, will allow us to make substantial headway in gaining market share in Glynn County. See “General—Our Subsidiary Banks” for additional information regarding our market share and “Our Strategies—Growth Strategies” for additional information regarding our efforts to increase market share.

Lending Services

Types of Loans.    We offer the following types of loans (which are based on Call Report classifications):

•	Real Estate-Construction. Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. The majority of loans made to residential builders are made against presales wherein the purchaser has already been pre-qualified for a permanent loan. At December 31, 2005, speculative residential construction loans amounted to $52.7 million or approximately 4.1% of our loan portfolio. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2005, these loans represented approximately 40.5% of our portfolio.

•	Real Estate-Mortgage. Our residential mortgage loans consist of two types of loans—residential loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. Other real estate mortgage loans may include loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2005, these loans represented approximately 47.3% of our portfolio.

•	Commercial, financial and agricultural. We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of very high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2005, these loans represented approximately 8.6% of our portfolio.

•	Loans to individuals. This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2005, these loans represented approximately 3.7% of our portfolio.

We originate loans with a variety of terms, including fixed and floating or variable rates, and a variety of maturities. Although we offer a variety of types of loans, we emphasize the use of real estate as collateral. As of December 31, 2005, approximately 87.8% of our loan portfolio, regardless of type, was secured by real estate. Although our banks generally lend to clients located in their market areas, our Fairfield Financial subsidiary is more geographically diversified, with approximately 86.6% of its portfolio consisting of loans in areas of

Georgia outside the Middle Georgia market and in northeastern Florida. This provides us with some diversification of risk, but may also increase our risk since these loans are being made outside of our local market and local relationships.

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2005 and 2004, loans and loans held for sale, net of unearned income, of $1.3 billion and $853.3 million, respectively, amounted to 76.9% and 80.2% of total assets, and 98.9% and 101.3% of deposits. Loans amounted to 87.4% of all funding sources from interest-bearing liabilities at December 31, 2005 and 89.9% at December 31, 2004. Our loan portfolio grew by 49.7% from December 31, 2004 to December 31, 2005. Excluding the Security Bank of North Metro and Rivoli BanCorp acquisitions, our loan portfolio grew by 17.7% during 2005. Loan yields were 7.27% for 2005, compared to 6.36% for 2004 and 6.61% for 2003. Our allowance for loan losses as a percentage of outstanding loans and loans held for sale amounted to 1.26% at December 31, 2005, compared to 1.28% and 1.33% at December 31, 2004 and 2003, respectively.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

(In Thousands)

	December 31,
	2005	2004	2003	2002	2001
Commercial	$106,300	$86,575	$62,618	$42,613	$42,086
Financial	0	0	0	20	26
Agricultural	3,035	3,179	1,359	1,449	1,990
Real Estate - Construction	517,373	350,150	267,201	182,948	134,940
Real Estate - Mortgage
Mortgage Loans Held for Sale	5,562	7,507	11,448	35,955	40,764
Other Mortgage:
Loans Secured by Farm Residential	5,627	3,879	3,804	3,271	2,531
Secured by 1-4 Family Residential Properties	199,072	128,770	107,424	55,361	49,050
Secured by Multifamily Residential Properties	18,366	13,660	6,036	1,149	786
Secured by Nonfarm Nonresidential Properties	376,302	220,593	213,799	132,635	127,067
Loans to Individuals	47,608	40,012	36,212	19,421	20,241

Total Loans	$1,279,245	$854,325	$709,901	$474,822	$419,481
Unearned Income	(1,564)	(1,053)	(771)	(421)	(175)

Total Net Loans	$1,277,681	$853,272	$709,130	$474,401	$419,306

Percentage of Total Portfolio
Commercial	8.32%	10.15%	8.83%	8.98%	10.04%
Financial	0.00%	0.00%	0.00%	0.00%	0.01%
Agricultural	0.23%	0.37%	0.19%	0.31%	0.47%
Real Estate - Construction	40.49%	41.04%	37.68%	38.56%	32.18%
Real Estate - Mortgage
Mortgage Loans Held for Sale	0.44%	0.88%	1.61%	7.58%	9.72%
Other Mortgage:
Loans Secured by Farm Residential	0.44%	0.45%	0.54%	0.69%	0.60%
Secured by 1-4 Family Residential Properties	15.58%	15.09%	15.15%	11.67%	11.70%
Secured by Multifamily Residential Properties	1.44%	1.60%	0.85%	0.24%	0.19%
Secured by Nonfarm Nonresidential Properties	29.45%	25.85%	30.15%	27.96%	30.30%
Loans to Individuals	3.73%	4.69%	5.11%	4.09%	4.83%

Total Loans	100.12%	100.12%	100.11%	100.08%	100.04%
Unearned Income	(0.12)%	(0.12)%	(0.11)%	(0.08)%	(0.04)%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The largest components of our loan portfolio are the real estate construction loans and the other mortgages secured by nonfarm, nonresidential properties. Real estate construction loans, which constituted 40.5% of the loans outstanding at December 31, 2005, are loans secured by real estate made to finance land development and residential and commercial construction.

Lending Limits.    When the amount of a loan or loans to a single borrower or relationship exceeds an individual officer’s lending authority, the lending decision must be approved by a more senior officer with the requisite loan authority, or the lending decision will be made by either the officers’ or directors’ loan committee.

Lending limits vary based on the type of loan and nature of the borrower. In general, however, we are able to loan to any one borrower a maximum amount equal to either 15% of total risk-based capital, or 25% of total risk-based capital if the amount that exceeds 15% is fully secured. As of December 31, 2005, our legal lending limit was approximately $27.6 million (unsecured) plus an additional $18.4 million (secured) for a total of approximately $46.0 million, for loans that meet federal and/or state collateral guidelines. Regardless of the legal lending limit, our internal guidelines limit the amount available to be loaned to any one borrowing relationship. We adjust the maximum amount available to any one borrower or relationship in accordance with an assigned credit grade. Every loan of material size is assigned a credit grade either by our credit administration department or by the appropriate approval committee, with grades denoting more credit risk receiving a lower in-house maximum. As a result, our exposure to loans with more risk should be limited by the credit grades assigned to those loans. These credit grades are reviewed regularly by bank management, regulatory authorities and our external loan review vendor for appropriateness and applicability.

Underwriting.    Collectively, our chief operating officer and our subsidiary bank presidents, who also act as our primary local lending officers, have over 150 years of lending experience. This experienced loan team has developed stringent credit underwriting and monitoring guidelines/policies while simultaneously delivering strong growth in our loan portfolio. We stress individual accountability to our loan officers, basing a portion of their compensation on the performance of the loans they approve. We employ a prudent credit approval process and have developed a comprehensive risk-management system for monitoring and measuring the adequacy of our allowance for loan losses and anticipating net charge-offs.

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

We are committed to modifying existing, or developing new, products and services that are responsive to the banking demands of our customers. For example, under a possible changing interest rate environment, we anticipate that the market demand for mortgage refinancing will likely be lower in 2006. We also project, however, that Fairfield Financial’s interim lending division will experience increased activity. Accordingly, we are addressing necessary changes in, or additions to, Fairfield Financial’s mortgage origination and interim lending products and services in order to continue to position ourselves appropriately to respond to potential shifts in the marketplace.

Employees

As of December 31, 2005, the Company had 422 employees on a full-time equivalent basis. The Company considers its relationship with its employees to be excellent.

Seasonality

We do not consider our business to be cyclical or seasonal in nature.

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

At December 31, 2005, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well-capitalized” under current Federal Reserve Board criteria. As of December 31, 2005, we had Tier 1 Capital and Total Capital of approximately 10.12% and 11.27%, respectively, of risk-weighted assets. As of December 31, 2005, we had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.72%.

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

Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification assigned to the institution by the FDIC. The FDIC is presently considering whether to charge deposit insurance premiums based upon management weaknesses and whether the bank’s underwriting practices, concentrations of risk and growth are undisciplined or outside industry norms.

The deposit insurance assessment rates currently range from zero basis points on deposits (for a financial institution in the highest category) to 27 basis points on deposits (for an institution in the lowest category), but may rate as high as 31 basis points. The Company was in the highest category during 2005, and therefore did not incur any assessments. In addition, the FDIC collects The Financing Corporation (“FICO”) deposit assessments on assessable deposits at the same rate. FICO assessments are set quarterly, and in 2005 ranged from 1.34 to 1.44 basis points. The FICO assessment rate for the Banks for the first quarter of 2006 is 1.32 basis points of assessable deposits.

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000, but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise its risk-based deposit insurance assessment program.

Community Reinvestment Act

The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”), and the federal banking agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low - and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. Following the most recent CRA examination which occurred in either 2004 or 2005, the Banks received a “satisfactory” rating.

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

Commercial Real Estate Lending and Concentrations

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The Company believes that the Guidance is applicable to it, as its loan concentrations satisfy the criteria listed above. The Company and its Board of Directors have discussed the proposed guidance and believe that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the proposed guidance.

Sarbanes-Oxley Act of 2002

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of financial reporting controls as of December 31, 2005 are included elsewhere in this report with no material weaknesses reported.

Item 1A	RISK FACTORS

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market area, including the loss of certain significant employers, such as Brown & Williamson Tobacco Corporation, which will cease operations in March 2006 and Robins Air Force Base, the operations of which may be affected by recent legislation, could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Any adverse market or economic conditions in the State of Georgia may disproportionately increase the risk that our borrowers are unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 87.8% of our loans held for investment were secured by real estate. Of the commercial real estate loans in our portfolio, approximately 26% represents properties owned and occupied by businesses to which we have extended loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Georgia could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond the Company’s control may adversely affect profitability. In addition, a significant portion of the Company’s primary business area is located near Robins Air Force Base, one of the largest employers in Georgia, and many of the Company’s customers are financially dependent, directly and indirectly, on the continued operation of Robins Air Force Base. Military installations, such as Robins Air Force Base, are subject to annual review and potential closing by the United States Congress. The closing of Robins Air Force Base, or a significant reduction in the operations conducted there may result in, among other things, deterioration in the Company’s credit quality or a reduced demand for credit and may harm the financial stability of the Company’s customers. Due to the Company’s limited market area, these negative conditions may have a more noticeable effect on the Company than would be experienced by an institution with a larger, more diverse market area.

We may face risks with respect to future expansion and acquisitions or mergers.

We continuously seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion in the future. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we seek. There can be no assurance that, integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or that our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Combining acquired companies may be more difficult, costly, or time-consuming than we expect.

The Company has executed a definitive agreement to acquire Neighbors Bancshares, Inc. (“Neighbors”), the parent of Neighbors Bank. The Company and Neighbors have operated, and, until completion of the merger, will continue to operate, independently. In addition, in May 2005, the Company acquired SouthBank in Woodstock, Georgia, which now operates as Security Bank of North Metro, and on December 31, 2005, completed the acquisition of Rivoli BanCorp, Inc and its subsidiary, Rivoli Bank & Trust, which operates in Macon, Georgia. It is possible that the integration process for these acquisitions could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect the Company’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If the Company has difficulties with the integration process, it might not achieve the economic benefits expected to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to remove their deposits or loans from the Company’s banks and move their business to competing financial institutions.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth, including our growth through acquisitions, may distort some of our historical financial ratios and statistics. For example, our earnings grew by more than 365% from 2000 to 2005. Our strong performance during this time period was, in part, the result of an extremely favorable residential mortgage refinancing market, our successful acquisitions of Security Bank of Jones County and Security Bank of North Metro and our de novo entry into Glynn County. In the future, we may not have the benefit of a favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income.

Residential mortgage originations generated $4.5 million, or 4.8%, of our gross revenue in 2005. We expect to originate fewer residential real estate loans. Accordingly, a period of rising interest rates would negatively affect our residential mortgage origination business.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Our loan portfolio includes a substantial amount of commercial and industrial loans which include risks that may be greater than the risks related to residential loans.

Our commercial and industrial loan portfolio was $106.3 million at December 31, 2005, comprising 8.3% of total loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risks than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since 71.4% of our loan portfolio consisted of CRE loans at December 31, 2005. The banking regulators have begun giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. See “Supervision and Regulation—Commercial Real Estate Lending and Concentrations.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses, which may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $16.1 million, $10.9 million and $9.4 million as of December 31, 2005, 2004 and 2003, respectively.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

If We Are Unable to Increase Our Share of Deposits in Our Market, We May Accept Out of Market and Brokered Deposits, the Costs of Which May Be Higher than Expected.

We can offer no assurance that we can maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2005, we had approximately $330.8 million in out of market deposits, including brokered deposits, which represented approximately 25.6% of our total deposits. Typically, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance that this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. In order to comply with the Sarbanes-Oxley Act, we no longer use our independent auditors for internal audit and internal controls functions. As a result, we have experienced greater compliance costs and we can give no assurances that the effectiveness of our internal audit and internal controls functions will remain the same as when those functions were performed by our independent auditors.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 16.6% of our outstanding common stock as of February 20, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Additionally, the directors of Security Bank of Jones County have agreed that as long as they serve as directors on our board or one of the boards of our subsidiaries that they will vote all of the shares of our common stock owned by them in accordance with the recommendation of our board of directors through our annual meeting in 2007. In April 2000, we also entered into an agreement with Group Financial Southeast to buy specific assets of Group Financial, which we generally refer to in this document as our Fairfield Financial acquisition. Director John W. Ramsey owned 100% of the outstanding stock of Group Financial at the time of the acquisition and continues to own those shares. Under our purchase agreement with Group Financial, Group Financial is entitled to receive additional shares of our common stock based on the future financial performance of Fairfield Financial. Any common stock issued as part of the additional purchase price paid under this purchase agreement must be voted in favor of the written recommendations of our board of directors, and if it is not, Group Financial will forfeit any future contingent payments under the purchase agreement. As of December 31, 2005, the total number of shares of our common stock that were subject to voting agreements was 1,487,619 shares or 10.3% of our outstanding stock at that time.

Risks Related to an Investment in Our Common Stock

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our five bank subsidiaries to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

We may issue additional shares of our common stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

Our articles of incorporation authorize our board of directors, without shareholder approval, to, among other things:

•	issue additional common stock or issue preferred stock in connection with future equity offerings and acquisitions of securities or assets of other companies; and

From time to time, we expect to issue additional equity securities to raise additional equity to support our portfolio. The issuance of any additional shares of common stock could be substantially dilutive to our common shareholders if they elect not to invest in future offerings. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock.

We may issue debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares of common stock and diluting your interest in us.

Item 1B	UNRESOLVED STAFF COMMENTS

None.

Item 2	PROPERTIES

The Banks (or “Our subsidiary banks”) owned sixteen full-service banking locations and one limited-service banking location, one stand alone ATM machine and night depository and Security Bank of Bibb County’s operations center, which houses its in-house data processing facility and operational support functions as of December 31, 2005. Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, leases a number of mortgage production offices throughout Georgia and the Southeast, each of which management believes to be reasonable and appropriate for the market area. The net book value of all facilities including furniture, fixtures and equipment totaled $32.0 million as of December 31, 2005. Management considers that its properties are well maintained.

Item 3	LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2005, there are no material pending legal proceedings to which SBKC or its subsidiaries are a party or of which any of its property is the subject.

We have not incurred any penalties for failing to include, in our tax returns, any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a reportable transaction under the Code that is required to be reported under Code Section 6707A(e).

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ National Market under the symbol “SBKC.” Prior to December 1, 1997, our common stock was not traded on any public market or exchange, although certain brokerage firms made a market for the common stock. The following table sets forth the high and low sale prices and closing prices per share of the common stock as reported on the NASDAQ National Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2005	High	Low	Close	Dividend Per Share
Fourth Quarter	$26.00	$21.25	$23.29	$0.065
Third Quarter	$25.39	$21.78	$24.89	$0.065
Second Quarter	$24.00	$17.71	$22.90	$0.065
First Quarter	$21.22	$19.85	$20.59	$0.065

Year Ended December 31, 2004	High	Low	Close	Dividend Per Share
Fourth Quarter	$21.65	$16.97	$20.00	$0.055
Third Quarter	$18.00	$15.62	$17.50	$0.055
Second Quarter	$17.77	$14.34	$17.30	$0.055
First Quarter	$16.00	$14.53	$15.00	$0.055

As of February 20, 2006 the Company had approximately 1,331 shareholders of record plus approximately 1,558 shareholders listed in “street name.”

For a discussion on dividend restrictions, refer to Item 1, Business—Supervision and Bank Regulation - General.

The Company did not purchase any shares of the Company’s common stock during the quarter ended December 31, 2005.

For equity compensation plan information, refer to Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2001 through December 31, 2005 is derived from our audited consolidated financial statements, which are included elsewhere in this report. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation for such periods or dates have been made. Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for a full discussion of comparability between periods.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$1,662,413	$1,063,485	$911,269	$581,319	$504,762
Investment securities	150,986	111,412	102,855	53,905	51,041
Loans receivable (net of unearned income)	1,277,681	853,272	709,130	474,401	419,306
Allowance for loan losses	16,148	10,903	9,407	5,480	4,099
Goodwill and other intangible assets, net	79,269	29,164	25,631	1,900	848
Deposits	1,291,253	842,558	743,301	440,595	375,065
Borrowings and securities sold under agreements to repurchase	130,903	88,947	67,429	77,753	90,418
Subordinated debentures	41,238	18,557	18,557	18,557	0
Shareholders’ equity	179,305	106,671	75,809	39,548	34,777

Selected Results of Operations Data:
Interest income	78,192	53,926	42,894	32,920	33,608
Interest expense	27,839	14,373	12,912	12,110	16,586
Net interest income	50,353	39,553	29,982	20,810	17,022
Provision for loan losses	2,833	2,819	2,859	2,603	1,912
Net interest income after provision for loan losses	47,520	36,734	27,123	18,207	15,110
Other income	16,603	14,814	17,302	13,146	11,147
Other expenses	38,628	32,289	30,840	23,022	19,397
Income before income taxes	25,495	19,259	13,585	8,331	6,860
Income taxes	9,310	6,940	4,938	3,065	2,518
Net income (1)	16,185	12,319	8,647	5,266	4,342

Per Share Data:
Earnings:
Basic (1)	1.31	1.10	0.99	0.77	0.65
Diluted (1)	1.27	1.07	0.96	0.76	0.64
Dividends	0.26	0.22	0.20	0.18	0.16
Book value	12.46	9.15	7.54	5.82	5.15
Weighted average shares outstanding:
Basic	12,393,980	11,156,372	8,725,276	6,779,220	6,745,938
Diluted	12,736,545	11,482,830	8,993,832	6,912,492	6,752,102

Performance Ratios:
Return on average assets (1)	1.31%	1.27%	1.16%	1.03%	1.00%
Return on average equity (1)	12.80%	13.04%	14.27%	14.11%	13.05%
Net interest margin (2) (7)	4.46%	4.45%	4.40%	4.38%	4.24%
Interest rate spread (3) (7)	4.07%	4.18%	4.12%	3.96%	3.48%
Efficiency ratio (4) (7)	57.42%	59.00%	64.81%	67.38%	68.38%
Average interest-earning assets to average interest-bearing liabilities	115.84%	117.08%	114.70%	116.92%	118.61%
Average loans to average deposits	100.28%	100.21%	103.09%	108.30%	107.47%

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Asset Quality Ratios:
Nonperforming loans to net loans (5)	0.55%	0.73%	0.59%	0.92%	0.82%
Nonperforming assets to total assets (6)	0.56%	0.77%	0.90%	1.08%	1.22%
Net charge-offs to average total loans	0.12%	0.17%	0.32%	0.28%	0.23%
Total allowance for loan losses to total nonperforming loans	230.78%	175.46%	224.99%	125.75%	119.57%
Total allowance for loan losses to total loans receivable	1.26%	1.28%	1.33%	1.16%	0.98%

Capital Ratios:
Average equity to average assets	10.21%	9.72%	8.11%	7.27%	7.63%
Leverage ratio	9.72%	9.58%	7.85%	8.94%	7.66%
Tier 1 risk-based capital ratio	10.12%	10.27%	8.93%	10.25%	8.02%
Total risk-based capital ratio	11.27%	11.40%	10.33%	12.60%	9.00%

(1)	Beginning in 2002, new accounting standards eliminated the amortization of goodwill, which is included in previous years’ net income and returns.
(2)	Net interest income divided by average interest-earning assets.
(3)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(4)	Other expenses divided by net interest income and other income.
(5)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(6)	Nonperforming assets are nonperforming loans plus other real estate owned.
(7)	Calculated on a fully tax equivalent basis.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our financial condition and results of operations. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and the related notes included elsewhere in this report.

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own five subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro and Rivoli Bank & Trust. We also own Fairfield Financial Services, Inc., an operating subsidiary of Security Bank of Bibb County. Our subsidiaries are also subject to various federal and state banking laws and regulations.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2005 was characterized by continuing increases in the Federal Reserve’s target federal funds rate to reduce inflationary pressures and, therefore, sustain the pace of economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Our balanced growth continued during 2005, with increases in assets, deposits, shareholders’ equity, earnings per share and returns on average assets and equity. The following chart shows our growth in these areas from December 31, 2004 to December 31, 2005:

	December 31, 2005	December 31, 2004	Percent Increase
	(Dollars in millions, except per share amounts)
Diluted earnings per share	$1.27	$1.07	18.7%
Total assets	1,662.4	1,063.5	56.3%
Loans	1,277.7	853.3	49.7%
Investment securities	151.0	111.4	35.5%
Deposits	1,291.3	842.6	53.2%
Shareholders’ equity	179.3	106.7	68.0%
Return on average assets	1.31%	1.27%	3.1%
Return on average equity	12.80%	13.04%	-1.8%

A total increase in loan volume of $424.4 million, $151.2 million excluding our acquisitions, resulted from continued strong loan demand in our core markets and was the primary contributor to an increase in net income to $16.2 million for 2005.

Approximately $266.6 million of the total increase in deposits of $448.7 million resulted from our acquisitions. The remaining $182.1 million increase in deposits in 2005 is the result of intensive marketing efforts aimed at increasing local low-cost deposits and funding requirements driven by our loan growth. We often met these funding needs with out-of-market deposits, which we can often acquire at targeted maturities to mitigate interest rate risk.

Our investment portfolio increased $39.6 million during 2005. Excluding our acquisitions, investment securities increased $1.7 million or 1.5%, primarily in order to provide on-balance sheet liquidity in support of strong loan demand. The overall level of investment securities declined to 9.1% of assets at the end of 2005, as compared to 10.5% of assets at the end of 2004.

Fairfield Financial closed over $166.6 million in residential mortgage loans during 2005 and posted approximately $3.2 million in net income. Approximately 20% of its 2005 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 80% being derived from its interim real estate and real estate development lending activities.

The following table illustrates our selected key financial data for each of the past five years.

SELECTED FIVE YEAR FINANCIAL DATA

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT:
Interest Income	$78,192	$53,926	$42,894	$32,920	$33,608
Interest Expense	27,839	14,373	12,912	12,110	16,586

Net Interest Income	50,353	39,553	29,982	20,810	17,022
Provision for Loan Losses	2,833	2,819	2,859	2,603	1,912
Noninterest Income	16,603	14,814	17,302	13,146	11,147
Noninterest Expense	38,628	32,289	30,840	23,022	19,397

Income Before Tax	25,495	19,259	13,585	8,331	6,860
Income Taxes	9,310	6,940	4,938	3,065	2,518

Net Income	$16,185	$12,319	$8,647	$5,266	$4,342

PER SHARE:
Earnings Per Common Share:
Basic	$1.31	$1.10	$0.99	$0.77	$0.65
Diluted	1.27	1.07	0.96	0.76	0.64
Cash Dividends Paid	0.26	0.22	0.20	0.17	0.15
Weighted Average Shares	12,393,980	11,156,372	8,725,276	6,779,220	6,745,938

RATIOS:
Return on Average Assets	1.31%	1.27%	1.16%	1.03%	1.00%
Return on Average Equity	12.80%	13.04%	14.27%	14.11%	13.05%
Dividend Payout Ratio	19.85%	20.00%	20.20%	22.08%	23.08%
Average Equity to Average Assets	10.21%	9.72%	8.11%	7.27%	7.63%
Net Interest Margin	4.46%	4.45%	4.40%	4.38%	4.24%

BALANCE SHEET:
(At end of period)
Assets	$1,662,413	$1,063,485	$911,269	$581,319	$504,762
Investment Securities (a)	150,986	111,412	102,855	53,905	51,041
Loans Held for Sale	5,562	7,507	11,448	35,955	40,764
Loans, Net of Unearned Income	1,272,119	845,765	697,682	438,446	378,542
Allowance for Loan Losses	16,148	10,903	9,407	5,480	4,099
Deposits	1,291,253	842,558	743,301	440,595	375,065
Borrowed Funds	172,141	107,504	85,986	96,310	90,418
Shareholders’ Equity	179,305	106,671	75,809	39,548	34,777
Shares Outstanding	14,386,960	11,639,810	10,048,600	6,796,634	6,745,938

(a)	Investment Securities include Restricted Stock (in thousands): 2005 - $6,974; 2004 - $4,918; 2003 - $3,935; 2002 - $3,614 and 2001 - $3,533.

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

We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and internal loan review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our internal loan review process (which is maintained at the holding company level).

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses, which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we apply two stress factors. The first stress factor consists of economic factors including such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit (such as commercial real estate) in any particular industry group, and new banking laws or regulations. The second stress factor is based on the credit grade of the loans in our unsecured consumer loan portfolio. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

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

In assessing the adequacy of the ALL, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Stock-Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” management has elected to expense the fair value of stock options. We utilize the Black-Scholes model in determining the fair value of the stock options. The model takes into account certain estimated factors such as the expected life of the stock option and the volatility of the stock. The expected life of the stock option is a function of the vesting period of the grant, the average length of time similar grants have remained outstanding, and the expected volatility of the underlying stock. Volatility is a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period.

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

Results of Operations For The Years Ended December 31, 2005, 2004 and 2003

Our net income was $16.2 million, $12.3 million, and $8.6 million, for the years 2005, 2004, and 2003, respectively. Our 2005 earnings were up by 31% over 2004, and the 2004 earnings showed a 42% increase over 2003. Diluted earnings per share (“EPS”) amounted to $1.27 in 2005, $1.07 in 2004 and $0.96 in 2003. The $1.27 EPS in 2005 was up $0.20 per share over 2004 results for an increase of 18.7%. The $1.07 EPS in 2004 was up $0.11 per share over 2003 results for an increase of 11.5%. Our return on average equity (“ROE”) of 12.80% in 2005 is a 24 basis-point decline from our 2004 ROE of 13.04%. The decline in the ROE in 2005 was primarily attributable to common equity offerings of approximately $58.4 million in connection with our two acquisitions. The ROE for 2004 of 13.04% was a 123 basis point decline from the ROE of 14.27% for 2003. This decline was caused primarily by our common equity offering of $19.0 million in May 2004.

The following tables provide recaps of the dollar and percentage changes we have experienced in our income statements, balances sheets and key ratios in recent years.

RECAP OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2005	2004	$ Change 2005 vs 2004	% Change 2005 vs 2004	2003	$ Change 2004 vs 2003	% Change 2004 vs 2003
INCOME STATEMENT:
Interest Income	$78,192	$53,926	$24,266	45.00%	$42,894	$11,032	25.72%
Interest Expense	27,839	14,373	13,466	93.69%	12,912	1,461	11.32%

Net Interest Income	50,353	39,553	10,800	27.31%	29,982	9,571	31.92%
Provision for Loan Losses	2,833	2,819	14	0.50%	2,859	(40)	(1.40)%
Noninterest Income	16,603	14,814	1,789	12.08%	17,302	(2,488)	(14.37)%
Noninterest Expense	38,628	32,289	6,339	19.63%	30,840	1,449	4.70%

Income Before Tax	25,495	19,259	6,236	32.38%	13,585	5,674	41.77%
Income Taxes	9,310	6,940	2,370	34.15%	4,938	2,002	40.54%

Net Income	$16,185	$12,319	$3,866	31.38%	$8,647	$3,672	42.47%

PER SHARE:
Earnings Per Common Share:
Basic	$1.31	$1.10	$0.21	19.09%	$0.99	$0.11	11.11%
Diluted	1.27	1.07	0.20	18.69%	0.96	0.11	11.46%
Cash Dividends Paid	0.26	0.22	0.04	18.18%	0.20	0.02	10.00%
Weighted Avg. Shares (Basic)	12,393,980	11,156,372	1,237,608	11.09%	8,725,276	2,431,096	27.86%
Weighted Avg. Shares (Diluted)	12,736,545	11,482,830	1,253,715	10.92%	8,993,842	2,488,988	27.67%

RATIOS:
Return on Average Assets	1.31%	1.27%	0.04%	3.15%	1.16%	0.11%	9.48%
Return on Average Equity	12.80%	13.04%	-0.24%	-1.84%	14.27%	(1.23)%	(8.62)%
Dividend Payout Ratio	19.85%	20.00%	-0.15%	-0.76%	20.20%	0.20%	(0.99)%
Avg Equity to Avg Assets	10.21%	9.72%	0.49%	5.04%	8.11%	1.61%	19.85%
Net Interest Margin	4.46%	4.45%	0.01%	0.22%	4.40%	0.05%	1.14%

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of our earnings. Our average net interest rate margin, on a taxable equivalent basis, was 4.46% in 2005, 4.45% in 2004, and 4.40% in 2003. Net interest income before tax equivalency adjustments in 2005 amounted to $50.4 million, up 27% from $39.6 million in 2004. The 2004 net interest income was up 32% from $30.0 million posted in 2003.

The following table presents a recap of interest income, adjusted to a tax-equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.

NET INTEREST INCOME

(Dollars in thousands)

	Years Ended December 31
	2005	2004	2003
Interest Income	$78,192	$53,926	$42,895
Taxable Equivalent Adjustment	324	365	302

Interest Income (1)	78,516	54,291	43,197
Interest Expense	27,839	14,372	12,912

Net Interest Income (1)	$50,677	$39,919	$30,285

	Years Ended December 31
	2005	2004	2003
	(As a % of Average Earning Assets)
Interest Income (1)	6.90%	6.06%	6.27%
Interest Expense	2.44%	1.61%	1.87%

Net Interest Rate Margin (1)	4.46%	4.45%	4.40%

(1)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax-exempt securities to a fully taxable basis.

(2)	Average Earning Assets used in ratios as follows (in thousands): 2005-$1,137,202; 2004-$896,582 and 2003-$689,109.

2005 compared to 2004:

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2005 increased $10.8 million to $50.7 million from $39.9 million for the year ended December 31, 2004. The increase in net interest income was attributable to an increase of $24.2 million, or 45%, in interest income while interest expense only increased $13.4 million during 2005. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) decreased 11 basis points from 4.18% for the year ended December 31, 2004 to 4.07% for the year ended December 31, 2005, while the net interest margin (net interest income on a tax equivalent basis divided by average earning assets) increased 1 basis point from 4.45% to 4.46% during the same period.

The decrease in the net interest rate spread in 2005 was primarily reflective of a 95 basis-point increase in the average cost of interest-bearing liabilities, while the yield on earning assets increased 84 basis points. We experienced significant increases in the costs of all deposits except for savings accounts as our average cost of interest bearing deposits increased to 2.69% in 2005 from 1.73% in 2004. Meanwhile, the loan portfolio yield increased 91 basis points as higher-yielding fixed rate loans repriced at higher rates and variable rate loans with interest-rate floors began to participate fully in rate increases during 2005.

Interest Income.    Interest income on a tax-equivalent basis was $78.5 million for the year ended December 31, 2005, an increase of $24.2 million from $54.3 million for the year ended December 31, 2004. Interest income on loans and investment securities increased $23.3 million and $0.5 million, respectively, for the year ended December 31, 2005 compared to the year ended December 31, 2004.

The increase in interest income on loans for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to an increase in average balance of $222.0 million, of which

$72.8 million was attributable to the inclusion of seven months of loan balances acquired from SouthBank in May 2005. Excluding the loan balances acquired from SouthBank, the $149.2 million increase in average loans is attributable to continued strong loan growth in our core markets.

Interest income on investment securities increased $0.5 million as a result of an increase of $12.2 million in average balance for the year ended December 31, 2005 compared to the year ended December 31, 2004, and an increase of 1 basis point in the average yield on these securities during the same period. Excluding investment securities acquired from SouthBank, the average balance of investment securities increased $2.1 million.

The primary reason for the increase in the average balance of investment securities of $2.1 million was to maintain the level of investment securities as a percent of total assets, so that on-balance sheet liquidity would keep pace with loan growth. At December 31, 2005, investment securities equaled 9.1% of assets, as compared to 10.5% at December 31, 2004.

Overall, the yield on interest-earning assets increased 84 basis points from 6.06% during the year ended December 31, 2004 to 6.90% for the year ended December 31, 2004.

Interest Expense.    Interest expense increased $13.4 million, to $27.8 million, for the year ended December 31, 2005, from $14.4 million for the year ended December 31, 2004. The increase in interest expense resulted primarily from an increase of $12.0 million in interest expense on deposits. Excluding seven months of expense resulting from our acquisition of SouthBank, interest expense increased $10.5 million and interest expense on deposits increased $9.3 million. The average cost of interest-bearing deposits, the largest component of interest expense, increased by 96 basis points and the average balance increased by $206.7 million. Of the $206.7 million increase in average balances, interest-bearing NOW accounts increased $76.9 million, money market accounts decreased $5.2 million and savings accounts increased $0.7 million. The increase in the average balance for interest-bearing NOW accounts is primarily due to the introduction of the Premium Select Checking account, which offers a competitive interest rate and the benefits of a traditional checking account. Given the advantages and attractive interest rate offered with the Premium Select Checking account, some of our customers transferred their deposits from our traditional money market account to the Premium Select Checking account. Time deposits, the largest category of deposits, increased $134.3 million, primarily due to the increase in brokered and internet-based CD’s to fund loan growth in the Fairfield Interim Lending (Acquisition and Development) division.

The interest expense on borrowed funds in 2005 increased by $1.4 million or 54% when compared to 2004. This increase was caused by an increase of $9.2 million or 10.1% in the average balance of borrowed funds combined with an increase of 117 basis points to 4.11% in the average costs of borrowings.

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

The increase in interest income on loans for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily attributable to an increase in average balance of $178.0 million, of which $21.1 million was attributable to including in 2004 a full year of loan balances acquired from Security Bank of Jones County in May 2003. The year ended December 31, 2003 included 7 months of these balances.

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

Interest Expense.    Interest expense increased $1.5 million, to $14.4 million, for the year ended December 31, 2004, from $12.9 million for the year ended December 31, 2003. The increase in interest expense resulted primarily from an increase of $1.4 million in interest expense on deposits. The average cost of interest-bearing deposits, the largest component of interest expense, declined by 31 basis points and the average balance increased by $169.3 million. Of the $169.3 million increase in average balances, interest-bearing accounts increased $22.9 million, money market accounts increased $14.1 million and savings accounts increased $5.1 million, primarily as a result of our increased marketing efforts to bring in low cost deposits. Time deposits, the largest category of deposits, increased $127.2 million; primarily due to the increase in brokered and internet-based CD’s to fund loan growth in the Fairfield Interim Lending (Acquisition and Development) division.

The interest expense on borrowed funds in 2004 was relatively unchanged when compared to 2003. A decline in the average balance in borrowed funds of $4.2 million was offset by an increase in the average cost of borrowed funds of 20 basis points, which resulted in a net increase in the cost of other borrowings of $62,000 when comparing 2004 to 2003.

Interest Rates and Interest Differential

The following tables set forth our average balance sheets, interest and yield information on a taxable equivalent basis for the years ended December 31, 2005, 2004, and 2003.

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax equivalent basis, dollars in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Loans, Net of Unearned Income: (a) (b)
Taxable	$997,526	72,599	7.28%	$775,274	49,303	6.36%	$574,706	38,328	6.67%
Tax Exempt (c)	0	0	0	0	0	0	0	0	0
Loans Held for Sale	6,726	373	5.55	6,955	419	6.02	29,518	1,611	5.46

Net Loans	1,004,252	72,972	7.27	782,229	49,722	6.36	604,224	39,939	6.61

Investment Securities: (d)
Taxable	101,992	4,007	3.93	88,247	3,352	3.80	65,001	2,296	3.53
Tax Exempt (c)	14,680	947	6.45	16,206	1,077	6.65	13,341	888	6.66

Total Investment Securities	116,672	4,954	4.25	104,453	4,429	4.24	78,342	3,184	4.06

Interest Earning Deposits	2,950	112	3.80	1,539	25	1.62	1,115	10	0.90
Federal Funds Sold	13,328	478	3.59	8,361	115	1.38	5,428	64	1.18

Total Interest Earning Assets	1,137,202	78,516	6.90	896,582	54,291	6.06	689,109	43,197	6.27

Non-Earning Assets	100,831			75,509			57,521

Total Assets	$1,238,033			$972,091			$746,630

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest Bearing Demand Deposits	$158,264	3,043	1.92%	$81,385	383	0.47%	$58,498	263	0.45%
Money Market Accounts	80,640	1,350	1.67	85,886	865	1.01	71,802	743	1.03
Savings Deposits	19,969	102	0.51	19,299	96	0.50	14,166	88	0.62
Time Deposits of $100,000 or More	317,143	10,395	3.28	195,300	3,679	1.88	117,634	2,683	2.28
Other Time Deposits	305,609	8,837	2.89	293,039	6,679	2.28	243,554	6,527	2.68

Total Interest Bearing Deposits	881,625	23,727	2.69	674,909	11,702	1.73	505,654	10,304	2.04

Federal Funds Purchased and Repurchase Agreements Sold	16,294	528	3.24	10,871	145	1.33	10,272	105	1.02
Other Borrowed Money & FHLB	83,755	3,584	4.28	80,003	2,525	3.16	84,290	2,499	2.96
Demand Note U.S. Treasury	0	0	0	21	0	0.00	553	4	0.72

Total Borrowed Funds	100,049	4,112	4.11	90,895	2,670	2.94	95,115	2,608	2.74

Total Interest Bearing Funding	981,674	27,839	2.83	765,804	14,372	1.88	600,769	12,912	2.15

Non-Int. Bearing Demand Deposits	119,867			105,695			80,472
Other Liabilities	10,031			6,139			4,808
Stockholders’ Equity	126,461			94,453			60,581

Total Liabilities & Stockholders’ Equity	$1,238,033			$972,091			$746,630

Interest Rate Spread			4.07%			4.18%			4.12%

Net Interest Income		50,677			39,919			30,285

Net Interest Margin			4.46%			4.45%			4.40%

Notes	to Table of Average Balance Sheets, Interest and Yields:

(a)	Interest income includes loan fees as follows (in thousands): 2005—$4,367; 2004-$3,287 and 2003-$2,586.

(b)	Average loans are shown net of unearned income. Nonaccrual loans are included.

(c)	Reflects taxable equivalent adjustments using the statutory income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to (in thousands) $324 for 2005; $365 for 2004; and $302 for 2003.

(d)	Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 2005 compared to the year 2004 and for the year 2004 compared to the year 2003.

RATE / VOLUME ANALYSIS

(In thousands)

	For the Years Ended December 31
	2005 Compared to 2004 Change Due To (a)			2004 Compared to 2003 Change Due To (a)
	Volume	Rate	Net Change	Volume	Rate	Net Change
INTEREST EARNED ON:
Taxable Loans, Net	$14,134	$9,162	$23,296	$13,376	$(2,401)	$10,975
Tax Exempt Loans (b)	0	0	0	0	0	0
Loans Held for Sale	(14)	(32)	(46)	(1,231)	39	(1,192)
Taxable Investment Securities	522	133	655	821	235	1,056
Tax Exempt Investment Securities (b)	(101)	(29)	(130)	191	(2)	189
Interest Earning Deposits	23	64	87	4	11	15
Federal Funds Sold	68	295	363	35	16	51

Total Interest Income	14,632	9,593	24,225	13,196	(2,102)	11,094

INTEREST PAID ON:
Interest Bearing Demand Deposits	362	2,298	2,660	103	17	120
Money Market Accounts	(53)	538	485	146	(24)	122
Savings Deposits	3	3	6	32	(24)	8
Time Deposits of $100,000 or More	2,295	4,421	6,716	1,771	(775)	996
Other Time Deposits	286	1,872	2,158	1,326	(1,174)	152
Federal Funds Purchased and Repurchase Agreements Sold	72	311	383	6	34	40
FHLB & Other Borrowings	118	941	1,059	(127)	153	26
Demand Note U.S. Treasury	0	0	0	(4)	0	(4)

Total Interest Expense	3,083	10,384	13,467	3,253	(1,793)	1,460

Net Interest Income	$11,549	$(791)	$10,758	$9,943	$(309)	$9,634

(a)	The change in interest due to both rate and volume has been allocated to the rate component.

(b)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 34% in adjusting interest on tax exempt investment securities to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings taken to increase the allowance for loan losses. The general nature of lending results in periodic charge-offs of non-performing loans, in spite of our continuous loan review process, credit standards, and internal controls. During 2005 and 2004, we factored into our provision for loan losses a subjective assessment of the economic downturn’s effect on the cash flow of some of our borrowers. We expensed $2.83 million in 2005, $2.82 in 2004, and $2.86 million in 2003 for loan loss provisions. The slight decrease in the provision for loan losses in 2005 was primarily due to a low level of net charge-offs as compared to the Company’s five year average of net charge-offs. Our net charge-offs as a percentage of average loans outstanding were 0.12% in 2005, 0.17% in 2004, and 0.32% in 2003. The 2005 level of net charge-offs to average loans of 0.12% was low compared to the five-year average of 0.22%. Amounts of net loans charged off during recent years are reasonable by industry standards and are below peer group institutions of similar asset size. We incurred net charge-offs of $1.22 million in 2005, compared to $1.32 million during 2004, and $1.82 million during 2003. The allowance for loan losses on December 31, 2005 stood at 1.26% of outstanding net loans and loans held for sale, down from 1.28% at December 31, 2004 and 1.33% at December 31, 2003.

Non-interest Income

Non-interest income of $16.6 million in 2005 represented an increase of 12.2% or $1.8 million from $14.8 million recorded in 2004. Service charges on deposit accounts, which constitute 44.3% of non-interest income, are the largest component of non-interest income, generating $7.4 million for 2005, up from $6.5 million in 2004. Service charges on deposit accounts, which are primarily fees generated from our courtesy overdraft protection product, accounted for $5.3 million, or 72.4% of all service charges. The courtesy overdraft product completed its fourth full year in 2005, but its growth was enhanced by the success of the high-performance checking program. The increase in fees from our courtesy overdraft product is also attributable to the significant growth in deposits during the year of $182.1 million or 22%, excluding the impact of the SouthBank and Rivoli BanCorp acquisitions. The second largest component of non-interest income is mortgage banking income, which constituted 27.5% of non-interest income during 2005. Mortgage banking income decreased $392,000 from $4.9 million in 2004 to $4.5 million in 2005. The decrease in mortgage banking income is attributable to the slow down in the refinance market resulting from increasing interest rates. This decline was offset by commissions and fees generated by Fairfield Financial’s interim lending division. Commissions and fees increased 5.4% to $2.5 million over amounts reported in 2004.

Non-interest Expense

Non-interest expense was $38.6 million for the year ended 2005, up 19.5% or $6.3 million, from $32.3 million in 2004. Salaries and benefits, the largest component of non-interest expense, constituting 59.2% of non-interest expense, increased $4.2 million to $22.8 million in 2005 from $18.6 million in 2004. Approximately $1.1 million of the increase in salaries and benefits is related to the hiring of approximately twenty employees in connection with the acquisition of SouthBank. The remainder of the increase is due to normal salary and benefit increases from merit increases and the hiring of new employees.

All other operating overhead increased by $2.2 million or 15.8% during 2005. Excluding SouthBank’s operating results for the seven months ended December 31, 2005, other operating overhead increased approximately $1,402,000 or 10.3%. The primary increases were due to the fees associated with and expenses incurred by the Company in connection with the acquisitions of SouthBank and Rivoli BanCorp as well as increases in directors’ fees and audit and accounting fees primarily attributable to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Tax Expense

Our consolidated federal and state income tax expense increased to $9.3 million in 2005, up from $6.9 million in 2004 and $4.9 million in 2003. The effective tax rate was 36.5%, 36.0%, and 36.4% in 2005, 2004 and

2003, respectively. Our effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the balance sheet. See Note 8 to our Consolidated Financial Statements for a detailed analysis of income taxes.

Quarterly Results of Operations

The following table provides income statement recaps and earnings per share data for each of the four quarters for the years ended December 31, 2005 and 2004.

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For The Year 2005
Interest Income	$22,860	$21,444	$18,023	$15,865	$78,192
Interest Expense	8,864	7,976	6,162	4,837	27,839

Net Interest Income	13,996	13,468	11,861	11,028	50,353
Provision For Loan Losses	630	624	804	775	2,833
Noninterest Income	4,097	4,410	4,582	3,514	16,603
Noninterest Expense	10,577	10,256	9,332	8,463	38,628

Income Before Income Taxes	6,886	6,998	6,307	5,304	25,495
Provision For Income Taxes	2,507	2,509	2,397	1,897	9,310

Net Income	$4,379	$4,489	$3,910	$3,407	$16,185

Net Income per Common Share
Basic	$0.34	$0.36	$0.32	$0.29	$1.31
Diluted	0.33	0.33	0.32	0.29	1.27

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For The Year 2004
Interest Income	$14,717	$13,824	$13,057	$12,328	$53,926
Interest Expense	4,135	3,669	3,294	3,275	14,373

Net Interest Income	10,582	10,155	9,763	9,053	39,553
Provision For Loan Losses	852	529	718	720	2,819
Noninterest Income	4,130	3,688	3,640	3,356	14,814
Noninterest Expense	8,592	8,206	7,946	7,545	32,289

Income Before Income Taxes	5,268	5,108	4,739	4,144	19,259
Provision For Income Taxes	1,851	1,898	1,729	1,462	6,940

Net Income	$3,417	$3,210	$3,010	$2,682	$12,319

Net Income per Common Share
Basic	$0.29	$0.28	$0.27	$0.26	$1.10
Diluted	0.29	0.27	0.27	0.24	1.07

Distribution of Assets, Liabilities & Shareholders’ Equity

The following table presents condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Years Ended December 31
	2005	%	2004	%	2003	%
ASSETS:
Cash & Due From Banks	$32,483	2.62%	$26,089	2.68%	$22,255	2.98%
Time Deposits-Other Banks	2,950	0.24%	1,539	0.16%	1,115	0.15%
Federal Funds Sold	13,328	1.08%	8,361	0.86%	5,428	0.73%
Taxable Investment Securities	101,992	8.24%	88,247	9.08%	65,001	8.70%
Non-Taxable Inv. Securities	14,680	1.19%	16,206	1.67%	13,341	1.79%
Loans, Net of Interest	997,526	80.56%	775,274	79.75%	574,706	76.97%
Loans Held for Sale	6,726	0.54%	6,955	0.72%	29,518	3.95%
Allowance for Loan Losses	(12,583)	(1.02)%	(9,970)	(1.03)%	(7,489)	(1.00)%
Bank Premises & Equipment	21,367	1.73%	18,182	1.87%	15,432	2.07%
Other Real Estate	1,680	0.14%	2,330	0.24%	2,982	0.40%
Intangible Assets	43,025	3.48%	28,643	2.95%	13,943	1.87%
Other Assets	14,859	1.20%	10,235	1.05%	10,398	1.39%

TOTAL ASSETS	$1,238,033	100.00%	$972,091	100.00%	$746,630	100.00%

	Years Ended December 31
	2005	%	2004	%	2003	%
LIABILITIES & STOCKHOLDERS’ EQUITY:
Deposits:
Non-Interest Bearing	$119,867	9.68%	$105,695	10.87%	$80,472	10.78%
Interest Bearing	881,625	71.21%	674,909	69.43%	505,654	67.73%

Federal Funds Purchased and Repurchase Agreements Sold	16,294	1.32%	10,871	1.12%	10,272	1.38%
FHLB & Other Borrowings	83,755	6.77%	80,003	8.23%	84,290	11.29%
Demand Notes-US Treasury	0	0.00%	21	0.00%	553	0.07%
Other Liabilities	10,031	0.81%	6,139	0.63%	4,808	0.64%

Total Liabilities	1,111,572	89.79%	877,638	90.28%	686,049	91.89%

Common Stock	10,062	0.81%	10,560	1.09%	8,718	1.17%
Surplus	76,527	6.18%	55,491	5.71%	30,494	4.08%
Undivided Profits	39,872	3.22%	28,402	2.92%	21,369	2.86%

Total Stockholders’ Equity	126,461	10.21%	94,453	9.72%	60,581	8.11%

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,238,033	100.00%	$972,091	100.00%	$746,630	100.00%

As of December 31, 2005, total assets were $1.66 billion, an increase of $598.9 million, or 56.3% over 2004. Total loans and loans held for sale increased by $424.4 million, or 49.7%, in 2005. The increase in loans was the primary driver of asset growth during 2005. Excluding the acquisitions of SouthBank and Rivoli BanCorp, total assets increased $205.1 million or 19.3% and loans increased $151.2 million or 17.7%. Excluding our acquisitions, to fund our loan and asset growth, we increased deposits by $182.1 million and stockholders’ equity by $14.2 million.

As of December 31, 2004, total assets were $1.06 billion, an increase of $152.2 million or 16.7% over year-end 2003 levels. Total loans and loans held for sale increased by $144.2 million or 20.3% in 2004. To fund our asset and loan growth, we increased deposits by $99.2 million, borrowed funds by $21.5 million and stockholders’ equity by $30.9 million. Of the total increase in stockholders’ equity, $19.0 million was attributable to the proceeds of our common stock offering of 1,352,400 shares (adjusted for the May 2005 two-for-one stock split) in May 2004.

Loan Portfolio

Non-Performing Assets

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

Nonperforming assets at December 31, 2005 amounted to approximately $9.4 million, or 0.74% of total loans and other real estate. This compares to approximately $8.2 million in nonperforming assets or 0.96% of total loans and other real estate at December 31, 2004.

Nonperforming assets at December 31, 2004 amounted to approximately $8.2 million, which is essentially unchanged from the level at December 31, 2003. However, the level of nonperforming assets as a percentage of total loans and other real estate at December 31, 2004 was down to 0.96% from 1.15% at December 31, 2003.

The following table sets forth our nonaccrual, restructured and past-due loans, along with other real estate owned at the end of the past five years, and the amount of interest foregone in 2005 on our nonperforming assets.

NONPERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Nonperforming loans:
Nonaccrual loans	$6,997	$6,214	$4,154	$4,349	$3,133
Restructured loans	0	0	0	0	0
Loans 90 days or more past due and still accruing	0	0	27	9	295

Total nonperforming loans	6,997	6,214	4,181	4,358	3,428
Other real estate owned	2,394	1,991	4,007	1,903	2,705

Total nonperforming assets	$9,391	$8,205	$8,188	$6,261	$6,133

Nonperforming assets to total loans and other real estate	0.74%	0.96%	1.15%	1.31%	1.45%

Allowance for loan losses to nonperforming loans	230.78%	175.46%	224.99%	125.75%	119.57%

	Nonaccrual	Restructured	Total
Year ended December 31, 2005:
Interest at contracted rates (a)	$351	$0	$351
Interest recorded as income	0	0	0

Reduction of interest income during 2005	$351	$0	$351

(a)	Interest income that would have been recorded, if the loans had been current and in accordance with their original terms.

At December 31, 2005 and December 31, 2004, there were no other loans classified for regulatory purposes as loss or doubtful that are not included in the table above, but there were other loans classified for regulatory purposes as substandard or special mention that are not included in the table above. However, management is aware of no such substandard or special mention loans not included above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in Middle Georgia, and to a lesser extent northern metropolitan Atlanta and Glynn County and in other Georgia markets where Fairfield Financial operates loan offices. As of December 31, 2005 and 2004, approximately 87.8% and 84.9%, respectively, of our loan portfolio was secured by real estate. These loans are well collateralized and, in management’s opinion, do not pose an unacceptable level of credit risk. The Company does make speculative loans to borrowers in that the collateral property has not been pre-sold or pre-leased. While these loans are inherently riskier due to the fact that the borrower may not be able to sell or lease the property as intended, the Company only makes these loans to established customers with a good history of prior developments. At December 31, 2005, the Company had outstanding speculative loans of approximately $210.2 million.

The largest components of our loan portfolio are the construction and land development loans and mortgage loans secured by nonfarm, nonresidential properties. Real estate construction and development loans, which are 40.5% of the loan portfolio, are made to finance land development and residential and commercial construction. Mortgage loans secured by nonfarm, nonresidential properties, which are 29.5% of the portfolio, are loans made to finance the purchase or development of commercial properties such as hotels, motels, shopping centers, timber holdings, office buildings and convenience stores. Of the total, the largest collateral types are retail facilities (23.1%) and office facilities (18.5%).

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Summary of Loan Loss Experience

The following table summarizes loans charged off, recoveries of loans previously charged off and additions to the allowance for loan losses that have been charged to operating expense (i.e. provisions for loan losses) for the periods indicated. We have no lease financing or foreign loans.

ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years Ended December 31
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of period	$10,903	$9,407	$5,480	$4,099	$3,003
Loans charged off during the period:
Commercial, financial and agricultural	470	290	68	881	299
Real estate-construction	84	455	835	0	0
Real estate-mortgage	364	236	699	87	119
Loans to individuals	797	1,069	654	479	457

Total loans charged off	1,715	2,050	2,256	1,447	875

Recoveries during the period of loans previously charged off:
Commercial, financial and agricultural	103	170	136	149	13
Real estate-construction	5	37	3	1	0
Real estate-mortgage	16	46	187	2	0
Loans to individuals	372	474	109	73	46

Total loans recovered	496	727	435	225	59

Net loans charged off during the period	1,219	1,323	1,821	1,222	816

Additions to allowance-provision expense	2,833	2,819	2,859	2,603	1,912

Business Combination, SouthBank	1,420	0	0	0	0
Business Combination, Rivoli BanCorp	2,211	0	0	0	0
Business Combination, Bank of Gray	0	0	2,889	0	0

Allowance for loan losses at end of period	$16,148	$10,903	$9,407	$5,480	$4,099

Allowance for loan losses to period end net loans	1.26%	1.28%	1.33%	1.16%	0.98%

Ratio of net loans charged off during the period to average net loans outstanding during the period	0.12%	0.17%	0.32%	0.28%	0.23%

The allowance for loan losses as a percentage of net loans, excluding loans held for sale, decreased to 1.27% at December 31, 2005 from 1.29% at December 31, 2004. The decrease in the allowance is primarily attributable to the substantial loan growth during 2005. Excluding our acquisitions, loans increased $151.2 million or 17.7% in 2005 from the prior year.

The provision for loan losses represents management’s determination of the amount necessary to be transferred to the allowance for loan losses to maintain a level that it considers adequate in relation to the risk of future losses inherent in the loan portfolio. It is the policy of our subsidiary banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses that must be charged off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the loan committees of our subsidiary banks’ boards of directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of banks, the primary banking regulators may, from time to time, require additions to banks’ provisions for loan losses and allowances for loan losses if the regulators’ credit evaluations differ from those of management.

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the allowance, including current economic conditions, loan loss experience, regulatory guidelines and current levels of non-performing loans. Management believes that the balances of $16.1 million and $10.9 million in the allowance for loan losses at December 31, 2005 and 2004, respectively, were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio or that our allowance for loan losses will be sufficient to absorb such unexpected losses.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded, through a charge to earnings, as an adjustment to the allowance for loan losses. When management considers a loan, or a portion thereof, as uncollectible, it is charged against the allowance for loan losses.

An allocation of the allowance for loan losses has been made to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for risk characteristic changes among each category. Additional allowance amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.

The following table shows a five-year comparison of the allocation of the allowance for loan losses based on loan categories.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31
	2005		2004		2003		2002		2001
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Balance at end of period applicable to:
Commercial, financial and agricultural	$1,109	9%	$872	10%	$677	9%	$1,184	9%	$689	11%
Real estate-construction	5,248	41%	3,576	41%	2,860	38%	877	39%	623	32%
Real estate-mortgage	6,078	46%	3,838	44%	3,612	48%	1,271	48%	1,311	52%
Loans to individuals	483	4%	436	5%	376	5%	1,052	4%	656	5%
Unallocated	3,230	—	2,181	—	1,882	—	1,096	—	820	—

Total allowance for loan losses	$16,148	100%	$10,903	100%	$9,407	100%	$5,480	100%	$4,099	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

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

As of December 31, 2005, our portfolio of bonds and equity investments amounted to $151.0 million, or 9.1% of total assets, compared to $111.4 million, or 10.5% of total assets at December 31, 2004. Excluding securities acquired from SouthBank and Rivoli BanCorp, the Company’s total investment portfolio was $113.1 million at December 31, 2005.

The average tax-equivalent yield on the portfolio was 4.25% for the year 2005 versus 4.24% in 2004 and 4.06% in 2003. During 2005, net (losses) gains on the sale of securities were $(5,598), compared to $12,703 for 2004 and $55,484 for 2003.

At December 31, 2005, the major portfolio components, based on amortized or accreted cost, included 51.2% in mortgage-backed securities issued by U.S. government agencies; 30.8% in other bonds of U.S. government agencies; 13.0% in state, county and municipal bonds; 4.6% in restricted stocks; and 0.4% in other securities. As of December 31, 2005, the investment portfolio had gross unrealized gains of $419,291 and gross unrealized losses of $2,860,141 for a net unrealized loss of $2,440,850. As of December 31, 2004, the portfolio had a net unrealized gain of $557,225. In accordance with SFAS No. 115, stockholders’ equity included net unrealized losses of $1,599,442 for December 31, 2005 and net unrealized gains of $352,801 for December 31, 2004 recorded on the Available for Sale portfolio, net of deferred tax effects. No trading account has been established by us and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2005, 2004, and 2003. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost. Unrealized gains and losses on securities Available for Sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of shareholders equity.

INVESTMENT SECURITIES

(Dollars in thousands)

	December 31,
	2005	2004	2003
Securities Available for Sale
U. S. Treasury	$0	$815	$859
U. S. Government Agencies
Mortgage-Backed	76,713	62,623	48,052
Other	46,190	24,796	32,633
State, County & Municipal	20,068	15,205	15,984
Other Investments (Restricted stocks & Other)	7,665	5,589	3,935

	$150,636	$109,028	$101,463

Securities Held to Maturity
U. S. Treasury	$0	$0	$0
U. S. Government Agencies
Mortgage-Backed	0	0	0
Other	0	999	0
State, County & Municipal	350	1,385	1,392
Other Investments	0	0	0

	$350	$2,384	$1,392

Total Investment Securities
U. S. Treasury	$0	$815	$859
U. S. Government Agencies
Mortgage-Backed	76,713	62,623	48,052
Other	46,190	25,795	32,633
State, County & Municipal	20,418	16,590	17,376
Other Investments	7,665	5,589	3,935

	$150,986	$111,412	$102,855

The following table illustrates the contractual maturities and weighted average yields of investment securities Available for Sale held at December 31, 2005. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a tax equivalent basis using a statutory federal income tax rate of 34%. At December 31, 2005, the Company had $350,000 carrying value ($353,000 of fair value) of State, County and Municipal investment securities classified as held to maturity, with an average yield of 4.97% with all securities maturing in either the within 1 year or the 1-5 year time periods.

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

(Dollars in thousands)

	Investment Securities at December 31, 2005
	Held to Maturity			Available for Sale
	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
U.S. Treasury:
Within 1 Year	$0	0.00%	$0	$0	0.00%	$0
After 1 through 5 Years	0	0.00%	0	0	0.00%	0
After 5 through 10 Years	0	0.00%	0	0	0.00%	0
More Than 10 Years	0	0.00%	0	0	0.00%	0

	$0	0.00%	$0	$0	0.00%	$0

Mortgage-Backed
Government Agencies:
Within 1 Year	$0	0.00%	$0	$46	4.60%	$46
After 1 through 5 Years	0	0.00%	0	66,120	4.06%	64,762
After 5 through 10 Years	0	0.00%	0	2,957	3.88%	2,856
More Than 10 Years	0	0.00%	0	9,323	4.59%	9,049

	$0	0.00%	$0	$78,446	4.12%	$76,713

Other U.S. Government Agencies
Within 1 Year	$0	0.00%	$0	$8,740	3.89%	$8,725
After 1 through 5 Years	0	0.00%	0	31,644	3.88%	30,906
After 5 through 10 Years	0	0.00%	0	6,722	4.58%	6,559
More Than 10 Years	0	0.00%	0	0	0.00%	0

	$0	0.00%	$0	$47,106	3.97%	$46,190

State, County and Municipal:
Within 1 Year	$110	4.98%	$110	$956	6.00%	$959
After 1 through 5 Years	240	4.96%	243	7,604	5.08%	7,617
After 5 through 10 Years	0	0.00%	0	7,176	6.09%	7,394
More Than 10 Years	0	0.00%	0	4,129	4.83%	4,098

	$350	4.97%	$353	$19,865	5.44%	$20,068

Other Investments (FHLB & Other):
Within 1 Year	$0	0.00%	$0	$0	0.00%	$0
After 1 through 5 Years	0	0.00%	0	0	0.00%	0
After 5 through 10 Years	0	0.00%	0	500	6.25%	500
More Than 10 Years	0	0.00%	0	7,165	4.48%	7,165

	$0	0.00%	$0	$7,665	4.60%	$7,665

Total Securities:
Within 1 Year	$110	4.98%	$110	$9,742	4.10%	$9,730
After 1 through 5 Years	240	4.96%	243	105,368	4.08%	103,285
After 5 through 10 Years	0	0.00%	0	17,355	5.13%	17,309
More Than 10 Years	0	0.00%	0	20,617	4.60%	20,312

	$350	4.97%	$353	$153,082	4.27%	$150,636

As of December 31, 2005 and 2004, we had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded 10% of stockholders’ equity.

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2005 were $1.3 billion, an increase of 53.2% from $842.6 million at December 31, 2004. Average deposits in 2005 were $1.0 billion, an increase of 28.3% from $780.6 million during 2004. Excluding the deposits acquired in our acquisitions of SouthBank and Rivoli BanCorp, deposits at December 31, 2005 increased $182.1 million or 21.6% over the balances at December 31, 2004. The average cost of deposits, considering non-interest checking accounts, was 2.37% during 2005, up from 1.50% during 2004 and 1.76% for 2003. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source. On an average basis for the year 2005, 12.0% of our deposits were held in non-interest-bearing checking accounts, 25.8% were in lower yielding interest-bearing transaction and savings accounts, and 62.2% were in time certificates with higher yields. Comparable average deposit mix percentages during 2004 were 13.5%, 23.9% and 62.6%, respectively. We hold no deposit funds from foreign depositors.

To help generate additional local, low-cost consumer core deposits, we continued a comprehensive marketing program during 2005. The program has been, in our view, extremely successful. For the year ended December 31, 2005, we opened 11,211 new transaction accounts primarily through the efforts of our High Performance Checking campaign.

The following table reflects average balances of deposit categories for the years 2005, 2004 and 2003.

AVERAGE DEPOSITS

(Dollars in thousands)

	Years Ended December 31
	2005	%	2004	%	2003	%
Non-Interest Bearing Demand Deposits	$119,867	11.97%	$105,695	13.54%	$80,472	13.73%
Interest Bearing Demand Deposits	158,264	15.80%	81,385	10.43%	58,498	9.98%
Money Market Accounts	80,640	8.05%	85,886	11.00%	71,802	12.25%
Savings Deposits	19,969	1.99%	19,299	2.47%	14,166	2.42%
Time Deposits of $100,000 or More	317,143	31.67%	195,300	25.02%	117,634	20.07%
Other Time Deposits	305,609	30.52%	293,039	37.54%	243,554	41.55%

	$1,001,492	100.00%	$780,604	100.00%	$586,126	100.00%

The following table outlines the maturities of certificates of deposit of $100,000 or more as of December 31, 2005, 2004 and 2003. All of our time deposits as of December 31, 2005 are certificates of deposit.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(In Thousands)

	December 31,
	2005	2004	2003
As of the End of Period:
3 Months or Less	$96,263	$37,573	$35,484
Over 3 Months through 6 Months	106,542	59,843	21,070
Over 6 Months through 12 Months	142,354	100,918	76,193
Over 12 Months	48,784	35,182	32,137

	$393,943	$233,516	$164,884

Borrowed Funds

Our interest-bearing sources of borrowed funds at December 31, 2005 totaled $172.1 million. The major component was $85.4 million in various advances from the Federal Home Loan Bank of Atlanta (“FHLB”). We borrow from the FHLB under two separate programs. Our first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our banks have pledged residential first-mortgage loans, commercial real estate loans and investment securities as collateral to secure available lines of credit totaling $209.9 million. At December 31, 2005, our lendable collateral value, which represents approximately 65% of eligible collateral was $135.6 million, $50.2 million of which was available. These advances have maturities in varying amounts through March 2011 and interest rates ranging from 2.11% to 5.92%. Our second FHLB program allowed for advances to our banks under a warehouse line secured by our loans held for sale. This warehouse line matured on January 24, 2005. Total outstanding advances from the FHLB averaged $58.6 million during 2005, with an average interest cost of 3.37%. Of the $85.4 million in FHLB advances outstanding at December 31, 2005, $29.9 million, or 35.0%, mature during 2006. Another $33.5 million, or 39.2%, mature in 2007, and another $2.0 million or 2.3% mature in 2008. The remaining $20.0 million, or 23.4%, mature after four years. In connection with our acquisitions of SouthBank and Rivoli Bancorp, we assumed $34.8 million in FHLB advances with maturities ranging from 2006 to 2011. For 2004, FHLB advances averaged $58.9 million with an average interest cost of 2.62%.

We have a revolving line of credit with The Bankers Bank in Atlanta, Georgia totaling $17 million. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary), Security Bank of Houston County and Security Bank of Jones County as collateral, and carries a floating interest rate of prime minus 100 basis points on $14 million and prime minus 50 basis points on $3 million. We use the revolving line of credit primarily to provide capital injections as necessary to our subsidiary banks. At December 31, 2005 and 2004, the outstanding balance on the revolving line of credit was zero. The maximum aggregate indebtedness on the line during 2005 was $12.9 million, which was paid using the proceeds from our issuance of $19 million in trust preferred securities in December 2005. Per an agreement with the Federal Reserve Bank of Atlanta, we may not draw more than $4 million on the line without prior approval. The average balance of debt under The Bankers Bank line of credit for the year 2005 was $5.4 million at an average rate of 6.80%. For 2004, the average balance was $2.5 million at a cost of 3.05%.

As a result of our acquisition of Rivoli BanCorp in December 2005, we assumed a line of credit for $2 million with a correspondent bank. The line of credit matures on March 6, 2006 and interest is payable quarterly based on the prime rate. The balance on this note payable at December 31, 2005 was $1.6 million.

During the fourth quarter of 2002, we formed Statutory Trust I, a Delaware statutory trust subsidiary whose purpose was to issue $18.0 million in trust preferred securities through a pool sponsored by FTN Financial Capital Markets. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.25%, which rate equaled 4.66% at December 31, 2005. We used the proceeds from the offering to retire holding company debt and to fund our acquisition of Security Bank of Jones County. . In December 2005, we formed another Delaware statutory trust subsidiary, Statutory Trust II, that issued an additional $19.0 million in trust preferred securities through a pool sponsored by FTN Financial Capital Markets. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. We used the proceeds from the offering to pay off our line of credit with The Bankers Bank and to fund the acquisition of the Rivoli BanCorp. The trust preferred securities issued by the trust in 2005, and the junior subordinated debentures we issued to the trust in connection with that offering, bear a fixed rate of interest equal to 6.46% annually for the first five years and a floating rate of interest, reset quarterly, equal to the three-month LIBOR rate plus 1.40% annually thereafter. In each case, the trust preferred securities and related junior subordinated debentures issued by us have a maturity of 30 years and are redeemable after five years, subject to certain conditions and limitations.

In our acquisition of Rivoli BanCorp, we assumed $3.0 million in junior subordinated debentures it had issued to a trust subsidiary in connection with an issuance of trust preferred securities. Rivioli BanCorp’s trust subsidiary issued trust preferred securities in 2002 through a pool sponsored by Wells Fargo Bank. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures have a 30-year maturity and are redeemable after five years, subject to certain conditions and limitations. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.45%, which rate equaled 7.24% at December 31, 2005.

The average balances of the junior subordinated debentures issued by the Company in relation to trust preferred security issuances was $20.5 million during 2005, at an average cost of 6.07%. The junior subordinated debentures issued by the Company related to trust preferred securities is recorded as Subordinated Debentures on the consolidated balance sheets. These securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The following table outlines our various sources of borrowed funds during the years 2005, 2004 and 2003, the amounts outstanding at year-end, at the maximum point for each component during the three years and on average for each year, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the calendar years shown.

BORROWED FUNDS

(Dollars in thousands)

	31-Dec Balance	Maximum Month-End Balance	Average Balance	Interest Expense	Average Interest Rate
For The Year 2005
Federal Home Loan Bank Advances	$85,427	$85,427	$58,618	$1,975	3.37%
Correspondent Bank Line of Credit	1,600	12,950	6,411	368	5.74%
Securities Sold Under Agreements to Repurchase	15,219	15,219	6,868	206	3.00%
Federal Funds Purchased	28,657	28,657	9,426	322	3.42%
Demand Note U.S. Treasury	0	0	0	0	0
Subordinated Debentures	41,238	41,238	18,726	1,241	6.63%

Total Borrowed Funds	$172,141	$183,491	$100,049	$4,112	4.11%

For The Year 2004
Federal Home Loan Bank Advances	$67,136	$71,283	$58,924	$1,546	2.62%
Correspondent Bank Line of Credit	0	10,000	2,522	77	3.05%
Securities Sold Under Agreements to Repurchase	5,338	6,786	5,598	56	1.00%
Federal Funds Purchased	16,473	16,473	5,273	89	1.69%
Demand Note U.S. Treasury	0	12	21	0	0.00%
Subordinated Debentures	18,557	18,557	18,557	902	4.86%

Total Borrowed Funds	$107,504	$123,111	$90,895	$2,670	2.94%

For The Year 2003
Federal Home Loan Bank Advances	$52,587	$75,758	$63,368	$1,572	2.48%
Correspondent Bank Line of Credit	6,500	9,000	2,365	88	3.72%
Securities Sold Under Agreements to Repurchase	5,024	5,990	5,200	41	0.79%
Federal Funds Purchased	3,318	20,811	5,072	64	1.26%
Demand Note U.S. Treasury	0	1,046	553	4	0.72%
Subordinated Debentures	18,557	18,557	18,557	839	4.52%

Total Borrowed Funds	$85,986	$131,162	$95,115	$2,608	2.74%

Capital Resources and Dividends

We place an emphasis on maintaining an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. We continue to exceed all minimum regulatory capital requirements as shown in the table below. Our equity capital of $179.3 million at December 31, 2005 amounts to 10.8% of total assets, compared to 10.0% at December 31, 2004, and 8.3% at December 31, 2003. On average, our equity capital was 10.2% of assets during 2005, compared to 9.7% for 2004 and 8.1% for 2003. The increase in the capital ratios in 2005 was primarily due to our issuance of approximately $58.4 million in new equity capital in connection with the acquisitions of SouthBank and Rivoli BanCorp.

In June 2003, our common stock was added to the Russell 2000 Index, recognizing us as one of the largest 3,000 publicly traded companies in the U.S. in terms of market capitalization. Our market capitalization increased from $233.2 million at the end of 2004 to $335.1 million at the end of 2005, an increase of 43.7%. The increase in market capitalization was primarily due to the issuance of common stock discussed above, as well as, an increase of $3.29 per share, or 16.4%, in our common stock price from December 31, 2004 to December 31, 2005.

Principal uses of our capital base in recent years have been:

•	sustaining the capital adequacy of our subsidiaries as they continue to grow at a steady pace;

•	expanding our presence in Middle Georgia with more physical locations and improved delivery systems;

•	expanding into contiguous Houston County through our 1998 acquisition of Crossroads Bank of Georgia (Security Bank of Houston County) and developing a mortgage loan division;

•	acquiring Fairfield Financial to broaden and expand our mortgage services markets with new management talent and more physical locations throughout Georgia;

•	expanding into Jones County through our 2003 acquisition of the Bank of Gray (Security Bank of Jones County);

•	enhancing corporate infrastructure systems to support our multi-bank environment;

•	opening de novo branches in Glynn County in 2003 and 2005;

•	expanding into northern metropolitan Atlanta through our 2005 acquisition of SouthBank (Security Bank of North Metro); and

•	expanding our presence in Middle Georgia through our 2005 acquisition of Rivoli BanCorp.

Potential uses of our capital base could include future acquisitions and de novo branches.

Current regulatory standards require bank holding companies to maintain a minimum risk-based capital ratio of qualifying total capital to risk weighted assets of 8.0%, with at least 4.0% of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0%. Additionally, the regulatory agencies define a well-capitalized bank as one that has a Tier 1 leverage ratio of at least 5.0%, a Tier 1 capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10%. As of December 31, 2005, we had a Tier 1 leverage ratio of 9.7%, a Tier 1 capital ratio of 10.1%, and a total risk-based capital ratio of 11.3%, and were therefore “well-capitalized” according to all regulatory guidelines. Maintaining these capital levels is crucial to our growth strategy, because the Federal Reserve Bank of Atlanta has indicated that it will not approve any future acquisition whereby the resulting combined company is not “well-capitalized” at the holding company level.

The following table demonstrates our capital ratio calculations as of December 31, 2005 and 2004.

CAPITAL RATIOS

(Dollars in thousands)

	December 31,
	2005	2004
As of End of Period:
Tier 1 Capital:
Total Equity Capital	$179,305	$106,671
Less Net Unrealized Gains (Losses) on Available for Sale Securities	(1,599)	353
Qualifying Subordinated Debentures Related to Trust Preferred Securities	40,000	18,000
Less Disallowed Goodwill and Other Intangible Assets	80,636	28,579

Total Tier 1 Capital	140,268	95,739

Tier 2 Capital:
Eligible Portion of Reserve for Loan Losses	15,858	10,574
Qualifying Trust Preferred Securities	0	0
Subordinated and Other Qualifying Debt	0	0

Total Tier 2 Capital	15,858	10,574

Total Risk Based Capital	$156,126	$106,313

	Regulatory Requirement:		December 31,

	Minimum	Well Capitalized	2005	2004
Total Risk Based Capital Ratio	8.00%	10.00%	11.27%	11.40%
Tier 1 Capital Ratio	4.00%	6.00%	10.12%	10.27%
Tier 1 Capital to Average Assets	4.00%	5.00%	9.72%	9.58%

We declared and paid cash dividends of $3,271,320, or $0.26 per common share, were declared and paid during 2005, up from $2,483,659, or $0.22 per common share, during 2004 and $1,847,129, or $0.20 per common share, in 2003. The ratios of cash dividends paid to net income for these years were 19.9%, 20.0% and 20.2%, respectively. Since the commencement of cash dividend payments in 1992, our board of directors has consistently declared and paid dividends on a quarterly basis.

As of December 31, 2005, $40.0 million of junior subordinated debentures related to trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46, however, the trust subsidiary must be deconsolidated for accounting purposes. The Federal Reserve recently adopted amendments to its capital adequacy rules that explicitly deduct goodwill and intangibles from equity in determining the amount of trust preferred securities and other “restricted core capital elements” that can be included in Tier 1 Capital.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2005, we held $143.7 million in bonds (excluding restricted stock) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although a portion of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs. At December 31, 2005, approximately $73.5 million, or 51.2%, of our available for sale investment portfolio was pledged to secure deposits, repurchase agreements and for other related purposes.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2005 and 2004, our subsidiary banks had $393.9 million and $233.5 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 34.7% and 32.3% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Our local market deposit sources have not been sufficient to fund the strong loan growth trends of Fairfield Financial over the past five years. Our banks supplemented deposit sources with brokered deposits and Internet-based CDs. As of December 31, 2005 the banks reported $242.8 million, or 18.8% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 3.96%. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposits at competitive interest rates when funding is needed. As of December 31, 2005, the banks reported $88.0 million in wholesale CDs, representing 6.8% of total deposits and carrying a weighted average rate of 4.10% at year-end.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established multiple borrowing sources to augment our funds management. At the holding company level, we have an unsecured line of credit, and borrowing capacity also exists through the membership of our subsidiary banks in the Federal Home Loan Bank program. At December 31, 2005 we had, at the holding company level, a $17 million revolving line of credit with The Bankers Bank, with zero outstanding at year-end. This line of credit is secured by the common stock of three of our subsidiary banks and indirectly, the stock of Fairfield Financial. Based on the collateral value of assets pledged to the Federal Home Loan Bank at December 31, 2005 under our two programs for advances, our subsidiary banks had total borrowing capacity of up to $135.6 million, of which $85.4 million was drawn and outstanding at year-end. Our subsidiary banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $96.7 million in capacity at December 31, 2005. Approximately $28.8 million of our federal funds lines were in use at year-end. Management believes that the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Interest Rate Risk Management

We have successfully managed the level of our net interest margin since 2001, despite the pressure on our net interest margin from a low interest rate environment that has evolved into a moderate rate environment with a flattening yield curve. Our net interest margin was 4.46% in 2005, 4.45% in 2004, 4.40% in 2003 and 4.38% in 2002. Since 2002 we have aggressively worked to lower deposit costs to offset lower yields from the loan portfolio. As noted above, we have been successful in generating low cost transaction accounts, as well as selectively alternating between retail CDs, borrowed funds and Internet/brokered CDs to generate the lowest cost funding sources available.

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

Using the current level of market interest rates at December 31, 2005 and using actual pricing experience immediately preceding the projection, our simulation model projects a net interest margin of 4.53% for the twelve-month period ending December 31, 2006. This compares to a net interest margin of 4.46% for the year ended December 31, 2005. Assuming a 100 basis point rise in rates over year-end market levels, the net interest margin is projected to be 4.65% for the 12-month horizon. The net interest margin is projected to be 4.76% and 4.88% for a 200 and 300 basis point rise in rates, respectively, over the same measurement period. The net interest margin is projected to be 4.49%, 4.44% and 4.37% for a 100, 200 and 300 basis point fall in rates, respectively. Our interest rate risk profile shows a fairly balanced position for both rising and falling rates, with our balance sheet as of December 31, 2005 being slightly asset-sensitive. The consensus Blue Chip Economic Forecast at December 31, 2005, called for a slight increase in both short-term and long-term rates, thereby maintaining a relatively flat yield curve. Rates are expected to reach a peak during 2006 and then remain flat for several months. Accordingly, we are closely monitoring the estimated effects of these forecasted rates.

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheets as of December 31, 2005 and 2004 at various repricing intervals. This gap analysis indicates that we had a slightly asset-sensitive balance sheet over a one-year time horizon at December 31, 2005 and 2004, with cumulative rate-sensitive assets amounting to 103% of cumulative rate-sensitive liabilities. At December 31, 2004, our balance sheet was slightly asset-sensitive over a one-year time horizon, with rate-sensitive assets amounting to 103% of rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that our current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2005
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (a)	$29,588	$16,900	$93,916	$13,025
Loans, Net of Unearned Income (b)	683,098	220,282	352,135	6,018
Other Earning Assets	40,092	0	0	0

Interest Sensitive Assets	752,778	237,182	446,051	19,043

Nonmaturity Deposits	167,267	54,922	292,394	61,373
Time Deposits	152,002	437,911	125,272	112
Other Borrowings	133,363	17,171	15,920	5,686

Interest Sensitive Liabilities	452,632	510,004	433,586	67,171

Interest Sensitivity Gap	$300,146	$(272,822)	$12,465	$(48,128)

Cumulative Interest Sensitivity Gap	$300,146	$27,324	$39,789	$(8,339)

Cumulative Interest Sensitivity Gap as a % of Total Interest Sensitive Assets	20.63%	1.88%	2.73%	(0.57)%

Cumulative Interest Sensitive Assets as a % of Cumulative Interest Sensitive Liabilities	166.31%	102.84%	102.85%	99.43%

(Dollars in thousands)

	December 31, 2004
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (a)	$12,181	$15,535	$72,363	$10,796
Loans, Net of Unearned Income (b)	458,420	116,377	261,562	6,010
Other Earning Assets	20,342	—	—	—

Interest Sensitive Assets	490,943	131,912	333,925	16,806

Nonmaturity Deposits	89,569	29,582	157,532	45,026
Time Deposits	97,130	325,771	97,949	—
Other Borrowings	40,473	23,692	33,105	10,234

Interest Sensitive Liabilities	227,172	379,045	288,586	55,260

Interest Sensitivity Gap	$263,771	$(247,133)	$45,339	$(38,454)

Cumulative Interest Sensitivity Gap	$263,771	$16,638	$61,977	$23,523

Cumulative Interest Sensitivity Gap as a % of Total Interest Sensitive Assets	27.09%	1.71%	6.37%	2.42%

Cumulative Interest Sensitive Assets as a % of Cumulative Interest Sensitive Liabilities	216.11%	102.74%	106.93%	102.48%

(a)	Excludes the effect of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, consisting of a net unrealized loss of $2,445 in 2005 and a net unrealized gain of $537 in 2004. Includes FHLB stock & other equity securities.

(b)	Includes loans held for sale, net of allowance.

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2005.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(Dollars in thousands)

	December 31, 2005
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial and agricultural	$63,229	$42,328	$3,778	$109,335
Real estate-construction	390,689	124,278	2,406	517,373

Total	$453,918	$166,606	$6,184	$626,708

Loans shown above due after one year:
Having predetermined interest rates				$58,185
Having floating interest rates				114,851

Total				$173,036

Contractual Obligations

As of December 31, 2005, we are contractually obligated under long-term agreements as follows:

(Dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Federal Home Loan Bank Advances	$85,427	$29,900	$35,527	$5,000	$15,000
Subordinated Debentures	41,238	—	—	—	41,238
Correspondent Bank Line of Credit	1,600	1,600	—	—	—
Operating Leases	3,178	594	1,032	671	881
Purchase Obligations	—	—	—	—	—
Deferred Compensation	900	—	—	—	900

Total	$132,343	$32,094	$36,559	$5,671	$58,019

The Federal Home Loan Bank Advances (FHLB) program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans, commercial real estate loans and investments securities as collateral to secure available lines of credit.

Our correspondent bank line of credit is with the Thomasville National Bank in Thomasville, Georgia. The line is secured with the common stock of the Company and a pledged investment security. The line of credit was assumed in connection with the acquisition of Rivoli BanCorp.

The $41.2 million of subordinated debentures above relate to our trust preferred securities, which were issued or assumed in 2002 and 2005. The proceeds of the trust preferred securities were used to pay down holding company debt, and to fund the acquisitions of Security Bank of Jones County and Rivoli BanCorp.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represented credit risk as of December 31, 2005:

Standby and performance letters of credit	$13,977,000
Unfulfilled loan commitments	$393,805,000

No losses are anticipated as a result of the commitments and we do not feel that they are reasonably likely to have a material effect on our consolidated financial condition.

After the initial commitment to extend credit has been made, we may receive a letter of credit fee or loan origination fee, but do not typically receive any further revenues or incur any additional expenses on the unfulfilled commitments.

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

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is located in Item 7 under the heading “Interest Rate Risk Management” beginning on Page 46.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Item 9	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial and Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Security Bank Corporation (SBKC) is responsible for establishing and maintaining adequate internal control over financial reporting; SBKC’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

SBKC management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of our assessment with respect to the year ended December 31, 2005 included all of our operations other than those that we acquired in the May 31 and December 31 acquisitions of substantially all of the assets and liabilities of SouthBank and Rivoli BanCorp, Inc. (which we refer to as the “the acquisitions”), respectively. Because we acquired these operations during the fiscal year, we excluded these operations from our assessment with respect to the year ended December 31, 2005. The following consolidated totals include these entities whose internal controls have not been assessed: total assets as of December 31, 2005 and total revenues for the year ended December 31, 2005 were $420 million and $7 million, respectively. SEC rules require that we include in our assessment of the internal control over financial reporting of the acquired entities’ operations within one year after the date of the acquisitions. Based on our assessment, excluding the operations discussed above, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

SBKC’s independent auditors have issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears in Item 8.

Item 9B	OTHER INFORMATION

None.

Part III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders

(i) 1999 Incentive Stock Option Plan	121,000	$8.41	-0-

(ii) 2002 Incentive Stock Option Plan	224,000	$10.10	275,500

(iii) 2004 Incentive Stock Option Plan	451,000	$15.87	149,000

Equity compensation plans not approved by security holders

(i) 2003 Restricted Stock Bonus Plan	19,176	-0-	-0-

Total	815,176	$13.11	424,500

*	Figures above are as of December 31, 2005.

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

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Part IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules:

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

SECURITY BANK CORPORATION

/s/ H. AVERETT WALKER
H. AVERETT WALKER
President/Director/Chief Executive Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities on March 16, 2006:

/S/ H. AVERETT WALKER H. AVERETT WALKER, Director

/S/ EDWARD M. BECKHAM, II EDWARD M. BECKHAM, II, Director

/S/ ALFORD C. BRIDGES ALFORD C. BRIDGES, Director

/S/ FRANK H. CHILDS, JR FRANK H. CHILDS, JR., Director

/S/ THAD G. CHILDS, JR. THAD G. CHILDS, JR., Director

/S/ BENJAMIN W. GRIFFITH, III BENJAMIN W. GRIFFITH, III, Director

/S/ RUTHIE G. MCMICHAEL RUTHIE G. McMICHAEL, Director

/S/ ROBERT T. MULLIS ROBERT T. MULLIS, Director

/S/ BEN G. PORTER BEN G. PORTER, Director

/S/ JOHN W. RAMSEY JOHN W. RAMSEY, Director

/S/ T. KEVIN REECE T. KEVIN REECE, Director

/S/ ROBERT M. STALNAKER ROBERT M. STALNAKER, Director

/S/ H. CULLEN TALTON, JR. H. CULLEN TALTON, JR., Director

/S/ JOE E. TIMBERLAKE, III JOE E. TIMBERLAKE, III, Director

/S/ LARRY C. WALKER LARRY C. WALKER, Director

/S/ RICHARD W. WHITE RICHARD W. WHITE, Director

/S/ RICHARD A. COLLINSWORTH RICHARD A. COLLINSWORTH
Executive Vice President

/S/ JAMES R. MCLEMORE JAMES R. McLEMORE
Chief Financial and Accounting Officer

/S/ LINDA L. CASSIDY LINDA L. CASSIDY
Secretary

*By:	/s/ H. AVERETT WALKER
H. Averett Walker Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Security Bank Corporation, as amended (incorporated by reference to Exhibit 3.1 to Security’s registration statement on Form S-4 (File No. 333-128767) filed with the commission on October 4, 2005).

3.2	Bylaws of Security Bank Corporation (Incorporated by reference to Exhibit 3.2 to Security’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261) filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.9	2003 Restricted Stock Bonus Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-116592) filed with the Commission on June 17, 2004).

10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s definitive proxy statement (File No. 000-23261) filed on April 29, 2004).

10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s definitive proxy statement (File No. 000-23261) filed on April 29, 2004).

11	Statement of Computation of Earnings Per Share.

13	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2005 and 2004.

21	Schedule of Subsidiaries of Registrant.

23	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

24	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.