Form 10-Q
period 2006-03-31
SECURITY BANK CORP
filed 2006-05-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 8, 2006
Common Stock, $1.00 par value	15,782,689 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005
Cash and Balances Due from Depository Institutions	$50,335	$69,380

Interest-Bearing Deposits	1,979	6,380

Federal Funds Sold	75,348	33,712

Investment Securities	139,841	144,012

Restricted Stocks, at Cost	7,091	6,974

Loans Held for Sale	7,776	5,562

Loans Receivable, Net	1,451,880	1,255,971

Premises and Equipment	34,845	29,602

Long-Lived Assets Held for Sale	2,410	2,410

Other Real Estate	2,488	2,394

Goodwill	102,659	74,582

Core Deposit Intangible, net	5,129	4,687

Other Assets	31,060	26,747

Total Assets	$1,912,841	$1,662,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006 (Unaudited)	December 31, 2005
Deposits	$1,530,384	$1,291,253

Other Borrowed Money	143,936	172,141

Other Liabilities	20,880	19,714

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 25,000,000 Shares, Issued 15,801,861 and 14,406,696 Shares, Respectively	15,802	14,407
Paid-In Capital	154,785	121,480
Retained Earnings	49,632	45,570
Restricted Stock – Unearned Compensation	(207)	(223)
Accumulated Other Comprehensive Loss, Net of Tax	(2,041)	(1,599)

	217,971	179,635
Treasury Stock, 19,736 Shares, at Cost	(330)	(330)

Total Stockholders’ Equity	217,641	179,305

Total Liabilities and Stockholders’ Equity	$1,912,841	$1,662,413

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2006	2005
Interest Income
Loans, Including Fees	$27,037	$14,714
Federal Funds Sold	178	87
Investment Securities	1,506	1,042
Other	62	22

	28,783	15,865

Interest Expense
Deposits	9,930	4,000
Federal Funds Purchased	150	85
FHLB Advances	1,057	444
Repurchase Agreements	132	27
Subordinated Debentures	771	273
Other	30	8

	12,070	4,837

Net Interest Income	16,713	11,028

Provision for Loan Losses	630	775

Net Interest Income After Provision for Loan Losses	16,083	10,253

Noninterest Income
Service Charges on Deposits	2,104	1,597
Mortgage Banking Income	1,251	960
Securities Losses	—	(6)
Other	1,562	957

	4,917	3,508

Noninterest Expense
Salaries and Employee Benefits	7,762	5,054
Occupancy and Equipment	1,296	846
Office Supplies and Printing	263	155
Telephone Expense	245	191
Data Processing	346	144
Marketing Expense	457	371
Other	2,512	1,696

	12,881	8,457

Income Before Income Taxes	8,119	5,304

Income Taxes	2,979	1,897

Net Income	$5,140	$3,407

Basic Earnings Per Share	$.36	$.29

Diluted Earnings Per Share	$.35	$.29

Dividends Per Share	$.08	$.07

Weighted Average Common Shares Outstanding	14,414,994	11,671,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
Net Income	$5,140	$3,407

Other Comprehensive Income, Net of Income Tax
Losses on Securities Arising During the Year	(442)	(888)
Reclassification Adjustment	—	4

Unrealized Losses on Securities	(442)	(884)

Comprehensive Income	$4,698	$2,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
Cash Flows from Operating Activities
Net Income	$5,140	$3,407
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Stock Options	119	120
Depreciation, Amortization and Accretion	898	394
Provision for Loan Losses	630	775
Securities Losses	—	6
Gain on Sale of Other Real Estate	(2)	(28)
Unrealized Loss on Other Real Estate	33	41
Loss on Sale of Premises and Equipment	42	—
(Gain) Loss on Sales of Loans	(12)	20
Net Change in Loans Held for Sale	(2,213)	1,123
Payable to Neighbors Bancshares Stockholders	1,819	—
Payable to Rivoli BanCorp Stockholders	(4,220)	—
Net Change in Other Assets	(173)	(3,032)
Net Change in Other Liabilities	320	1,153
Other, Net	(38)	440

	2,343	4,419

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	4,401	(4,771)
Purchase of Investment Securities Available for Sale	(3,981)	(10,347)
Proceeds from Disposition of Investment Securities
Available for Sale	12,358	5,703
Held to Maturity	100	1,751
Restricted Stocks, Net	(336)	184
Loans to Customers, Net	(96,949)	(45,745)
Premises and Equipment, Net	(616)	(185)
Other Real Estate	1,346	1,737
Goodwill Resulting from Contingent Cash Payments	(1,144)	(910)
Cash Received in Business Acquisition, Net	5,990	—

	(78,831)	(52,583)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	123,238	69,484
Noninterest-Bearing Customer Deposits	5,071	(4,261)
Dividends Paid	(1,078)	(757)
Federal Funds Purchased and Repurchase Agreements	(25,604)	(9,342)
Other Borrowed Money, Net	(2,600)	(7,986)
Issuance of Common Stock	52	43

	99,079	47,181

Net Increase (Decrease) in Cash and Cash Equivalents	22,591	(983)

Cash and Cash Equivalents, Beginning	103,092	44,346

Cash and Cash Equivalents, Ending	$125,683	$43,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries, Security Bank of Bibb County, located in Macon, Georgia; Security Bank of Houston County, located in Perry, Georgia; Security Bank of Jones County (formerly Bank of Gray) located in Gray, Georgia; Security Bank of North Metro (formerly SouthBank) located in Woodstock, Georgia; and Security Bank of North Fulton located in Alpharetta, Georgia (formerly Neighbors Bank) (collectively, the Banks). The financial statements of Security Bank of Bibb County include its wholly owned subsidiary, Fairfield Financial Services, Inc.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing in the 2005 annual report previously filed on Form 10-K.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) are effective for financial statements issued for the first fiscal year beginning after June 15, 2005. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation. For this reason, the implementation of SFAS No. 123R (revised 2004) did not have an impact on the Company. During the quarters ended March 31, 2006 and 2005, the Company recognized $119,000 and $120,000 in expense associated with vesting stock options.

In May 2005, the FASB issued Statement No. 154, (SFAS No. 154) Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in an accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

FASB Staff Position 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“the FSP”) was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary, and how to measure the impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP was effective for the Company on January 1, 2006. The initial adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Segment Reporting

Reportable segments are business units that offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors included in consolidated noninterest income for the three-month period ended March 31, 2006 includes approximately $1,251,000 of Fairfield Financial Services, Inc. fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Earnings Per Share

SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if restricted stock and options were exercised and converted into common stock. The following presents earnings per share for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Basic Earnings Per Share
Net Income Per Common Share	$0.36
Weighted Average Common Shares	14,414,994

Diluted Earnings Per Share
Net Income Per Common Share	$0.35
Weighted Average Common Shares	14,768,150

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $23.06 for the three-month period ended March 31, 2006. The Company’s stock is quoted on the NASDAQ market under the symbol SBKC.

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Investment Securities

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

Investment securities as of March 31, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Treasuries	$—	$—	$—	$—
U.S. Government Agencies
Mortgage Backed	78,564	67	(2,140)	76,491
Other	42,106	—	(1,035)	41,071
State, County and Municipal	19,497	117	(269)	19,345
Other Securities	691	—	—	691

	$140,858	$184	$(3,444)	$137,598

Securities Held to Maturity
U.S. Government Agencies
Other	$1,993	$—	$(45)	$1,948
State, County and Municipal	250	2	—	252

	$2,243	$2	$(45)	$2,200

Unrealized holding losses, net of tax, on securities available for sale of $2,041,000 have been charged to stockholders’ equity as of March 31, 2006.

(4) Loans

Loans are comprised of the following:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Commercial	$115,221	$106,300
Real Estate-Construction	633,045	517,373
Real Estate-Other	672,932	599,367
Installment Loans to Individuals for Personal Expenditures	45,028	47,608
All Other	5,383	3,035

	1,471,609	1,273,683
Allowance for Loan Losses	(17,812)	(16,148)
Unearned Interest and Fees	(1,917)	(1,564)

	$1,451,880	$1,255,971

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

The Company principally originates residential and commercial real estate loans throughout its market area that primarily consists of Bibb, Houston and Jones Counties in the state of Georgia. As of March 31, 2006 and December 31, 2005, approximately 88.7 and 87.8 percent, respectively, of the Company’s loan portfolio was secured by real estate. These loans are well collateralized and, in management’s opinion, do not pose an unacceptable level of credit risk. The Company does make speculative loans to borrowers in that the collateral property has not been pre-sold or pre-leased. While these loans are inherently riskier due to the fact that the borrower may not be able to sell or lease the property as intended, the Company only makes these loans to established customers with a good history of prior developments.

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Loans (Continued)

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

(5) Allowance for Loan Losses

The allowance method is used in providing for losses on loans. Accordingly, all loan losses decrease the allowance and all recoveries increase it. The provision for loan losses is based on factors, which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, economic conditions and the relationship of the allowance for loan losses to outstanding loans.

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged off.

The following table presents the Company’s loan loss experience on all loans for the three months ended March 31:

	2006	2005
	(Dollars in Thousands)
Allowance for Loan Losses, January 1	$16,148	$10,903

Business Combination, Neighbors Bancshares	1,232	—

Charge-Offs
Commercial, Financial and Agricultural	(134)	(153)
Real Estate – Mortgage	(36)	(139)
Consumer	(257)	(168)

	(427)	(460)

Recoveries
Commercial, Financial and Agricultural	38	41
Real Estate – Mortgage	42	8
Consumer	149	90

	229	139

Net Charge-Offs	(198)	(321)

Provision for Loan Losses	630	775

Allowance for Loan Losses, March 31	$17,812	$11,357

Ratio of Net Charge-Offs to Average Loans	(0.02)%	(0.04)%

PART I, ITEM 1 (CONTINUED)

Financial Information

(6) Derivative Financial Instruments

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of March 31, 2006 as the effects did not have a material impact on the consolidated financial statements.

(7) Deposits

Components of deposits are as follows:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Demand	$168,235	$156,698
Interest-Bearing Demand	410,876	398,472
Savings	21,755	20,786
Time, $100,000 and Over	550,857	393,943
Other Time	378,661	321,354

	$1,530,384	$1,291,253

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of March 31, 2006, the Company had $355,216,000 in brokered deposits compared to $242,821,000 at December 31, 2005.

(8) Other Borrowed Money

Other borrowed money is comprised of the following:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (FHLB) have maturities in varying amounts through March 23, 2011 and interest rates ranging from 2.05 percent to 5.92 percent. Residential first mortgage loans, commercial real estate loans, home equity lines of credit loans and investment securities are pledged as collateral for the FHLB advances	$82,827	$85,427

Advances under the revolving line of credit with The Bankers Bank mature July 20, 2007 with interest rates on $14 million at prime minus 100 basis points and $3 million at prime minus 50 basis points. All shares of stock owned by the Company in Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County are pledged as collateral on the revolving line of credit. At March 31, 2006, Company had availability under the revolving line of credit totaling $17,000,000	—	—

Line of credit for $2 million with Thomasville National Bank. Interest is due quarterly and is based on The Wall Street Journal prime rate. The line matures on March 6, 2007 and is secured by 100 shares of stock of Security Bank of North Metro	1,600	1,600

Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2006, the securities had interest rates ranging from 6.46 percent to 8.21 percent	41,238	41,238

Federal Funds Purchased	5,000	28,657
Securities Sold Under Agreement to Repurchase	13,271	15,219

Total Other Borrowed Money	$143,936	$172,141

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Borrowed Money (Continued)

Per an agreement with the Federal Reserve Bank of Atlanta, the Company will not borrow more than $4,000,000 under the revolving line of credit with the Bankers Bank without prior approval.

Maturities of FHLB advances for each of the ensuing years are as follows:

Year	Amount
(Dollars in Thousands)
2006	$20,100
2007	32,027
2008	10,700
2009	—
2010	5,000
Thereafter	15,000

$82,827

The Company’s Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets. These securities qualify as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The interest income received from the Company’s trusts totaled $20,683 and $8,075 for the three months ended March 31, 2006 and 2005, respectively. The interest expense paid to the trusts totaled $771,289 and $272,769 for the three months ended March 31, 2006 and 2005, respectively.

(9) Stock Compensation Plans

In 1999, the board of directors of Security Bank Corporation adopted an incentive stock option plan that authorizes 250,000 shares to be granted to certain officers and key employees. Those officers and key employees are granted the right to purchase shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 147,000 options were granted at the price of $9.25 per share and an additional 20,000 options were granted at $8.97 per share in September 1999. An additional 51,000 options were granted at $6.50 per share in August 2000 under this same plan. Option holders may exercise in accordance with a vesting schedule beginning with 20 percent the first year and increasing 20 percent each year thereafter such that 100 percent of granted options may be exercised by the end of the fifth year.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stock Compensation Plans (Continued)

In addition, stockholders of Security Bank Corporation approved the 2004 Employee Stock Purchase Plan. One hundred thousand shares have been reserved for issuance under this plan. Through payroll deductions, eligible employees may specify withholdings of a minimum of $10 and maximum of $300 per payroll period. The purchase price of shares under this plan is 85 percent of the fair market value of the stock on the first day of the offer period. The fair market value of the stock will reset on the first day of each subsequent quarter during the offer period. Participation in the plan began in August 2004.

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

In March 2006, the Company granted 13,000 options at $22.75 per share under the incentive stock plan adopted in 2004. The nonforfeitable provisions for these options are in the first-tier, and are nonforfeitable over three years based on a twelve percent increase in earnings per share over the diluted earnings per share of $1.27 for the fiscal year ended December 31, 2005. The first year of nonforfeiture for this grant is based on the Company’s performance of 2006. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements.

A summary of option transactions for the three months ended March 31, 2006 follows:

Incentive Stock Options
Outstanding, December 31, 2005	796,000
Granted	13,000
Canceled	—
Exercised	—

Outstanding, March 31, 2006	809,000

Eligible to be Exercised, March 31, 2006	306,592

(10) Regulatory Capital Matters

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

The Company’s actual ratios as of March 31, 2006 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Security Bank Corporation (Consolidated)	9.61%	10.73%	9.70%
Security Bank of Bibb County	9.01	10.10	8.71
Security Bank of Houston County	8.82	10.01	7.87
Security Bank of Jones County	10.58	11.83	8.61
Security Bank of North Metro	9.40	10.41	8.90
Security Bank of North Fulton	9.19	10.26	11.01

PART I, ITEM 1 (CONTINUED)

Financial Information

(11) Noncash Investing Activities

Noncash investing activities for the three months ended March 31 are as follows:

	2006	2005
Acquisition of Real Estate through Loan Foreclosure	$1,470,000	$784,000

Unrealized loss on investment securities	$1,084,000	$1,333,000

(12) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments, if any, are to be payable in cash and stock. Cash payments for 2005 equated to 20 percent of Fairfield Financial Services, Inc.’s earnings for the year. Stock payments for 2005 were based on 80 percent of 2005 earnings utilizing a specific formula for determining number of shares. All additional payments of cash and stock have been charged to goodwill. The contingent payment made in 2006 as a result of 2005 earnings is a combination of cash and stock totaling approximately $4,818,000.

In 2003, Security Bank Corporation acquired all outstanding shares of the Bank of Gray located in Gray (Jones County), Georgia. The stockholders of the Bank of Gray received $15,000,000 in cash and 3,142,000 common shares of the Company in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to the fair value of premises and equipment, the fair value of deposits and core deposits intangibles in the amounts of $1,168,000, $2,044,983 and $855,809, respectively. For the three months ended March 31, 2006, $170,415 of the deposit premium was accreted to interest expense. The Company amortized $4,417 of the premises and equipment premium and $42,790 of the core deposit intangibles during the three months ended March 31, 2006.

In 2005, the Company acquired SouthBank, a community bank located in Woodstock, Georgia. The stockholders of SouthBank received $9,659,994 in cash and 1,121,372 common shares of the Company’s common stock. The excess of the purchase price over book value has been allocated to the fair value of core deposits intangibles of $1,093,981. The Company amortized $39,071 of the core deposit intangibles during the three months ended March 31, 2006.

In December 2005, the Company acquired Rivoli BanCorp, Inc., the parent of Rivoli Bank & Trust. Rivoli BanCorp was a community bank holding company located in Macon, Georgia. The stockholders of Rivoli BanCorp received $4,220,026 in cash and 1,472,995 shares of the Company’s common stock in a business combination accounted for as a purchase. In January 2006, Rivoli Bank was merged into Security Bank of Bibb County. The excess of the purchase price over book value has been allocated to the fair value of premises and equipment and core deposit intangibles in the amounts of $1,478,229 and $3,270,550, respectively. The Company amortized $116,805 of the core deposit intangibles and $5,466 of the premises and equipment premium during the three months ended March 31, 2006.

On March 31, 2006, the Company completed its acquisition of Neighbors Bancshares, Inc., the parent company of Neighbors Bank, a community bank located in Alpharetta, Georgia. The stockholders of Neighbors Bancshares will receive $1,819,000 in cash and 1,233,404 shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles in the amounts of $23,221,553 and $640,257, respectively.

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	Neighbors	Rivoli	SouthBank
Cash, Due from Bank and Federal Funds Sold	$9,555,848	$9,255,842	$12,677,273
Investment Securities	5,209,362	24,323,276	14,051,844
Loans, Net	101,048,365	161,764,935	107,837,573
Premises and Equipment	5,168,924	8,005,934	2,902,522
Core Deposit Intangible	640,257	3,270,550	1,093,981
Goodwill Arising in the Acquisition	23,221,553	26,146,085	17,925,157
Other Assets	2,655,346	2,713,519	1,061,923
Deposits	(110,821,970)	(148,480,435)	(118,110,954)
Other Liabilities	(2,313,913)	(47,154,533)	(7,779,602)

	$34,363,772	$39,845,173	$31,659,717

Following are proforma amounts assuming that the acquisitions were made on January 1, 2005:

	Three Months Ended March 31,
	2006	2005
Interest Income	$31,216	$16,898

Net Income	4,022	3,260

Earnings Per Share
Basic	$0.26	$0.21
Diluted	0.25	0.21

(13) Stock Split

In May 2005, the Company’s board of directors approved a two-for-one split of the Company’s common stock, payable on May 27, 2005 in the form of a 100 percent stock dividend to shareholders of record on May 16, 2005. All share and per share amounts have been adjusted for the stock split.

(14) Restricted Stock-Unearned Compensation

In 2003, the board of directors of Security Bank Corporation adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 10,000. During 2003, all 10,000 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the five-year restriction period. During the three months ended March 31, 2006, 2,000 shares became vested and 80 shares were cancelled. As of March 31, 2006, 5,840 shares were vested.

In May 2005, 9,156 shares were issued in connection with the SouthBank acquisition. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the five-year restriction period. None of the shares were vested at March 31, 2006.

PART I, ITEM 1 (CONTINUED)

Financial Information

(15) Subsequent Events

In April 2006, the Company sold a branch office building and the related land, which it had acquired in the Rivoli BanCorp acquisition. This property is carried on the balance sheet as Long-Lived Assets Held for Sale. The resulting gain on sale is immaterial to the consolidated financial statements of the Company.

On April 19, 2006, Security Bank Corporation announced the signing of a definitive agreement to acquire Homestead Bank, a community bank located in Suwanee, Georgia, with approximately $259 million in assets, $215 million in deposits and $21 million in stockholders’ equity as of March 31, 2006. Homestead Bank operates one full service banking office in Gwinnett County. The transaction is valued at $50 million and is expected to be completed by the third quarter of 2006, subject to approval by Homestead shareholders and regulatory agencies and other customary closing conditions.

Also on April 19, 2006, the Company announced that its board of directors authorized an underwritten public offering of its common stock. The Company expects to raise between $35 million and $40 million in capital, which includes an over-allotment option, and will use the proceeds for general corporate purposes to support growth opportunities at its banking subsidiaries and to finance the cash portion of the acquisition of Homestead Bank.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three-month periods ended March 31, 2006 and 2005. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SBKC is a Georgia corporation that was formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank) (SB-Bibb) under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SBKC was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the stockholders of SB-Bibb on August 2, 1994, the stockholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly owned subsidiary of SBKC. The reorganization was effective on June 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SBKC. SB-Bibb has operated as a wholly owned subsidiary of SBKC since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization. Since SBKC’s reorganization, we have acquired four additional subsidiary banks.

Substantially all of our business is conducted through our five subsidiary banks:

•	Security Bank of Bibb County – Security Bank of Bibb County is a state-chartered bank with $1.00 billion in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates nine full-service banking offices and one limited-service office in Macon, Georgia, one full service banking office in Griffin, Georgia, a loan production office in Oconee County, Georgia, as well as two full-service banking offices in Brunswick and Saint Simons Island, Glynn County on the southeastern coast of Georgia. Security Bank of Bibb County is also the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Security Bank of Houston County – Security Bank of Houston County is a state-chartered bank with $262.8 million in assets that engages in the commercial banking business primarily in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and four full-service banking offices in Warner Robins, Georgia. Our ownership of Security Bank of Houston County is a result of our 1998 acquisition of Crossroads Bank of Georgia.

•	Security Bank of Jones County – Security Bank of Jones County is a state-chartered bank with $310.9 million in assets that engages in the commercial banking business primarily in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia. Our ownership of Security Bank of Jones County is a result of our 2003 acquisition of Bank of Gray.

•	Security Bank of North Metro – Security Bank of North Metro is a state-chartered bank with $207.9 million in assets that engages in the commercial banking business in the northern metropolitan area of Atlanta, Georgia. The bank operates one full-service banking office in Woodstock, Georgia and loan production offices in Hiram and Cumming, Georgia. Our ownership of Security Bank of North Metro resulted from our 2005 acquisition of SouthBank.

•	Security Bank of North Fulton – Security Bank of North Fulton is a state-chartered bank with $147.5 million in assets that engages in the commercial banking business primarily in Fulton County, Georgia. The bank operates one full-service banking office in Alpharetta, Georgia. Our ownership of Security Bank of North Fulton resulted from our March 2006 acquisition of Neighbors Bancshares, Inc.

PART I, ITEM 2 (CONTINUED)

Financial Information

Overview (Continued)

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

Fairfield Financial Services, Inc. We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia, including offices in Macon, Columbus, Gray, Warner Robins, Richmond Hill, Pooler, St. Simons Island, Woodstock and Brunswick. During the first quarter of 2006, Fairfield Financial closed over $45.0 million in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the quarter ended March 31, 2006, Fairfield Financial posted approximately $1,100,000 in net income.

As of March 31, 2006, SBKC had 442 employees on a full-time equivalent basis.

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

SBKC’s net income for the three-month period ended March 31, 2006 was $5,140,000 or $0.35 diluted earnings per share compared to $3,407,000 or $0.29 for the same period of the preceding year. The increase in net income for the three-month period ended March 31, 2006 primarily relates to the growth in the loan portfolio and core deposits in addition to the Company’s success in controlling expenses.

Annualized return on average assets of 1.25 percent and 1.28 percent was recorded for the three-month periods ended March 31, 2006 and 2005, respectively. Return on average equity of 11.44 percent was recorded for the three-month period ended March 31, 2006 compared to 12.82 percent for the same period in 2005.

At March 31, 2006, total assets were $1.91 billion compared to $1.66 billion at December 31, 2005. At March 31, 2005, total assets were $1.12 billion compared to $1.06 billion at December 31, 2004. Total interest-earning assets increased $232,970,000 or 15.85 percent to $1.70 billion at March 31, 2006 from $1.47 billion at December 31, 2005. The increases in total assets and interest-earning assets compared to December 31, 2005 are primarily due to increases in loan volumes, mainly in real estate–construction and real estate-mortgage loans.

Financial Condition

Cash and Cash Equivalents

Cash and due from banks and interest-bearing deposits decreased by approximately $23,446,000 or 31 percent to $52,314,000 at March 31, 2006 from $75,760,000 at December 31, 2005. Federal funds sold increased by $41,636,000 to $75,348,000 at March 31, 2006 from $33,712,000 at December 31, 2005. Excluding our acquisition of Neighbors Bancshares, federal funds sold increased $33,534,000 or 99 percent from December 31, 2005. The causes of these changes are most evident in the analysis of cash flows from investing activities, which reports cash outflows of approximately $78,831,000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased by $4,171,000 or 2.90 percent since December 31, 2005 when investment securities totaled $144,012,000. Excluding our acquisition of Neighbors Bancshares, investment securities decreased $9,380,000 or 6.51 percent. As of March 31, 2006, investment securities were $139,841,000. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

Loans Receivable, Net and Loans Held For Sale

Loans receivable were $1.45 billion at March 31, 2006, an increase of $195,909,000 or 15.60 percent (62 percent on an annualized basis) from $1.26 billion at December 31, 2005. Excluding our acquisition, loans receivable increased $94,860,000 or 7.55 percent (30 percent on an annualized basis). Our Company continues to experience good growth in its loan portfolio, particularly in real estate construction loans. Loans held for sale increased by $2,214,000 or 40 percent from $5,562,000 at December 31, 2005 to $7,776,000 at March 31, 2006, primarily as a result of an increase in loan production and seasonality.

Nonperforming Assets

Our Company’s total nonperforming assets were $10,659,000 or 0.56 percent of total assets at March 31, 2006 compared to $9,391,000 or 0.56 percent of total assets at December 31, 2005. Nonperforming loans increased $1,174,000 or 16.78 percent to $8,171,000 from $6,997,000 at December 31, 2005. The amount of other real estate owned that was held by our Company on March 31, 2006 totaled $2,488,000, an increase of $94,000 since December 31, 2005.

The following table presents our nonperforming assets as of March 31, 2006:

(Dollars in Thousands)
Impaired and Other Nonaccrual Loans	$8,171
Loans Past Due 90 Days or More and Still Accruing Interest	—
Restructured Loans not Included in the Above	—

Total Nonperforming Loans	8,171

Other Real Estate Owned	2,488

Total Nonperforming Assets	$10,659

Deposits

Total deposits increased $239,131,000 or 18.52 percent (74 percent on an annualized basis) from $1,291,253,000 at December 31, 2005 to $1,530,384,000 at March 31, 2006. Approximately $110,822,000 of the increase resulted from the acquisition of Neighbors Bank. The increase is also related to an increase of $112,395,000 in brokered certificates of deposit and an increase of $31,355,000 in retail certificates of deposit. The increases are offset by decreases of $17,209,000 and $4,104,000 in interest bearing demand accounts and wholesale certificates of deposit, respectively. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Other Borrowed Money

Other borrowed money totaled $143,936,000 as of March 31, 2006, a decrease of 16.4 percent (66 percent on an annualized basis) since December 31, 2005 when borrowed money totaled $172,141,000. Borrowings from the FHLB amounted to $82,827,000 or 58 percent of total borrowed money as of March 31, 2006. Borrowings are typically used to fund loan requests. Federal funds purchased and securities sold under agreement to repurchase declined by $25,605,000 or 58 percent due to the increase in deposits discussed above. Subordinated debentures were unchanged at March 31, 2006 with a balance of $41,238,000. The subordinated debentures are included in borrowed funds on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Equity

At March 31, 2006, total equity was $217,641,000 or 11.37 percent of total assets compared to $179,305,000 or 10.79 percent of total assets as of December 31, 2005. Total equity increased by $30,854,000 due to the issuance of stock related to the acquisition of Neighbors Bancshares and by $3,674,000 due to the stock portion of the 2006 contingent payment for the July 31, 2000 acquisition of Fairfield Financial Services. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Our Company’s net income increased 51 percent to $5,140,000 for the three months ended March 31, 2006, compared to $3,407,000 recorded in the comparable prior period. The increase in net income is primarily due to the increase in average total loans from $879,245,000 at March 31, 2005 to $1.34 billion at March 31, 2006. The increase in average total loans is largely a result of three acquisitions since the first quarter of 2005.

Net Interest Income

The annualized net interest margin of the Company, net interest income divided by average earning assets, was 4.54 percent for the three-month period ended March 31, 2006 compared to 4.50 percent for the same three-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. SBKC’s success is the result of our Company’s success in growing low cost core deposits.

Total interest income increased to $28,783,000 for the three-month period ended March 31, 2006, from $15,865,000 during the comparable prior year period. The increase is the result of continued growth in the Company’s loan portfolio and an increase in the yield from interest-earning assets of 133 basis points compared to the three-month period ended March 31, 2005.

Total interest expense increased to $12,070,000 for the three months ended March 31, 2006 from $4,837,000 for the three-month period ended March 31, 2005. The increase in interest expense is primarily a result of a 142 basis point increase in the cost of interest-bearing liabilities compared to the three-month period ended March 31, 2005.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended March 31:

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,334,789	$26,949	8.19%	$874,078	$14,641	6.79%
Loans Held for Sale	5,200	86	6.71	5,167	73	5.73

Total Loans	1,339,989	27,035	8.18	879,245	14,714	6.79

Investment Securities
Taxable	122,570	1,310	4.33	92,528	883	3.87
Tax-Exempt, Tax Equivalent Basis	19,903	298	6.07	15,146	241	6.45

Total Investment Securities	142,473	1,608	4.58	107,674	1,124	4.23

Interest-Bearing Deposits in Other Banks	3,396	42	5.02	1,791	14	3.17

Federal Funds Sold	15,990	178	4.51	11,381	87	3.10

Other Interest-Earning Assets	1,238	21	6.88	557	8	5.82

Total Interest-Earning Assets	1,503,086	28,884	7.79	1,000,648	15,947	6.46

Noninterest-Earning Assets
Cash	47,274			30,996
Allowance for Loan Losses	(16,374)			(11,089)
Other Assets	139,020			61,948

Total Noninterest-Earning Assets	169,920			81,855

Total Assets	$1,673,006			$1,082,503

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$388,549	$2,448	2.56	$216,154	$598	1.12
Other Time	771,349	7,482	3.93	544,114	3,403	2.54

Total Interest-Bearing Deposits	1,159,898	9,930	3.47	760,268	4,001	2.13

Other Interest-Bearing Liabilities
Debt	95,502	1,087	4.62	63,648	451	2.87
Subordinated Debentures	41,238	771	7.58	18,557	273	5.97
Funds Purchased and Securities
Under Agreement to Repurchase	24,608	282	4.65	17,256	112	2.63

Total Other Interest-Bearing Liabilities	161,348	2,140	5.38	99,461	836	3.41

Total Interest-Bearing Liabilities	1,321,246	12,070	3.70	859,729	4,837	2.28

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	155,181			108,057
Other Liabilities	14,360			6,925
Stockholders’ Equity	182,219			107,792

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	351,760			222,774

Total Liabilities and Stockholders’ Equity	$1,673,006			$1,082,503

Interest Rate Spread			4.09%			4.18%

Net Interest Income		$16,814			$11,110

Net Interest Margin			4.54%			4.50%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

	Changes From 2005 to 2006 (1)
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$7,818	$4,503	$12,321

Investment Securities
Taxable	291	136	427
Tax-Exempt	77	(20)	57

Total Investment Securities	368	116	484

Interest-Bearing Deposits in Other Banks	13	15	28

Funds Sold	36	55	91

Other Interest-Earning Assets	10	3	13

Total Interest Income	8,245	4,692	12,937

Interest Expense
Interest-Bearing Demand and Savings Deposits	484	1,366	1,850

Time Deposits	1,441	2,638	4,079

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	48	122	170

Subordinated Debentures	338	160	498

Other Debt	229	407	636

Total Interest Expense	2,540	4,693	7,233

Net Interest Income	$5,705	$(1)	$5,704

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Provision for Loan Losses

Our Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. For the three-month period ended March 31, 2006, the provision for loan losses totaled $630,000 compared to $775,000 for the same period ended March 31, 2005.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2006 totaled $4,917,000 compared to $3,508,000 for the comparable prior period. Mortgage banking income for the three months ended March 31, 2006 totaled $1,251,000 compared to $960,000 for the comparable prior period. This change was primarily due to an increase in loan production resulting from the acquisition of Rivoli Bancorp and the addition of personnel. Service charges on deposits increased 32 percent for the three-month period ended March 31, 2006 compared to the prior period ended March 31, 2005. The increase is directly related to the increase in deposits since the first quarter of 2005 (primarily related to our acquisitions) and is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $4,424,000 or 52 percent for the three months ended March 31, 2006 over the same period in 2005. The primary driver of this increase was the increase in salaries and employee benefits of $2,708,000 resulting from the additional employees from our acquisitions since the first quarter of 2005. The increase is also attributable to an increase in occupancy and equipment, resulting from the addition of numerous properties in connection with acquisitions. The remainder of the increase is spread over various expense categories.

Income Taxes

Income tax expense totaled $2,979,000 for the three-month period ended March 31, 2006, compared to $1,897,000 for the same period ended March 31, 2005. These amounts resulted in the effective tax rates of approximately 37 percent and 36 percent for 2006 and 2005, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Liquidity and Capital Adequacy

Stockholders’ equity increased to $217,641,000 due to our acquisition of Neighbors Bancshares, the retention of earnings, net of dividends paid and additional stock issuances. Unrealized losses on investment securities available for sale net of taxes totaled $2,041,000 at March 31, 2006. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 10.73 percent at March 31, 2006. Our Company’s Tier 1 risk-based capital ratio was 9.61 percent at March 31, 2006.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 9.70 percent at March 31, 2006.

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

At March 31, 2006, each of the subsidiary banks was in compliance with established guidelines.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2006, SBKC held $137,598,000 in bonds, at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $143,662,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans held for sale to deposits of 96.54 percent as of March 31, 2006 and 98.97 percent at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans held for sale to all funding sources at March 31, 2006 and December 31, 2005 were 90.47 percent and 89.86 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2006 and December 31, 2005, the banks had $187,565,000 and $139,928,000 in retail certificates of deposit of $100,000 or more. These larger deposits represented 12.26 percent and 10.84 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources have proven insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of March 31, 2006 and December 31, 2005, the banks reported $355,216,000 or 23.21 percent and $242,821,000 or 18.81 percent of total deposits, respectively, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Contractual Obligations

As of March 31, 2006, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$82,827,000	$20,100,000	$42,727,000	$20,000,000	$—
Correspondent Bank Line of Credit	1,600,000	1,600,000	—	—	—
Subordinated Debentures	41,238,000	—	—	—	41,238,000
Operating Leases	3,103,683	607,366	1,034,095	697,716	764,506
Purchase Obligations	—	—	—	—	—
Deferred Compensation	931,350	—	—	—	931,350

	$129,700,033	$22,307,366	$43,761,095	$20,697,716	$42,933,856

The FHLB Advances consists of two separate programs. The first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans and investment securities as collateral to secure available lines of credit. The second program, which was unused at March 31, 2006 and December 31, 2005, allows for advances under a Warehouse Line secured by our loans held for sale.

The Correspondent Bank Line of Credit is with Thomasville National Bank in Thomasville, Georgia. The line is secured with the common stock of Security Bank of North Metro.

The Subordinated Debentures above relate to our trust preferred securities, which were issued or assumed in 2002 or 2005. The proceeds of the trust preferred securities were used to pay down holding company debt, and to fund the acquisitions of Security Bank of Jones County and Rivoli Bancorp.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2006 and December 31, 2005 approximated $391,646,000 and $393,805,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $8,420,000 as of March 31, 2006 and $6,716,000 as of December 31, 2005 and commitments under performance standby letters of credit of $10,877,000 and $7,261,000 for the corresponding periods and commitments under commercial letters of credit of $527,000 at March 31, 2006.

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

The unallocated amount is more subjective and does not lend itself to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses, which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we apply two stress factors. The first stress factor consists of economic factors including such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group and new banking laws or regulations. The second stress factor is based on the dollar volume of speculative real estate loans that are held in our portfolio. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

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

In assessing the adequacy of the ALL, we also rely on an ongoing internal loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our internal loan review, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Goodwill

Effective January 1, 2002, the SFAS No. 142, Goodwill and Other Intangible Assets, was adopted. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2002 and annually thereafter, the required impairment testing of goodwill has been performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Stock-Based Compensation

In accordance with SFAS No. 123R, Share Based Payment, management expenses the value of stock options. We utilize the Black-Scholes model in determining the fair value of the stock options. The model takes into account certain estimated factors such as the expected life of the stock option and the volatility of the stock. The expected life of the stock option is a function of the vesting period of the grant, the average length of time similar grants have remained outstanding and the expected volatility of the underlying stock. Volatility is a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period.

Forward-Looking Statements

Within this report we have included certain “forward-looking statements” concerning the future operations of the Company. It is management’s desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in our financial statements. We have used “forward-looking statements” to describe the future plans and strategies including our expectations of the Company’s future financial results. Management’s ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in the middle Georgia area, the southeastern United States region and the country as a whole, loan delinquency rates and changes in federal and state regulations. These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements.

PART I, ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

SBKC’s financial performance is impacted by, among other factors, interest rate risk and credit risk. To mitigate credit risk, the Company relies on a loan review process and the provision for loan losses. See Provision for Loan Losses herein.

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

PART I, ITEM 3 (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk (Continued)

Interest Rate Sensitivity

	March 31, 2006
	Assets and Liabilities Repricing Within
(Dollars in Thousands)	3 Months or Less	4 to 12 Months	Subtotal 1 Year	1 to 5 Years	Over 5 Years	Total
Earning Assets
Interest-Bearing Due from Banks	$1,979	$—	$1,979	$—	$—	$1,979
Federal Funds Sold	75,348	—	75,348	—	—	75,348
Investment Securities	1,162	9,541	10,703	78,820	57,409	146,932
Loans, Net of Unearned Income	943,104	171,624	1,114,728	330,791	24,173	1,469,692
Other Earning Assets	7,776	—	7,776	—	1,238	9,014

Total Interest Earning Assets	1,029,369	181,165	1,210,534	409,611	82,820	1,702,965

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	410,876	—	410,876	—	—	410,876
Savings (1)	21,755	—	21,755	—	—	21,755
Time Deposits	187,805	613,085	800,890	128,628	—	929,518
Federal Funds Purchased, Repurchase Agreements and Demand Notes to US Treasury	18,271	—	18,271	—	—	18,271
Other Borrowings	33,350	27,077	60,427	24,000	—	84,427
Subordinated Debentures	21,650	—	21,650	19,588	—	41,238

Total Interest-Bearing Liabilities	693,707	640,162	1,333,869	172,216	—	1,506,085

Interest Sensitivity Gap	$335,662	$(458,997)	$(123,335)	$237,395	$82,820	$196,880

Cumulative Interest Sensitivity Gap	$335,662	$(123,335)	$(123,335)	$114,060	$196,880	$196,880

Cumulative Interest Sensitivity Gap as a Percentage of Total Interest Earning Assets	19.71%	(7.24)%	(7.24)%	6.70%	11.56%

Cumulative Interest Sensitive Assets as a Percentage of Cumulative Interest Sensitive Liabilities	148.39%	90.75%	90.75%	107.57%	113.07%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within three months or less.

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

There have been no changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect internal control over financial reporting subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II

Other Information

ITEM 1

Legal Proceedings

None.

ITEM 1A

Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 1A to Part 1 of Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company issued 159,892 shares of Security Bank Corporation common stock pursuant to the Asset Purchase Agreement with Fairfield Financial Services, Inc. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon certain exemption(s) from registration under the Securities Act of 1933.

ITEM 3

Defaults Upon Senior Securities

None.

ITEM 4

Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5

Other Information

None.

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Security’s Registration Statement on Form S-4 (File No. 333-128767), filed with the Commission on October 4, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Security’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to Security’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to Security’s Form SB-2 (File No. 333-11371), filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the Registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 2 to registrant’s Form 10-Q (Commission File No. 000-23261), filed on August 10, 2000).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.7 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.9	2003 Restricted Stock Bonus Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-116592), filed with the Commission June 17, 2004).

10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to Security’s definitive proxy statement (File No. 000-23261), filed on April 29, 2004).

10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s definitive proxy Statement (File No. 000-23261), filed with the Commission April 29, 2004).

11	Statement of Computation of Net Income Per Share.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
Chief Executive Officer
Date: May 8, 2006

/s/ Holly L. McDowell
Holly L. McDowell
Principal Accounting Officer
Date: May 8, 2006