Form 10-Q/A
period 2000-06-30
SECURITY BANK CORP
filed 2006-05-22
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

SNB BANCSHARES, INC.

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,782,689 shares of $1.00 par value common stock as of May 8, 2006.

Page
Explanatory Note	1

Part II

Item 6. Exhibits

Signatures	2

EXPLANATORY NOTE

Security Bank Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 10, 2000 (the “Original Filing”). The purpose of this Amendment No. 1 is to attach Exhibit No. 10.7, Asset Purchase Agreement (Fairfield Financial), which was inadvertently omitted from the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. AVERETT WALKER
President/Director/Chief Executive Officer

Date: May 22, 2006

2

EXHIBIT INDEX

Exhibit No.	Description
10.7	Asset Purchase Agreement between SNB Bancshares, Inc. and Group Financial Southeast d/b/a Fairfield Financial, dated April 27, 2000. (All schedules referred to in the Agreement have been omitted. Copies of any omitted schedules will be provided upon request.)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.