Form 10-Q
period 2006-06-30
SECURITY BANK CORP
filed 2006-08-09
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐  Large accelerated filer                    ☒  Accelerated filer                    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 9, 2006
Common Stock, $1.00 par value	19,166,708 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Cash and Balances Due from Depository Institutions	$57,680	$69,380

Interest-Bearing Deposits	2,458	6,380

Federal Funds Sold	78,569	33,712

Investment Securities	156,773	144,012

Restricted Stocks, at Cost	6,605	6,974

Loans Held for Sale	12,201	5,562

Loans Receivable, Net	1,482,773	1,255,971

Premises and Equipment	36,693	29,602

Long-Lived Assets Held for Sale	—	2,410

Other Real Estate	1,817	2,394

Goodwill	103,014	74,582

Core Deposit Intangible, net	4,907	4,687

Other Assets	30,886	26,747

Total Assets	$1,974,376	$1,662,413

	June 30, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,576,009	$1,291,253

Other Borrowed Money	132,495	172,141

Other Liabilities	8,092	19,714

Stockholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 25,000,000 Shares, Issued 17,538,848 and 14,406,696 Shares, Respectively	17,539	14,407
Paid-In Capital	189,059	121,480
Retained Earnings	54,407	45,570
Restricted Stock – Unearned Compensation	(190)	(223)
Accumulated Other Comprehensive Loss, Net of Tax	(2,705)	(1,599)

	258,110	179,635
Treasury Stock, 19,736 Shares, at Cost	(330)	(330)

Total Stockholders’ Equity	257,780	179,305

Total Liabilities and Stockholders’ Equity	$1,974,376	$1,662,413

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Loans, Including Fees	$32,003	$16,734	$59,040	$31,448
Federal Funds Sold	512	88	690	175
Investment Securities	1,641	1,150	3,147	2,192
Other	58	51	120	73

	34,214	18,023	62,997	33,888

Interest Expense
Deposits	13,379	5,218	23,309	9,218
Federal Funds Purchased	103	89	253	174
FHLB Advances	704	501	1,761	945
Repurchase Agreements	168	36	300	63
Subordinated Debentures	772	304	1,543	577
Other	16	14	46	22

	15,142	6,162	27,212	10,999

Net Interest Income	19,072	11,861	35,785	22,889

Provision for Loan Losses	739	804	1,369	1,579

Net Interest Income After Provision for Loan Losses	18,333	11,057	34,416	21,310

Noninterest Income
Service Charges on Deposits	2,335	1,858	4,439	3,455
Mortgage Banking Income	1,433	1,207	2,684	2,166
Securities Losses	—	—	—	(6)
Other	1,149	1,517	2,711	2,481

	4,917	4,582	9,834	8,096

Noninterest Expense
Salaries and Employee Benefits	7,804	5,598	15,566	10,652
Occupancy and Equipment	1,459	906	2,755	1,752
Office Supplies and Printing	228	166	491	321
Telephone Expense	288	209	533	400
Data Processing	307	166	653	310
Marketing Expense	655	467	1,174	865
Other	2,873	1,820	5,323	3,495

	13,614	9,332	26,495	17,795

Income Before Income Taxes	9,636	6,307	17,755	11,611
Income Taxes	3,546	2,397	6,525	4,294

Net Income	$6,090	$3,910	$11,230	$7,317

Basic Earnings Per Share	$.36	$.32	$.72	$.61

Diluted Earnings Per Share	$.36	$.32	$.71	$.61

Dividends Per Share	$.08	$.07	$.15	$.13

Weighted Average Common Shares Outstanding	16,578,004	12,047,652	15,512,286	11,861,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$6,090	$3,910	$11,230	$7,317

Other Comprehensive Income, Net of Income Tax
(Losses) Gains on Securities Arising During the Period	(664)	563	(1,106)	(325)
Reclassification Adjustment	—	—	—	4

Unrealized (Losses) Gains on Securities	(664)	563	(1,106)	(321)

Comprehensive Income	$5,426	$4,473	$10,124	$6,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Shares	Common Stock	Paid-In Capital	Retained Earnings	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2004	11,660	$11,660	$62,348	$32,715	$(75)	$353	$(330)	$106,671
Shares Issued in Connection with Contingent Payments	114	114	2,306	(59)				2,361
Stock Based Compensation Awards			240					240
Amortization of Unearned Compensation					12			12
Shares Issued in Acquisition	1,094	1,094	21,152					22,246
Shares Issued in Connection with Employee Stock Purchase Plan	3	3	82					85
Unrealized Loss on Securities Available for Sale						(321)		(321)
Cash Dividends				(1,592)				(1,592)
Net Income				7,317				7,317

Balance, June 30, 2005	12,871	$12,871	$86,128	$38,381	$(63)	$32	$(330)	$137,019

Balance, December 31, 2005	14,407	$14,407	$121,480	$45,570	$(223)	$(1,599)	$(330)	$179,305
Shares Issued in Connection with Contingent Payments	160	160	3,514					3,674
Stock Options Exercised	10	10	120					130
Stock Based Compensation Awards			259					259
Amortization of Unearned Compensation					33			33
Shares Issued in Connection with Stock Offering	1,725	1,725	34,216					35,941
Shares Issued in Acquisition	1,233	1,233	29,352					30,585
Shares Issued in Connection with Employee Stock Purchase Plan	4	4	118					122
Unrealized Loss on Securities Available for Sale						(1,106)		(1,106)
Cash Dividends				(2,393)				(2,393)
Net Income				11,230				11,230

Balance, June 30, 2006	17,539	$17,539	$189,059	$54,407	$(190)	$(2,705)	$(330)	$257,780

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
Cash Flows from Operating Activities
Net Income	$11,230	$7,317
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Stock Options	259	239
Depreciation, Amortization and Accretion	1,687	887
Provision for Loan Losses	1,369	1,579
Securities Losses	—	6
Loss (Gain) on Sale of Other Real Estate	22	(1)
Unrealized Loss on Other Real Estate	106	33
Gain on Sale of Premises and Equipment	(56)	(2)
(Gain) Loss on Sales of Loans	(58)	335
Net Change in Loans Held for Sale	(6,639)	94
Change in Participations Payable	(6,853)	1,030
Net Change in Other Assets	(13)	(2,262)
Net Change in Other Liabilities	(2,202)	10,670
Other, Net	(157)	(1,085)

	(1,305)	18,840

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	3,922	844
Purchase of Investment Securities Available for Sale	(26,413)	(10,058)
Proceeds from Maturities and Calls of Investment Securities
Available for Sale	16,879	10,846
Held to Maturity	105	936
Restricted Stocks, Net	9	308
Loans to Customers, Net	(128,664)	(89,469)
Premises and Equipment, Net	(540)	(1,037)
Other Real Estate	2,048	2,349
Goodwill Resulting from Contingent Cash Payments	(1,144)	(910)
Cash Received in Business Acquisition, Net	5,983	2,035
Payment to Neighbors Bancshares Stockholders	(1,592)	—
Payment to Rivoli BanCorp Stockholders	(4,220)	—

	(133,627)	(84,156)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	165,075	117,291
Noninterest-Bearing Customer Deposits	8,859	(3,531)
Dividends Paid	(2,392)	(1,592)
Federal Funds Purchased and Repurchase Agreements	(23,845)	(16,098)
Other Borrowed Money, Net	(15,800)	1,914
Proceeds from Common Stock Offering	35,941	—
Issuance of Common Stock	251	85

	168,089	98,069

Net Increase in Cash and Cash Equivalents	33,157	32,753
Cash and Cash Equivalents, Beginning	103,092	44,346

Cash and Cash Equivalents, Ending	$136,249	$77,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Accounting Policies

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries, Security Bank of Bibb County, located in Macon, Georgia; Security Bank of Houston County, located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro (formerly SouthBank) located in Woodstock, Georgia; and Security Bank of North Fulton located in Alpharetta, Georgia (formerly Neighbors Bank) (collectively, the Banks). The financial statements of Security Bank of Bibb County include its wholly owned subsidiary, Fairfield Financial Services, Inc.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing in the 2005 annual report previously filed on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123R (revised 2004) were effective for the Company on January 1, 2006. Effective January 1, 2002, the Company adopted the fair value method of recording stock-based compensation. For this reason, the implementation of SFAS No. 123R (revised 2004) did not have an impact on the Company. During the three and six month periods ended June 30, 2006 and 2005, the Company recognized $140,000 and $259,000 and $120,000 and $239,000 respectively, in expense associated with vesting stock options.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Summary of Accounting Policies (Continued)

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

Segment Reporting

Reportable segments are business units that offer different products and services and require different management and marketing strategies. Management of Security Bank Corporation considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors included in consolidated noninterest income for the six-month period ended June 30, 2006 includes approximately $2,684,000 of Fairfield Financial Services, Inc. fee income. Such income may fluctuate significantly with increases or decreases in mortgage rates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Earnings Per Share

SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution that would occur if restricted stock and options were exercised and converted into common stock. The following presents earnings per share for the three and six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net Income Per Common Share	$0.72	$0.61	$0.36	$0.32
Weighted Average Common Shares and Common Stock Equivalents	15,512,286	11,861,545	16,578,004	12,047,652
Diluted Earnings Per Share
Net Income Per Common Share	$0.71	$0.61	$0.36	$0.32
Weighted Average Common Shares and Common Stock Equivalents	15,850,641	12,181,041	16,910,380	12,374,075

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $22.3179 and $22.5685 for the three- and six-month periods ended June 30, 2006, respectively. The Company’s stock is quoted on the NASDAQ Global Market under the symbol SBKC.

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

Investment securities as of June 30, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government Agencies
Mortgage Backed	$96,630	$58	$(3,005)	$93,783
Other	42,117	—	(1,451)	40,666
State, County and Municipal	19,435	131	(172)	19,394
Other Securities	691	—	—	691

	$158,873	$289	$(4,628)	$154,534

Securities Held to Maturity
U.S. Government Agencies
Other	$1,994	$—	$(77)	$1,917
State, County and Municipal	245	2	—	247

	$2,239	$2	$(77)	$2,164

Unrealized holding losses, net of tax, on securities available for sale of $2,705,000 have been charged to stockholders’ equity as of June 30, 2006.

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Loans

Loans are comprised of the following:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Commercial	$114,939	$106,300
Real Estate-Construction	667,025	517,373
Real Estate-Other	669,374	599,367
Installment Loans to Individuals for Personal Expenditures	44,764	47,608
All Other	6,804	3,035

	1,502,906	1,273,683
Allowance for Loan Losses	(18,190)	(16,148)
Unearned Interest and Fees	(1,943)	(1,564)

	$1,482,773	$1,255,971

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

The Company principally originates residential and commercial real estate loans throughout its market area that primarily consists of the middle and coastal Georgia areas and the metropolitan Atlanta area. As of June 30, 2006 and December 31, 2005, approximately 89.0 and 87.8 percent, respectively, of the Company’s loan portfolio was secured by real estate. These loans are well collateralized and, in management’s opinion, do not pose an unacceptable level of credit risk. The Company does make speculative loans to borrowers in that the collateral property has not been pre-sold or pre-leased. While these loans are inherently riskier due to the fact that the borrower may not be able to sell or lease the property as intended, the Company only makes these loans to established customers with a good history of prior developments.

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Balance beginning of period	$17,812	$11,357	$16,148	$10,903

Business Combination, Neighbors Bancshares	—	—	1,232	—

Business Combination, SouthBank	—	1,420	—	1,420

Charge-Offs
Commercial, Financial and Agricultural	148	147	282	300
Real Estate – Mortgage	83	59	122	198
Consumer	321	200	575	368

	552	406	979	866

Recoveries
Commercial, Financial and Agricultural	32	10	70	51
Real Estate – Mortgage	—	1	42	9
Consumer	159	78	308	168

	191	89	420	228

Net Charge-Offs	361	317	559	638

Provision for Loan Losses	739	804	1,369	1,579

Balance end of period	$18,190	$13,264	$18,190	$13,264

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of June 30, 2006 as the effects did not have a material impact on the consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Deposits

Components of deposits are as follows:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Demand	$172,023	$156,698
Interest-Bearing Demand	429,260	398,472
Savings	19,804	20,786
Time, $100,000 and Over	561,435	393,943
Other Time	393,487	321,354

	$1,576,009	$1,291,253

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of June 30, 2006, the Company had $351,843,000 in brokered deposits compared to $242,821,000 at December 31, 2005.

(8) Other Borrowed Money

Other borrowed money is comprised of the following:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (FHLB) have maturities in varying amounts through March 23, 2011 and interest rates ranging from 3.19 percent to 5.92 percent. Residential first mortgage loans, commercial real estate loans, home equity lines of credit loans and investment securities are pledged as collateral for the FHLB advances	$71,227	$85,427

Advances under the revolving line of credit with The Bankers Bank mature July 20, 2007 with interest rates on $14 million at prime minus 100 basis points and $3 million at prime minus 50 basis points. All shares of stock owned by the Company in Security Bank of Bibb County, Security Bank of Houston County and Security Bank of Jones County are pledged as collateral on the revolving line of credit. At June 30, 2006, Company had availability under the revolving line of credit totaling $17,000,000	—	—

Line of credit for $2 million with Thomasville National Bank. Interest is due quarterly and is based on The Wall Street Journal prime rate. The line is secured by all shares of stock of Security Bank of North Metro	—	1,600

Subordinated debentures have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2006, the securities had interest rates ranging from 6.46 percent to 8.71 percent	41,238	41,238

Federal Funds Purchased	—	28,657
Securities Sold Under Agreement to Repurchase	20,030	15,219

Total Other Borrowed Money	$132,495	$172,141

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Other Borrowed Money (Continued)

Per an agreement with the Federal Reserve Bank of Atlanta, the Company will not borrow more than $4,000,000 under the revolving line of credit with the Bankers Bank without prior approval.

Maturities of FHLB advances for each of the ensuing years are as follows:

Years	Amount
(Dollars in Thousands)
2006	$7,600
2007	32,627
2008	11,000
2009	—
2010	5,000
Thereafter	15,000

$71,227

The Company’s Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets.

The interest income received from the Company’s trusts totaled approximately $47,000 and $17,000 for the six months ended June 30, 2006 and 2005, respectively. The interest expense paid to the trusts totaled approximately $1,543,000 and $577,000 for the six months ended June 30, 2006 and 2005, respectively.

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

A summary of option transactions for the six months ended June 30, 2006 follows:

Incentive Stock Options
Outstanding, December 31, 2005	796,000
Granted	13,000
Canceled	5,445
Exercised	9,555

Outstanding, June 30, 2006	794,000

Eligible to be Exercised, June 30, 2006	389,886

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

PART I, ITEM 1 (CONTINUED)

Financial Information

(10) Regulatory Capital Matters (Continued)

The Company’s actual ratios as of June 30, 2006 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Security Bank Corporation (Consolidated)	11.97%	13.08%	10.87%
Security Bank of Bibb County	9.40	10.50	8.72
Security Bank of Houston County	9.04	10.19	8.05
Security Bank of Jones County	11.12	12.37	8.92
Security Bank of North Metro	9.37	10.43	8.55
Security Bank of North Fulton	10.05	11.03	10.21

(11) Noncash Investing Activities

Noncash investing activities for the six months ended June 30 are as follows:

	2006	2005
Acquisition of Real Estate through Loan Foreclosure	$1,599,000	$1,905,000

Unrealized loss on investment securities	$1,894,000	$489,000

(12) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments are to be payable in cash and stock. Cash payments for 2005 equated to 20 percent of Fairfield Financial Services, Inc.’s earnings for the year. Stock payments for 2005 were based on 80 percent of 2005 earnings utilizing a specific formula for determining number of shares. All additional payments of cash and stock have been charged to goodwill. The contingent payment made in 2006 as a result of 2005 earnings is a combination of cash and stock totaling approximately $4,818,000.

On May 31, 2005, the Company acquired SouthBank, a community bank located in Woodstock, Georgia. The stockholders of SouthBank received $9,659,994 in cash and 1,121,372 common shares of the Company’s common stock. The excess of the purchase price over book value has been allocated to the fair value of core deposits intangibles of $1,093,981. The Company amortized $78,141 of the core deposit intangibles during the six months ended June 30, 2006.

On December 31, 2005, the Company acquired Rivoli BanCorp, Inc., the parent of Rivoli Bank & Trust. Rivoli BanCorp was a community bank holding company located in Macon, Georgia. The stockholders of Rivoli BanCorp received $4,220,026 in cash and 1,472,995 shares of the Company’s common stock in a business combination accounted for as a purchase. In January 2006, Rivoli Bank was merged into Security Bank of Bibb County. The excess of the purchase price over book value has been allocated to the fair value of premises and equipment and core deposit intangibles in the amounts of $1,115,582 and $3,270,550, respectively. The Company amortized $233,611 of the core deposit intangibles and $12,093 of the premises and equipment premium during the six months ended June 30, 2006.

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

On March 31, 2006, the Company completed its acquisition of Neighbors Bancshares, Inc., the parent company of Neighbors Bank, a community bank located in Alpharetta, Georgia. The stockholders of Neighbors Bancshares received $1,592,039 in cash and 1,233,404 shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles in the amounts of $23,421,763 and $640,257, respectively. The Company amortized $22,685 of the core deposit intangibles during the six months ended June 30, 2006.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	Neighbors	Rivoli	SouthBank
Cash, Due from Bank and Federal Funds Sold	$9,555,848	$9,255,842	$12,677,273
Investment Securities	5,209,362	24,323,276	14,051,844
Loans, Net	101,048,365	161,764,935	107,837,573
Premises and Equipment	5,168,924	8,005,934	2,902,522
Core Deposit Intangible	640,257	3,270,550	1,093,981
Goodwill Arising in the Acquisition	23,421,763	25,738,755	17,283,373
Other Assets	2,655,346	2,713,519	1,061,923
Deposits	(110,821,970)	(148,480,435)	(118,110,954)
Other Liabilities	(2,313,913)	(47,154,533)	(7,779,602)

	$34,563,982	$39,437,843	$31,017,933

Following are proforma amounts assuming that the acquisitions were made on January 1, 2005:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest Income	$65,428	$36,305	$34,212	$19,407

Net Income	10,112	7,107	6,089	3,847

Earnings Per Share
Basic	$0.63	$0.46	$0.36	$0.25
Diluted	$0.61	$0.45	$0.36	$0.24

(13) Stock Split

In May 2005, the Company’s board of directors approved a two-for-one split of the Company’s common stock, payable on May 27, 2005 in the form of a 100 percent stock dividend to shareholders of record on May 16, 2005. All share and per share amounts have been adjusted for the stock split.

(14) Restricted Stock-Unearned Compensation

In 2003, the board of directors of Security Bank Corporation adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 10,000. During 2003, all 10,000 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the five-year restriction period. During the six months ended June 30, 2006, 1,920 shares vested. As of June 30, 2006, a total of 5,840 shares were vested.

PART I, ITEM 1 (CONTINUED)

Financial Information

(14) Restricted Stock-Unearned Compensation (Continued)

In May 2005, 9,156 shares were issued in connection with the SouthBank acquisition. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the five-year restriction period. During the six months ended June 30, 2006, 1,831 shares vested.

(15) Purchase Commitments

In June 2006, the Company entered into two options to purchase adjacent parcels of land in Griffin, Georgia for the purpose of constructing a branch office. The option gives the Company the right to purchase the parcels for a total of $1,160,000 for 90 days.

(16) Subsequent Events

On July 31, 2006, the Company completed the acquisition of Homestead Bank, a community bank located in Suwanee, Georgia, with approximately $287 million in assets, $240 million in deposits and $22 million in stockholders’ equity as of June 30, 2006. Homestead Bank operates one full service banking office in Gwinnett County. The transaction is valued at approximately $50 million.

On August 1, 2006, the Company entered into a contract to purchase a parcel of land in Jones County, Georgia, for the purpose of building a branch office. The purchase price of the land is $400,000 and is contingent on the Company acquiring proper access to the land and the necessary permits.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2006 and 2005. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

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

Substantially all of our business is conducted through our five subsidiary banks:

•	Security Bank of Bibb County – Security Bank of Bibb County is a state-chartered bank with $1.02 billion in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates several banking offices around Macon, Georgia and on the southeastern coast of Georgia. Security Bank of Bibb County is also the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Security Bank of Houston County – Security Bank of Houston County is a state-chartered bank with $283.0 million in assets that engages in the commercial banking business primarily in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and four full-service banking offices in Warner Robins, Georgia.

•	Security Bank of Jones County – Security Bank of Jones County is a state-chartered bank with $316.1 million in assets that engages in the commercial banking business primarily in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia.

•	Security Bank of North Metro – Security Bank of North Metro is a state-chartered bank with $218.1 million in assets that engages in the commercial banking business in the northern metropolitan area of Atlanta, Georgia. The bank operates one full-service banking office in Woodstock, Georgia and loan production offices in Hiram and Cumming, Georgia. Our ownership of Security Bank of North Metro resulted from our 2005 acquisition of SouthBank.

•	Security Bank of North Fulton – Security Bank of North Fulton is a state-chartered bank with $158.3 million in assets that engages in the commercial banking business primarily in Fulton County, Georgia. The bank operates one full-service banking office in Alpharetta, Georgia. Our ownership of Security Bank of North Fulton resulted from our March 2006 acquisition of Neighbors Bancshares, Inc.

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

Fairfield Financial Services, Inc. - We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia. During the six months ended June 30, 2006, Fairfield Financial closed over $108,345,000 in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the six months ended June 30, 2006, Fairfield Financial posted approximately $1,759,000 in net income.

As of June 30, 2006, SBKC had 459 employees on a full-time equivalent basis.

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

Annualized return on average assets of 1.26 percent and 1.30 percent was recorded for the six-month periods ended June 30, 2006 and 2005, respectively. Return on average equity of 10.83 percent was recorded for the six-month period ended June 30, 2006 compared to 13.05 percent for the same period in 2005.

Financial Condition

At June 30, 2006, total assets were $1.97 billion compared to $1.66 billion at December 31, 2005. Total interest-earning assets increased $288,809,000 or 19.6 percent to $1.76 billion at June 30, 2006 from $1.47 billion at December 31, 2005. The increases in total assets and interest-earning assets compared to December 31, 2005 are primarily due to increases in loan volumes, mainly in real estate–construction and real estate-mortgage loans, and an increase in federal funds sold.

Cash and Cash Equivalents

Cash and due from banks decreased by approximately $11,700,000 or 16.9 percent to $57,680,000 at June 30, 2006 from $69,380,000 at December 31, 2005. Federal funds sold increased by $44,857,000 to $78,569,000 at June 30, 2006 from $33,712,000 at December 31, 2005. Excluding our acquisition of Neighbors Bancshares, federal funds sold increased $40,074,000 or 119 percent from December 31, 2005. The overall increase in cash and cash equivalents of approximately $33,157,000 is primarily attributable to the proceeds received from the common stock offering in May 2006 of $35,941,000.

Investment Securities

Investment securities have increased by $12,761,000 or 8.9 percent since December 31, 2005 when investment securities totaled $144,012,000. Excluding our acquisition of Neighbors Bancshares, investment securities increased $7,619,000 or 5.3 percent. As of June 30, 2006, investment securities were $156,773,000. Our Company’s investment in securities is largely comprised of U.S. Government Agency securities.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Loans Receivable, Net and Loans Held For Sale

Loans receivable were $1.48 billion at June 30, 2006, an increase of $226,802,000 or 18.1 percent (36 percent on an annualized basis) from $1.26 billion at December 31, 2005. Excluding our acquisition, loans receivable increased $112,419,000 or 9.0 percent (18 percent on an annualized basis). Our Company continues to experience good growth in its loan portfolio, particularly in real estate-construction and real estate-mortgage loans. Loans held for sale increased by $6,639,000 or 119 percent from $5,562,000 at December 31, 2005 to $12,201,000 at June 30, 2006, primarily as a result of an increase in loan production.

Nonperforming Assets

Nonperforming assets were $19,086,000 or 0.97 percent of total assets at June 30, 2006 compared to $9,391,000 or 0.56 percent of total assets at December 31, 2005. Nonperforming loans increased by $10,272,000 or 147 percent to $17,269,000 at June 30, 2006. The increase in nonperforming loans is primarily attributable to two residential development loans and one commercial lending relationship. The residential development loans total approximately $7,200,000 and are collateralized by residential developments near Hilton Head, South Carolina and in Cashiers, North Carolina. The commercial lending relationship has outstanding loans of approximately $2,500,000 and is collateralized by a business and real estate. Presently, the Company does not anticipate that it will incur a loss on any of these loans and does not believe that this increase in nonperforming loans is indicative of a trend. Other real estate owned at June 30, 2006, of $1,817,000 represented a decrease of $577,000 or 24 percent since December 31, 2005.

The components of nonperforming assets are as follows:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Impaired and Other Nonaccrual Loans	$17,269	$6,997
Loans Past Due 90 Days or More and Still Accruing Interest	—	—
Restructured Loans not Included in the Above	—	—

Total Nonperforming Loans	17,269	6,997

Other Real Estate Owned	1,817	2,394

Total Nonperforming Assets	$19,086	$9,391

Deposits

Total deposits increased $284,756,000 or 22 percent (44 percent on an annualized basis) from $1.29 billion at December 31, 2005 to $1.58 billion at June 30, 2006. Approximately $120,050,000 of the increase resulted from the acquisition of Neighbors Bank. The increase is also related to an increase of $109,022,000 in brokered certificates of deposit and an increase of $24,811,000 in retail certificates of deposit less than $100,000. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the Liquidity and Capital Adequacy section of this discussion.

Other Borrowed Money

Other borrowed money totaled $132,495,000 as of June 30, 2006, a decrease of 23 percent (46 percent on an annualized basis) since December 31, 2005 when borrowed money totaled $172,141,000. Borrowings from the FHLB amounted to $71,227,000 or 54 percent of total borrowed money as of June 30, 2006. Borrowings are typically used to fund loan requests. Federal funds purchased and securities sold under agreement to repurchase declined by $23,846,000 or 54 percent due to the increase in deposits discussed above. Subordinated debentures were unchanged at June 30, 2006 with a balance of $41,238,000. The subordinated debentures are included in borrowed funds on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Equity

At June 30, 2006, total equity was $257,780,000 or 13.06 percent of total assets compared to $179,305,000 or 10.79 percent of total assets as of December 31, 2005. Total equity increased by $78,475,000 primarily as a result of the May 2006 offering of 1,725,000 shares of common stock, which raised approximately $35,941,000 in additional capital and the acquisition of Neighbors Bancshares, Inc., which resulted in additional capital of approximately $30,854,000. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Net income for the three- and six-month periods ended June 30, 2006 was $6,090,000 or $0.36 diluted earnings per share and $11,230,000 or $0.71 diluted earnings per share, respectively, compared to $3,910,000 or $0.32 and $7,317,000 or $0.61 in the same periods of the preceding year. The increase in net income for the three- and six-month periods ended June 30, 2006 is primarily attributable to an increase in our interest income, resulting from a significant increase in average loans compared to the same periods in 2005. The increase in average loans is largely attributable to loans purchased in connection with our acquisitions of SouthBank, Rivoli BanCorp, Inc. and Neighbors Bancshares, Inc..

Net Interest Income

Net interest income for the three-months ended June 30, 2006 was $19,072,000, an increase of 61 percent over the same quarter in 2005. The increase resulted primarily from an increase in the volume of average interest earning assets (55 percent) and interest bearing liabilities (58 percent) for the second quarter of 2006 over the same quarter in 2005. The net interest margin, net interest income divided by average earning assets, was 4.52 percent and 4.37 percent for the 2006 and 2005 quarters, respectively.

Total interest income increased to $34,214,000 for the three-month period ended June 30, 2006, compared to $18,023,000 for the same period in 2005. The increase results from a 55 percent increase in earning assets, primarily loans receivable, and a 157 basis point increase in yield on loans receivable.

Total interest expense increased to $15,142,000 for the three-month period ended June 30, 2006, compared to $6,162,000 for the same period in 2005. The increase results from the increase of 58 percent in interest-bearing liabilities and a 146 basis point increase in the cost of those liabilities.

The net interest margin of the Company was 4.53 percent for the six-month period ended June 30, 2006 compared to 4.43 percent for the same six-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. Our success is attributable to our aggressive marketing strategy with respect to low cost core deposits. Total interest income increased to $62,997,000 for the six-month period ended June 30, 2006, from $33,888,000 during the comparable prior year period. The increase is the result of growth in the Company’s loan portfolio and an increase in the yield from interest-earning assets of 135 basis points compared to the six-month period ended June 30, 2005.

Total interest expense increased to $27,212,000 for the six months ended June 30, 2006 from $10,999,000 for the six-month period ended June 30, 2005. The increase in interest expense is primarily a result of a 144 basis point increase in the cost of interest-bearing liabilities compared to the six-month period ended June 30, 2005.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the six-month periods ended June 30:

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,415,242	$58,815	8.38%	$915,505	$31,287	6.89%
Loans Held for Sale	6,613	225	6.86	5,649	161	5.75

Total Loans	1,421,855	59,040	8.37	921,154	31,448	6.88

Investment Securities
Taxable	127,229	2,756	4.37	96,720	317	0.66
Tax-Exempt, Tax Equivalent Basis	19,804	593	6.04	14,964	2,039	27.48

Total Investment Securities	147,033	3,349	4.59	111,684	2,356	4.25

Interest-Bearing Deposits in Other Banks	2,834	73	5.19	3,973	56	2.84

Federal Funds Sold	29,224	690	4.76	11,569	174	3.03

Other Interest-Earning Assets	1,238	47	7.66	557	17	6.15

Total Interest-Earning Assets	1,602,184	63,199	7.95	1,048,937	34,051	6.55

Noninterest-Earning Assets
Cash	48,575			29,880
Allowance for Loan Losses	(17,161)			(11,545)
Other Assets	156,951			66,159

Total Noninterest-Earning Assets	188,365			84,494

Total Assets	$1,790,549			$1,133,431

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$410,159	$5,714	2.81	$229,802	$1,497	1.31
Time Deposits	850,570	17,594	4.17	573,483	7,721	2.71

Total Interest-Bearing Deposits	1,260,729	23,308	3.73	803,285	9,218	2.31

Other Interest-Bearing Liabilities
Debt	78,284	1,808	4.66	60,800	967	3.21
Subordinated Debentures	41,238	1,543	7.55	18,557	577	6.27
Funds Purchased and Securities
Under Agreement to Repurchase	23,916	553	4.66	16,577	237	2.88

Total Other Interest-Bearing Liabilities	143,438	3,904	5.49	95,934	1,781	3.74

Total Interest-Bearing Liabilities	1,404,167	27,212	3.91	899,219	10,999	2.47

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	161,095			112,479
Other Liabilities	16,164			8,696
Stockholders’ Equity	209,123			113,037

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	386,382			234,212

Total Liabilities and Stockholders’ Equity	$1,790,549			$1,133,431

Interest Rate Spread			4.04%			4.08%

Net Interest Income		$35,987			$23,052

Net Interest Margin			4.53%			4.43%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

	Changes From 2005 to 2006 (1)
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$17,235	$10,357	$27,592

Investment Securities
Taxable	101	2,338	2,439
Tax-Exempt	665	(2,111)	(1,446)

Total Investment Securities	766	227	993

Interest-Bearing Deposits in Other Banks	(16)	33	17

Funds Sold	268	248	516

Other Interest-Earning Assets	21	9	30

Total Interest Income	18,274	10,874	29,148

Interest Expense
Interest-Bearing Demand and Savings Deposits	1,185	3,032	4,217

Time Deposits	3,761	6,112	9,873

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	106	210	316

Subordinated Debentures	711	255	966

Other Debt	280	561	841

Total Interest Expense	6,043	10,170	16,213

Net Interest Income	$12,231	$704	$12,935

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended June 30:

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,494,812	$31,865	8.55%	$956,933	$16,647	6.98%
Loans Held for Sale	8,011	138	6.91	6,132	87	5.69

Total Loans	1,502,823	32,003	8.54	963,065	16,734	6.97%

Investment Securities
Taxable	131,835	1,446	4.40	100,912	1,073	4.26
Tax-Exempt, Tax Equivalent Basis	19,707	295	6.00	14,782	158	4.29

Total Investment Securities	151,542	1,741	4.61	115,694	1,231	4.27

Interest-Bearing Deposits in Other Banks	2,277	32	5.64	6,154	42	2.74

Federal Funds Sold	42,314	511	4.84	11,756	88	3.00

Other Interest-Earning Assets	1,238	26	8.42	557	9	6.48

Total Interest-Earning Assets	1,700,194	34,313	8.09	1,097,226	18,104	6.62

Noninterest-Earning Assets
Cash	49,863			28,764
Allowance for Loan Losses	(17,940)			(12,001)
Other Assets	174,683			70,452

Total Noninterest-Earning Assets	206,606			87,215

Total Assets	$1,906,800			$1,184,441

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$431,529	$3,266	3.04	$243,450	$899	1.48
Other Time	928,919	10,111	4.37	602,852	4,318	2.87

Total Interest-Bearing Deposits	1,360,448	13,377	3.94	846,302	5,217	2.47

Other Interest-Bearing Liabilities
Debt	61,255	721	4.72	57,954	516	3.57
Subordinated Debentures	41,238	772	7.51	18,557	304	6.57
Funds Purchased and Securities
Under Agreement to Repurchase	23,230	272	4.70	15,899	125	3.15

Total Other Interest-Bearing Liabilities	125,723	1,765	5.63	92,410	945	4.10

Total Interest-Bearing Liabilities	1,486,171	15,142	4.09	938,712	6,162	2.63

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	166,941			116,899
Other Liabilities	17,957			10,465
Stockholders’ Equity	235,731			118,365

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	420,629			245,729

Total Liabilities and Stockholders’ Equity	$1,906,800			$1,184,441

Interest Rate Spread			4.00%			3.99%

Net Interest Income		$19,171			$11,942

Net Interest Margin			4.52%			4.37%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

	Changes From 2005 to 2006 (1)
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$9,404	$5,865	$15,269

Investment Securities
Taxable	330	43	373
Tax-Exempt	53	84	137

Total Investment Securities	383	127	510

Interest-Bearing Deposits in Other Banks	(27)	17	(10)

Funds Sold	229	194	423

Other Interest-Earning Assets	11	6	17

Total Interest Income	10,000	6,209	16,209

Interest Expense
Interest-Bearing Demand and Savings Deposits	696	1,671	2,367

Time Deposits	2,342	3,451	5,793

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	58	89	147

Subordinated Debentures	373	95	468

Other Debt	29	176	205

Total Interest Expense	3,498	5,482	8,980

Net Interest Income	$6,502	$727	$7,229

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Provision for Loan Losses

Our Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level that is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the Company’s loan portfolio. For the three- and six-month periods ended June 30, 2006, the provision for loan losses totaled $739,000 and $1,369,000, respectively, compared to $804,000 and $1,579,000 for the same periods ended June 30, 2005. The decrease in the provision for loan losses in 2006 was primarily due to a reduction in annualized net charge-offs. Our net charge-offs as a percentage of average loans outstanding for the three- and six-month periods ended June 30, 2006 and June 30, 2005 were 0.10 percent and 0.08 percent and 0.13 percent and 0.14 percent, respectively. Amounts of net loans charged off during recent years are reasonable by industry standards and are below peer group institutions of similar asset size. We incurred net charge-offs of approximately $361,000 and $559,000 and $317,000 and $638,000 during the three- and six-month periods ended June 30, 2006 and 2005, respectively. The allowance for loan losses on June 30, 2006 stood at 1.20 percent of outstanding net loans and loans held for sale, down from 1.26 percent at December 31, 2005.

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

Noninterest Income and Expense

Noninterest income for the three-months ended June 30, 2006 totaled $4,917,000 compared to $4,582,000 for the prior year period. Service charges on deposits increased by 25.6 percent due to the growth in deposits, which was due in large part to our acquisitions of Rivoli Bancorp and Neighbors Bancshares.

Noninterest expenses increased by 45.9 percent to $13,614,000 for the second quarter of 2006. The increase is primarily attributable to our acquisitions as seen in additional salaries and employee benefits (up 39.4 percent), occupancy and equipment (up 61.0 percent) and other noninterest expenses (up 57.9 percent).

Noninterest income for the six months ended June 30, 2006 totaled $9,834,000 compared to $8,096,000 for the comparable prior period. Mortgage banking income for the six months ended June 30, 2006 totaled $2,684,000 compared to $2,166,000 for the comparable prior period. This change was primarily due to an increase in loan production resulting from the acquisitions of Rivoli Bancorp and Neighbors Bancshares and the addition of personnel. Service charges on deposits increased 28 percent for the six-month period ended June 30, 2006 compared to the prior period ended June 30, 2005. The increase is directly related to the increase in deposits since the second quarter of 2005 (primarily related to our acquisitions) and is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $8,700,000 or 49 percent for the six months ended June 30, 2006 over the same period in 2005. The primary driver of this increase was the increase in salaries and employee benefits of $4,914,000 resulting from the additional employees from our acquisitions since the second quarter of 2005. The increase is also attributable to an increase in occupancy and equipment of approximately $1,000,000 resulting from the addition of properties in connection with acquisitions. In addition, the Company’s amortization of acquisition-related intangible assets increased approximately $321,000 from the same period in 2005. The remainder of the increase is spread over various expense categories.

Income Taxes

Income tax expense totaled $3,546,000 and $2,397,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The effective tax rates for the 2006 and 2005 periods were approximately 37 percent and 38 percent, respectively.

Income tax expense totaled $6,525,000 for the six-month period ended June 30, 2006, compared to $4,294,000 for the same period ended June 30, 2005. These amounts resulted in the effective tax rates of approximately 37 percent for 2006 and 2005. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy

Stockholders’ equity increased to $257,780,000 due to our sale of 1,725,000 shares of common stock in May 2006, the acquisition of Neighbors Bancshares, the retention of earnings, net of dividends paid and additional stock issuances. Unrealized losses on investment securities available for sale net of taxes totaled $2,705,000 at June 30, 2006. It is management’s intention to continue paying a reasonable return on stockholders’ investment while retaining adequate earnings to allow for continued growth.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8 percent, of which 4 percent must be Tier 1 capital. Our Company’s total risk-based capital ratio was 13.08 percent at June 30, 2006. Our Company’s Tier 1 risk-based capital ratio was 11.97 percent at June 30, 2006.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3 percent for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4 percent. Our Company’s leverage ratio was 10.87 percent at June 30, 2006.

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

At June 30, 2006, each of the subsidiary banks was well-capitalized under the established guidelines.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2006, SBKC held $154,534,000 in bonds, at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $143,662,000. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans held for sale to deposits of 96.01 percent as of June 30, 2006 and 98.97 percent at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans held for sale to all funding sources at June 30, 2006 and December 31, 2005 were 88.6 percent and 87.4 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2006 and December 31, 2005, the banks had $204,465,000 and $139,928,000 in retail certificates of deposit of $100,000 or more. These larger deposits represented 12.97 percent and 10.84 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources have proven insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. SBKC’s banks supplemented deposit sources with brokered deposits. As of June 30, 2006 and December 31, 2005, the banks reported $351,843,000 or 22 percent and $242,821,000 or 18.81 percent of total deposits, respectively, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Contractual Obligations

As of June 30, 2006, we are contractually obligated under long-term agreements as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Federal Home Loan Bank Advances	$71,227,000	$9,600,000	$41,627,000	$20,000,000	$—
Subordinated Debentures	41,238,000	—	—	—	41,238,000
Operating Leases	3,007,918	601,388	1,005,412	664,113	737,005
Deferred Compensation	962,834	—	—	—	962,834

	$116,435,752	$10,201,388	$42,632,412	$20,664,113	$42,937,839

The FHLB Advances program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first- and second-mortgage loans, commercial loans and investment securities as collateral to secure available lines of credit.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of June 30, 2006 and December 31, 2005 approximated $367,081,000 and $393,805,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $9,449,000 as of June 30, 2006 and $6,716,000 as of December 31, 2005 and commitments under performance standby letters of credit of $7,155,000 and $7,261,000 for the corresponding periods and commitments under commercial letters of credit of $544,000 at June 30, 2006.

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

The management of interest rate risk is the primary goal of SBKC’s Asset/Liability Committee (ALCO). SBKC attempts to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. ALCO meets regularly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing SBKC’s interest rate sensitivity.

One of the tools management utilizes to estimate the sensitivity of net interest income to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth and loan and deposit repricing characteristics. The simulation model measures the potential change in net interest income over a twelve-month period under various interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. SBKC runs ramp scenarios that assume gradual increases and decreases of 100, 200 and 300 basis points each over the next twelve months. SBKC’s ALCO policy sets limits on the acceptable level of change resulting from each ramp scenario. As of May 31, 2006 (the last date the analysis was performed), SBKC’s simulation model indicated that a 100 and 200 basis point increase in rates over the next twelve months would cause an approximate 3.2% and 6.4% increase in net interest income, respectively. A 100 and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.3 percent and 2.6 percent decrease in net interest income, respectively. These estimated changes are well within policy limits.

PART I, ITEM 4

Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, H. Averett Walker, and the Chief Financial Officer, James R. McLemore, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3

Defaults Upon Senior Securities

None.

ITEM 4

Submission of Matters to a Vote of Security Holders

The annual shareholders meeting of the Company was held on April 25, 2006. At the annual meeting, the following matters were submitted to a vote:

(I) Proposal 001-P – Election of Directors

	For	Withheld
Frank H. Childs, Jr	11,568,229	334,579
Robert T. Mullis	11,716,282	186,526
T. Kevin Reece	11,632,397	270,411
H. Cullen Talton, Jr	11,716,756	186,052
Joe E. Timberlake, III	11,680,639	222,169

The term of directors Benjamin W. Griffith, III, Ruthie G. McMichael, Benjamin G. Porter, H. Averett Walker and Larry C. Walker continue until 2007. The term of directors Edward M. Beckham, II, Alford C. Bridges, Thad G. Childs, Jr, John W. Ramsey, Robert M. Stalnaker and Richard W. White, Jr continue until 2008.

ITEM 5

Other Information

None.

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Security’s Registration Statement on Form S-4 (File No. 333-128767), filed with the Commission on October 4, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Security’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to Security’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to Security’s Form SB-2 (File No. 333-11371), filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the Registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to registrant’s Form 10-Q/A (Commission File No. 000-23261), filed on May 22, 2006).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.9	2003 Restricted Stock Bonus Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-116592), filed with the Commission June 17, 2004).

10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s definitive proxy statement (File No. 000-23261), filed on March 25, 2004).

10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s definitive proxy Statement (File No. 000-23261), filed with the Commission on March 25, 2004).

11	Statement of Computation of Net Income Per Share.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
Chief Executive Officer
Date: August 9, 2006

/s/ James R. McLemore
James R. McLemore
Chief Financial Officer
Date: August 9, 2006

/s/ Holly L. McDowell
Holly L. McDowell
Principal Accounting Officer
Date: August 9, 2006