Form 10-Q
period 2006-09-30
SECURITY BANK CORP
filed 2006-11-09
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 9, 2006
Common Stock, $1.00 par value	19,162,844 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

ASSETS

	September 30 2006 (Unaudited)	December 31, 2005
Cash and Balances Due from Depository Institutions	$63,330	$69,380

Interest-Bearing Deposits	4,186	6,380

Federal Funds Sold	44,188	33,712

Investment Securities	203,605	144,012

Restricted Stocks, at Cost	7,400	6,974

Loans Held for Sale	8,947	5,562

Loans Receivable, Net	1,769,487	1,255,971

Premises and Equipment	41,039	29,602

Long-Lived Assets Held for Sale	—	2,410

Other Real Estate	1,867	2,394

Goodwill	131,162	74,582

Core Deposit Intangible, net	5,356	4,687

Other Assets	34,346	26,747

Total Assets	$2,314,913	$1,662,413

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30 2006 (Unaudited)	December 31, 2005
Deposits	$1,833,005	$1,291,253

Other Borrowed Money	159,807	172,141

Other Liabilities	19,828	19,714

Shareholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 25,000,000 Shares, Issued 19,181,243 and 14,406,696 Shares, Respectively	19,181	14,407
Paid-In Capital	225,153	121,480
Retained Earnings	59,912	45,570
Restricted Stock – Unearned Compensation	(174)	(223)
Accumulated Other Comprehensive Loss, Net of Tax	(1,469)	(1,599)

	302,603	179,635
Treasury Stock, 19,736 Shares, at Cost	(330)	(330)

Total Shareholders’ Equity	302,273	179,305

Total Liabilities and Shareholders’ Equity	$2,314,913	$1,662,413

The accompanying notes are an integral part of these condensed consolidated balance sheets.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended September 30		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Loans, Including Fees	$38,027	$20,063	$97,067	$51,511
Federal Funds Sold	476	137	1,166	312
Investment Securities	2,091	1,209	5,238	3,401
Other	75	35	195	108

	40,669	21,444	103,666	55,332

Interest Expense
Deposits	17,349	6,870	40,658	16,088
Federal Funds Purchased	97	48	350	222
FHLB Advances	605	530	2,366	1,475
Repurchase Agreements	226	54	526	117
Subordinated Debentures	805	322	2,348	900
Other	—	152	46	173

	19,082	7,976	46,294	18,975

Net Interest Income	21,587	13,468	57,372	36,357

Provision for Loan Losses	1,226	624	2,595	2,203

Net Interest Income After Provision for Loan Losses	20,361	12,844	54,777	34,154

Noninterest Income
Service Charges on Deposits	2,387	1,956	6,826	5,411
Mortgage Banking Income	1,231	1,333	3,915	3,499
Securities Losses	(270)	—	(270)	(6)
Other	1,638	1,121	4,349	3,602

	4,986	4,410	14,820	12,506

Noninterest Expense
Salaries and Employee Benefits	8,497	6,115	24,063	16,767
Occupancy and Equipment	1,396	985	4,151	2,737
Office Supplies and Printing	239	205	730	526
Telephone Expense	270	219	803	619
Data Processing	313	212	966	522
Marketing Expense	548	393	1,722	1,137
Other	3,169	2,127	8,492	5,743

	14,432	10,256	40,927	28,051

Income Before Income Taxes	10,915	6,998	28,670	18,609

Income Taxes	3,975	2,509	10,500	6,803

Net Income	$6,940	$4,489	$18,170	$11,806

Basic Earnings Per Share	$0.38	$0.36	$1.10	$0.97

Diluted Earnings Per Share	$0.37	$0.33	$1.08	$0.94

Dividends Per Share	$0.075	$0.065	$0.225	$0.195

Weighted Average Common Shares Outstanding	18,635,741	12,899,119	16,564,881	12,212,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$6,940	$4,489	$18,170	$11,806

Other Comprehensive Income, Net of Income Tax
Gains (Losses) on Securities Arising During the Period	1,058	(401)	(48)	(726)
Reclassification Adjustment	178	—	178	4

Unrealized Gains (Losses) on Securities	1,236	(401)	130	(722)

Comprehensive Income	$8,176	$4,088	$18,300	$11,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(IN THOUSANDS)

	Shares	Common Stock	Paid-In Capital	Retained Earnings	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2004	11,660	$11,660	$62,348	$32,715	$(75)	$353	$(330)	$106,671
Shares Issued in Connection with Contingent Payments	116	116	2,306	(60)				2,362
Stock Options Exercised	20	20	187					207
Stock Based Compensation Awards			359					359
Restricted Shares Issued	9	9	191		(200)
Amortization of Unearned Compensation					36			36
Shares Issued in Acquisition	1,121	1,121	20,875					21,996
Shares Issued in Connection with Employee Stock Purchase Plan	5	5	121					126
Unrealized Loss on Securities Available for Sale						(722)		(722)
Cash Dividends				(2,433)				(2,433)
Net Income				11,806				11,806

Balance, September 30, 2005	12,931	$12,931	$86,387	$42,028	$(239)	$(369)	$(330)	$140,408

Balance, December 31, 2005	14,407	$14,407	$121,480	$45,570	$(223)	$(1,599)	$(330)	$179,305
Shares Issued in Connection with Contingent Payments	160	160	3,514					3,674
Stock Options Exercised	17	17	186					203
Stock Based Compensation Awards			392					392
Amortization of Unearned Compensation					49			49
Shares Issued in Connection with Stock Offering	1,725	1,725	34,216					35,941
Shares Issued in Acquisitions	2,864	2,864	65,186					68,050
Shares Issued in Connection with Employee Stock Purchase Plan	8	8	179					187
Unrealized Gain on Securities Available for Sale						130		130
Cash Dividends				(3,828)				(3,828)
Net Income				18,170				18,170

Balance, September 30, 2006	19,181	$19,181	$225,153	$59,912	$(174)	$(1,469)	$(330)	$302,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
Cash Flows from Operating Activities
Net Income	$18,170	$11,806
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Stock Options	392	359
Depreciation, Amortization and Accretion	2,806	1,521
Provision for Loan Losses	2,595	2,203
Securities Losses	270	6
Loss (Gain) on Sale of Other Real Estate	67	(124)
Unrealized Loss on Other Real Estate	93	41
Gain on Sale of Premises and Equipment	(25)	—
(Gain) Loss on Sales of Loans	(39)	350
Net Change in Loans Held for Sale	(3,384)	(1,865)
Net Change in Other Assets	(2,997)	(680)
Net Change in Other Liabilities	(981)	(388)
Other, Net	1	(333)

	16,968	12,896

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	2,814	1,878
Purchase of Investment Securities Available for Sale	(55,824)	(15,001)
Sales of Investment Securities Available for Sale	7,318	182
Proceeds from Maturities and Calls of Investment Securities
Available for Sale	23,023	15,488
Held to Maturity	105	1,936
Restricted Stocks, Net	652	(325)
Loans to Customers, Net	(184,992)	(113,297)
Premises and Equipment, Net	(3,123)	(2,355)
Other Real Estate	3,515	2,873
Goodwill Resulting from Contingent Cash Payments	(1,144)	(910)
Investment in Bank Owned Life Insurance	—	(5,000)
Payment to Rivoli BanCorp Stockholders	(4,220)	—
Cash Received in Business Acquisition, Net	11,520	3,846

	(200,356)	(110,685)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	191,071	114,058
Noninterest-Bearing Customer Deposits	3,575	12,164
Dividends Paid	(3,828)	(2,433)
Federal Funds Purchased and Repurchase Agreements	(8,057)	(11,759)
Other Borrowed Money, Net	(31,277)	8,114
Proceeds from Common Stock Offering	35,941	—
Issuance of Common Stock	389	333

	187,814	120,477

Net Increase in Cash and Cash Equivalents	4,426	22,688
Cash and Cash Equivalents, Beginning	103,092	44,346

Cash and Cash Equivalents, Ending	$107,518	$67,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Accounting Policies

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries, Security Bank of Bibb County, located in Macon, Georgia; Security Bank of Houston County, located in Perry, Georgia; Security Bank of Jones County, located in Gray, Georgia; Security Bank of North Metro, located in Woodstock, Georgia; Security Bank of North Fulton (formerly Neighbors Bank) located in Alpharetta, Georgia; and Security Bank of Gwinnett County (formerly Homestead Bank) located in Suwanee, Georgia (collectively, the Banks). The financial statements of Security Bank of Bibb County include its wholly owned subsidiary, Fairfield Financial Services, Inc.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning January 1, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. As the Company presently has no servicing assets or liabilities, the adoption of this statement will likely have no impact on our financial condition, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) which established an approach that requires quantification of financial statement errors based on the effects of the error on each of the registrant’s financial statements and the related disclosures. Because SAB 108 is not an official rule of the SEC, there is no effective date. However, registrants must begin to apply the provisions of SAB 108 no later than the annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect the adoption of this bulletin to have a material impact on our financial condition, results of operations or cash flows.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Summary of Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Earnings Per Share

The following presents earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net Income Per Common Share	$0.38	$0.36	$1.10	$0.97
Weighted Average Common Shares	18,635,741	12,899,119	16,564,881	12,212,164

Diluted Earnings Per Share
Net Income Per Common Share	$0.37	$0.33	$1.08	$0.94
Weighted Average Common Shares and Common Stock Equivalents	18,971,126	13,218,030	16,900,239	12,547,715

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $22.3377 and $22.4842 and $23.8700 and $21.9421 for the three- and nine-month periods ended September 30, 2006 and 2005, respectively. The Company’s stock is quoted on the NASDAQ Global Market under the symbol SBKC.

(3) Investment Securities

Investment securities as of September 30, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government Agencies
Mortgage Backed	$123,292	$176	$(1,815)	$121,653
Other	58,061	—	(950)	57,111
State, County and Municipal	20,476	251	(110)	20,617
Other Securities	1,986	—	(1)	1,985

	$203,815	$427	$(2,876)	$201,366

Securities Held to Maturity
U.S. Government Agencies
Other	$1,994	$—	$(30)	$1,964
State, County and Municipal	245	1	—	246

	$2,239	$1	$(30)	$2,210

Unrealized holding losses of $1,469,000, net of tax, on securities available for sale have been charged to shareholders’ equity as of September 30, 2006.

PART I, ITEM 1 (CONTINUED)

Financial Information

(4) Loans Receivable, Net

Loans are comprised of the following:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Commercial	$139,861	$106,300
Real Estate-Construction	894,287	517,373
Real Estate-Other	707,336	599,367
Installment Loans to Individuals for Personal Expenditures	44,885	47,608
All Other	7,094	3,035

	1,793,463	1,273,683
Allowance for Loan Losses	(21,477)	(16,148)
Unearned Interest and Fees	(2,499)	(1,564)

	$1,769,487	$1,255,971

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

Nonaccrual loans are loans for which payments of principal and interest are considered doubtful of collection under original terms but collateral values generally equal or exceed outstanding principal and interest.

The Company principally originates residential and commercial real estate loans throughout its market area that primarily consists of the middle Georgia (Bibb, Jones and Houston counties) area and the metropolitan Atlanta area. As of September 30, 2006 and December 31, 2005, approximately 89.3% and 87.8%, respectively, of the Company’s loan portfolio was secured by real estate. These loans are well collateralized and, in management’s opinion, do not pose an unacceptable level of credit risk. The Company does make speculative loans to borrowers in that the collateral property has not been pre-sold or pre-leased. While these loans are inherently riskier due to the fact that the borrower may not be able to sell or lease the property as intended, the Company only makes these loans to established customers with a good history of prior developments. Fees and incremental direct costs associated with the loan origination process are deferred and amortized using the straight-line method as adjustments to yield over the respective loan terms.

(5) Allowance for Loan Losses

The allowance method is used in providing for losses on loans. Accordingly, all charge-offs decrease the allowance and all recoveries increase it. The provision for loan losses is based on factors, which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, economic conditions and the relationship of the allowance for loan losses to outstanding loans.

An allowance for loan losses is maintained for loans that management believes may go into default. Provisions are made for such loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that these loans are wholly or partially uncollectible, the uncollectible portion is charged off.

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Allowance for Loan Losses (Continued)

The following table presents the Company’s loan loss experience on all loans for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Balance beginning of period	$18,190	$13,264	$16,148	$10,903
Business Combinations	2,850	—	4,082	1,420

Charge-Offs	1,002	352	1,981	1,218
Recoveries	213	92	633	320

Net Charge-Offs	789	260	1,348	898

Provision for Loan Losses	1,226	624	2,595	2,203

Balance end of period	$21,477	$13,628	$21,477	$13,628

(6) Derivative Financial Instruments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitments). Rate-lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate-lock commitments as derivative assets or liabilities as of September 30, 2006 as the effects did not have a material impact on the consolidated financial statements.

(7) Deposits

Components of deposits are as follows:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Demand	$173,129	$156,698
Interest-Bearing Demand	489,657	398,472
Savings	17,797	20,786
Time, $100,000 and Over	636,915	393,943
Other Time	515,507	321,354

	$1,833,005	$1,291,253

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of September 30, 2006, the Company had $346,355,000 in brokered deposits compared to $242,821,000 at December 31, 2005.

PART I, ITEM 1 (CONTINUED)

Financial Information

(8) Other Borrowed Money

Other borrowed money is comprised of the following:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (FHLB) have maturities in varying amounts through March 23, 2011 and interest rates ranging from 3.19% to 5.92%. Residential first mortgage loans, commercial real estate loans, home equity lines of credit loans and investment securities are pledged as collateral for the FHLB advances	$80,750	$85,427

Line of credit for $2 million with Thomasville National Bank. Interest is due quarterly and is based on The Wall Street Journal prime rate. The line is secured by 100 shares of stock of Security Bank of North Metro	—	1,600

Trust Preferred Securities have an original maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2006, the securities had interest rates ranging from 6.45% to 8.86%	41,238	41,238

Federal Funds Purchased	18,157	28,657
Securities Sold Under Agreement to Repurchase	19,662	15,219

Total Other Borrowed Money	$159,807	$172,141

Maturities of FHLB advances for each of the ensuing years are as follows:

Years	Amount
(Dollars in Thousands)
2006	$2,600
2007	10,150
2008	53,000
2009	—
2010	10,000
Thereafter	5,000

$80,750

The interest income received from the Company’s trusts totaled approximately $71,000 and $27,000 for the nine months ended September 30, 2006 and 2005, respectively. The interest expense paid to the trusts totaled approximately $2,348,000 and $900,000 for the nine months ended September 30, 2006 and 2005, respectively.

(9) Stock Compensation Plans

In 1999, the board of directors of Security Bank Corporation adopted an incentive stock option plan that authorizes 250,000 shares to be granted to certain officers and key employees. Those officers and key employees are granted the right to purchase shares of common stock at a price representing the market value of the stock at the date of the option grant. In May 1999, 147,000 options were granted at the price of $9.25 per share and an additional 20,000 options were granted at $8.97 per share in September 1999. An additional 51,000 options were granted at $6.50 per share in August 2000 under this same plan. Option holders may exercise in accordance with a vesting schedule beginning with 20% the first year and increasing 20% each year thereafter such that 100% of granted options may be exercised by the end of the fifth year. There were 121,000 options outstanding at September 30 2006, all of which are eligible to be exercised.

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stock Compensation Plans (Continued)

During the first quarter of 2002, the board of directors of Security Bank Corporation adopted a performance-based incentive stock option plan. Under this plan, 210,000 options were granted in May 2002 at $9.75 per share, 15,000 were granted at $11.40 in November 2002, an additional 10,000 options were granted at $11.75 in December 2002 and an additional 7,000 options were granted at $16.50 in August 2003. The nonforfeitable provisions for these options are two-tiered. Options in the first tier are nonforfeitable over three years based on a 12% increase in earnings per share over the base year diluted earnings per share of $0.52 each year. If the maximum diluted earnings per share of $0.72 is reached during the three-year period, the nonforfeitable shares are doubled. One-third of the nonforfeitable options in the first tier vest on each anniversary of the stock option agreements. Under the second tier, additional shares shall become nonforfeitable for two executive officers based on the same requirements except the diluted earnings per share must increase 15% a year to a maximum of $0.78 during the three-year period. The nonforfeitable options under the second tier vest on each anniversary of the stock option agreements through the tenth anniversary of the agreement. The first year of nonforfeiture for this plan is based on the Company’s performance for 2001. At September 30, 2006, there were 204,500 options outstanding, 145,550 of which are eligible to be exercised.

During the second quarter of 2004, the board of directors of Security Bank Corporation adopted another performance-based incentive stock option plan, which calls for adjustments to earnings per share based on the impact of the 2004 common stock offering. Under this plan, 436,000 options were granted in May 2004 at $15.71 per share. The nonforfeitable provisions for these options are two-tiered. Options in the first-tier are nonforfeitable over three years based on a 12% increase in adjusted earnings per share over the base year diluted earnings of $0.96. If the maximum adjusted diluted earnings per share of $1.35 is reached during the three-year period, the nonforfeitable shares are doubled. Under the second tier, additional shares shall become nonforfeitable for three executive officers based on the same requirements except the adjusted diluted earnings per share must increase 15% a year to a maximum of $1.46 during the three-year period. The first year of nonforfeiture for this plan is based on the Company’s performance of 2004. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements. At September 30, 2006, there were 433,000 options outstanding, 142,319 of which are eligible to be exercised.

In June 2005, the Company granted 15,000 options at $20.09 per share under the incentive stock plan adopted in 2004. The nonforfeitable provisions for these options are in the first-tier, and are nonforfeitable over three years based on a 12% increase in earnings per share over the diluted earnings per share of $1.07 for the fiscal year ended December 31, 2004. The first year of nonforfeiture for this grant is based on the Company’s performance of 2005. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements. There were 15,000 options outstanding at September 30,2006, 5,010 of which were eligible to be exercised.

In March 2006, the Company granted 13,000 options at $22.75 per share under the incentive stock plan adopted in 2004. The nonforfeitable provisions for these options are in the first-tier, and are nonforfeitable over three years based on a 12% increase in earnings per share over the diluted earnings per share of $1.27 for the fiscal year ended December 31, 2005. The first year of nonforfeiture for this grant is based on the Company’s performance of 2006. One-third of the nonforfeitable options vest on each anniversary of the stock option agreements. There were 13,000 options outstanding at September 30,2006, none of which were eligible to be exercised.

A summary of option transactions for the nine months ended September 30, 2006 follows:

Incentive Stock Options
Outstanding, December 31, 2005	796,000
Granted	13,000
Forfeited	5,445
Exercised	17,055

Outstanding, September 30, 2006	786,500

Eligible to be Exercised, September 30, 2006	413,879

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Stock Compensation Plans (Continued)

In 2004, shareholders of Security Bank Corporation approved the Company’s Employee Stock Purchase Plan. One hundred thousand shares have been reserved for issuance under this plan. Through payroll deductions, eligible employees may specify withholdings of a minimum of $10 and maximum of $300 per payroll period. The purchase price of shares under this plan is 85 percent of the fair market value of the stock on the first day of the offer period. The fair market value of the stock will reset on the first day of each subsequent quarter during the offer period.

(10) Regulatory Capital Matters

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%.

The Company’s actual ratios as of September 30, 2006 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Security Bank Corporation (Consolidated)	10.59%	11.68%	10.29%
Security Bank of Bibb County	9.28	10.34	8.84
Security Bank of Houston County	9.44	10.61	8.04
Security Bank of Jones County	11.76	13.01	9.19
Security Bank of North Metro	9.76	10.89	8.59
Security Bank of North Fulton	9.62	10.58	10.20
Security Bank of Gwinnett County	9.54	10.55	9.91

(11) Noncash Investing Activities

Noncash investing activities for the nine months ended September 30 are as follows:

	2006	2005
Acquisition of Real Estate through Loan Foreclosure	$3,148,000	$2,649,000

Unrealized (gain) loss on investment securities	$(726,000)	$1,101,000

(12) Acquisition of Assets

On July 31, 2000, Security Bank of Bibb County purchased the assets of Group Financial Southeast (dba Fairfield Financial) in a business combination accounted for as a purchase. The assets were placed in a newly formed subsidiary of Security Bank of Bibb County incorporated as Fairfield Financial Services, Inc. The Asset Purchase Agreement provides for additional contingent payments of purchase price for years ended 2001-2005 based on the earnings of Fairfield Financial Services, Inc. The additional payments are payable in cash and stock. Cash payments for 2005 equated to 20% of Fairfield Financial Services, Inc.’s earnings for the year. Stock payments for 2005 were based on 80% of 2005 earnings utilizing a specific formula for determining number of shares. All additional payments of cash and stock have been charged to goodwill. The contingent payment made in 2006 as a result of 2005 earnings is a combination of cash and stock totaling approximately $4,818,000.

On May 31, 2005, the Company acquired SouthBank, a community bank located in Woodstock, Georgia. The shareholders of SouthBank received $9,659,994 in cash and 1,121,372 common shares of the Company’s common stock. The excess of the purchase price over book value has been allocated to goodwill and the fair value of core deposit intangibles. The Company amortized $117,212 and $52,094 of the core deposit intangibles during the nine months ended September 30, 2006 and 2005, respectively.

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Acquisition of Assets (Continued)

On December 31, 2005, the Company acquired Rivoli BanCorp, Inc., the parent of Rivoli Bank & Trust. Rivoli BanCorp was a community bank holding company located in Macon, Georgia. The shareholders of Rivoli BanCorp received $4,220,026 in cash and 1,472,995 shares of the Company’s common stock in a business combination accounted for as a purchase. In January 2006, Rivoli Bank was merged into Security Bank of Bibb County. The excess of the purchase price over book value has been allocated to goodwill, the fair value of premises and equipment and core deposit intangibles. The Company amortized $19,300 of the premises and equipment premium and $350,416 of the core deposit intangibles during the nine months ended September 30, 2006.

On March 31, 2006, the Company completed its acquisition of Neighbors Bancshares, Inc., the parent company of Neighbors Bank, a community bank located in Alpharetta, Georgia. The shareholders of Neighbors Bancshares received $1,592,039 in cash and 1,233,404 shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $45,095 of the core deposit intangibles during the nine months ended September 30, 2006.

On July 31, 2006, the Company completed its acquisition of Homestead Bank, a community bank located in Suwanee, Georgia. Homestead Bank’s shareholders received $10,676,900 in cash and 1,631,560 shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $16,335 of the core deposit intangibles during the nine months ended September 30, 2006.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	Homestead	Neighbors	Rivoli	SouthBank
Cash, Due from Bank and Federal Funds Sold	$15,659,400	$9,555,848	$9,255,842	$12,677,273
Investment Securities	29,671,163	5,209,362	24,323,276	14,051,844
Loans, Net	233,179,868	101,048,365	161,764,935	107,837,573
Premises and Equipment	2,786,537	5,168,924	8,005,934	2,902,522
Core Deposit Intangible	686,071	640,257	3,270,550	1,093,981
Goodwill Arising in the Acquisition	28,145,685	23,427,097	25,738,728	17,283,373
Other Assets	1,190,870	2,655,346	2,713,519	1,061,923
Deposits	(236,284,136)	(110,821,970)	(148,480,435)	(118,110,954)
Other Liabilities	(27,067,731)	(2,313,913)	(47,154,533)	(7,779,602)

	$47,967,727	$34,569,316	$39,437,816	$31,017,933

Following are proforma amounts assuming that the acquisitions were made on January 1, 2005:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Interest Income	$116,412	$81,363	$42,297	$30,076

Net Income	17,685	14,489	7,261	5,468

Earnings Per Share
Basic	$0.97	$0.85	$0.37	$0.32
Diluted	$0.95	$0.84	$0.37	$0.32

(13) Stock Split

In May 2005, the Company’s board of directors approved a two-for-one split of the Company’s common stock, payable on May 27, 2005 in the form of a 100% stock dividend to shareholders of record on May 16, 2005. All share and per share amounts have been adjusted for the stock split.

PART I, ITEM 1 (CONTINUED)

Financial Information

(14) Restricted Stock-Unearned Compensation

In 2003, the board of directors of Security Bank Corporation adopted a restricted stock grant plan, which awards certain executive officers common shares of the Company. The maximum number of shares that may be subject to restricted stock awards is 10,000. During 2003, all 10,000 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of shareholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the five-year restriction period. During the nine months ended September 30, 2006, 1,920 shares vested. As of September 30, 2006, a total of 5,840 shares were vested.

In May 2005, 9,156 shares were issued in connection with the SouthBank acquisition. The shares are recorded at fair market value (on the date granted) as a separate component of shareholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over the five-year restriction period. During the nine months ended September 30, 2006, 1,831 shares vested.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and Subsidiaries (SBKC’s) financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2006 and 2005. The historical financial statements of SBKC are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this report.

Overview

SBKC is a Georgia corporation that was formed to act as a bank holding company for Security Bank of Bibb County (formerly Security National Bank) (SB-Bibb) under the federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. SBKC was incorporated on February 10, 1994 at the instruction of management of SB-Bibb. At a special meeting of the shareholders of SB-Bibb on August 2, 1994, the shareholders of SB-Bibb voted in favor of a plan reorganization and agreement of merger pursuant to which SB-Bibb became a wholly owned subsidiary of SBKC. The reorganization was effective on June 30, 1994, as a result of which the shares of common stock of SB-Bibb then issued and outstanding were converted into shares of the common stock of SBKC. SB-Bibb has operated as a wholly owned subsidiary of SBKC since that time, although the functions and business of SB-Bibb, its board of directors, staff and physical office locations underwent no changes as a result of the reorganization. Since SBKC’s reorganization, we have acquired five additional subsidiary banks.

Substantially all of our business is conducted through our six subsidiary banks:

•	Security Bank of Bibb County – A state-chartered bank with $1.05 billion in assets that engages in the commercial banking business primarily in Bibb County, Georgia. Security Bank of Bibb County commenced operations on November 4, 1988. The bank operates several banking offices around Macon and Griffin, Georgia and on the southeastern coast of Georgia. On December 31, 2005, the Company acquired Rivoli Bank and Trust, which was merged into Security Bank of Bibb County. In addition, Security Bank of Bibb County is the direct parent company of Fairfield Financial Services, Inc., which is further described below.

•	Security Bank of Houston County – A state-chartered bank with $281.7 million in assets that engages in the commercial banking business in Houston County, Georgia. The bank operates one full-service banking office in Perry, Georgia and four full-service banking offices in Warner Robins, Georgia.

•	Security Bank of Jones County – A state-chartered bank with $312.2 million in assets that engages in the commercial banking business in Jones County, Georgia. The bank operates one full-service banking office in Gray, Georgia.

•	Security Bank of North Metro – A state-chartered bank with $209.1 million in assets that engages in the commercial banking business in the northern metropolitan area of Atlanta, Georgia. The bank operates one full-service banking office in Woodstock, Georgia and loan production offices in Hiram and Cumming, Georgia. Our ownership of Security Bank of North Metro resulted from our May 2005 acquisition of SouthBank.

•	Security Bank of North Fulton – A state-chartered bank with $172.7 million in assets that engages in the commercial banking business in Fulton County, Georgia. The bank operates one full-service banking office in Alpharetta, Georgia. Our ownership of Security Bank of North Fulton resulted from our March 2006 acquisition of Neighbors Bancshares, Inc.

•	Security Bank of Gwinnett County – A state-chartered bank with $306.3 million in assets that engages in the commercial banking business in Gwinnett County, Georgia. The bank operates one full-service banking office in Suwanee, Georgia. Our ownership of Security Bank of Gwinnett County resulted from our July 2006 acquisition of Homestead Bank.

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

Fairfield Financial Services, Inc. - We also operate Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. Fairfield Financial is a traditional residential mortgage originator and interim real estate development lender with a number of production locations throughout Georgia. During the nine months ended September 30, 2006, Fairfield Financial closed over $151,632,000 in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia.

As of September 30, 2006, SBKC had 495 employees on a full-time equivalent basis.

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

Financial Condition

At September 30, 2006, total assets were $2.32 billion compared to $1.66 billion at December 31, 2005. Excluding acquisitions, total assets increased $173,445,000 or 10.4%. The increase in total assets compared to December 31, 2005 are primarily due to increases in loan volumes, mainly in real estate–construction and real estate-mortgage loans, and increases in federal funds sold and investment securities.

Cash and Cash Equivalents

Cash and due from banks decreased by approximately $6,050,000 or 8.7% to $63,330,000 at September 30, 2006 from $69,380,000 at December 31, 2005. Federal funds sold increased by $10,476,000 to $44,188,000 at September 30, 2006 from $33,712,000 at December 31, 2005. The overall increase in cash and cash equivalents of approximately $4,426,000 is primarily attributable to our acquisitions during 2006.

Investment Securities

Investment securities have increased by $59,593,000 or 41% since December 31, 2005 when investment securities totaled $144,012,000. Excluding our acquisitions, investment securities increased $22,378,000 or 15.5%. As of September 30, 2006, investment securities were $203,605,000. Our Company’s investment in securities is largely comprised of mortgage- backed securities.

Goodwill

Goodwill increased by $56,580,000 or 76% to $131,162,000 since December 31, 2005 when goodwill totaled $74,582,000. The increase is attributable to the goodwill associated with the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Loans Receivable, Net and Loans Held For Sale

Loans receivable, net were $1.77 billion at September 30, 2006, an increase of $513,516,000 or 41% (55% on an annualized basis) from $1.26 billion at December 31, 2005. Excluding our acquisitions, loans receivable increased $146,401,000 or 11.7% (15.5% on an annualized basis). Our Company continues to experience robust growth in its loan portfolio, particularly in real estate-construction and real estate-mortgage loans. Loans held for sale increased by $3,385,000 or 61% from $5,562,000 at December 31, 2005 to $8,947,000 at September 30, 2006, primarily as a result of an increase in the number of loans and the timing of loan shipments and payments.

Nonperforming Assets

Nonperforming assets were $18,813,000 or 0.81% of total assets at September 30, 2006 compared to $9,391,000 or 0.56% of total assets at December 31, 2005. Nonperforming loans increased by $9,949,000 or 142% to $16,946,000 at September 30, 2006. The increase in nonperforming loans is primarily attributable to two residential development loans and one commercial lending relationship. The residential development loans total approximately $7,200,000 and are collateralized by residential developments near Hilton Head, South Carolina and in Cashiers, North Carolina. The commercial lending relationship has outstanding loans of approximately $1,900,000 and is collateralized by a business and real estate. Presently, the Company does not anticipate that it will incur a loss on any of these loans and does not believe that this increase in nonperforming loans is indicative of a trend. Other real estate owned at September 30, 2006, of $1,867,000 represented a decrease of $527,000 or 22% since December 31, 2005.

The components of nonperforming assets are as follows:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Nonaccrual Loans	$16,946	$6,997
Loans Past Due 90 Days or More and Still Accruing Interest	—	—
Restructured Loans not Included in the Above	—	—

Total Nonperforming Loans	16,946	6,997

Other Real Estate Owned	1,867	2,394

Total Nonperforming Assets	$18,813	$9,391

Deposits

Total deposits increased $541,752,000 or 42% (56% on an annualized basis) from $1.29 billion at December 31, 2005 to $1.83 billion at September 30, 2006. Approximately $359,927,000 of the increase resulted from our acquisitions during the period. The increase is also related to an increase of $103,534,000 in brokered certificates of deposit and an increase of $31,816,000 in retail certificates of deposit less than $100,000. Further discussion of our Company’s use of brokered and wholesale certificates of deposit is included in the Liquidity and Capital Adequacy section of this discussion.

Other Borrowed Money

Other borrowed money totaled $159,807,000 as of September 30, 2006, a decrease of 7.2% (9.6% on an annualized basis) since December 31, 2005 when borrowed money totaled $172,141,000. Borrowings from the FHLB amounted to $80,750,000 or 51% of total borrowed money as of September 30, 2006. Borrowings are typically used to fund loan requests. Federal funds purchased decreased by $10,500,000 as a result of the increase in deposits discussed above. Subordinated debentures were unchanged at September 30, 2006 with a balance of $41,238,000.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Equity

At September 30, 2006, total equity was $302,273,000 or 13.05% of total assets compared to $179,305,000 or 10.79% of total assets as of December 31, 2005. Total equity increased by $122,968,000 primarily as a result of the May 2006 offering of 1,725,000 shares of common stock, which raised approximately $35,941,000 in additional capital and the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank, which resulted in additional capital of approximately $68,050,000. The remaining increase is due to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Net income for the three- and nine-month periods ended September 30, 2006 was $6,940,000 or $0.37 diluted earnings per share and $18,170,000 or $1.08 diluted earnings per share, respectively, compared to $4,489,000 or $0.33 and $11,806,000 or $0.94 in the same periods of the preceding year. The increase in net income for the three- and nine-month periods ended September 30, 2006 is primarily attributable to an increase in our interest income, resulting from a significant increase in average loans compared to the same periods in 2005. The increase in average loans is largely attributable to loans purchased in connection with our acquisitions.

Net Interest Income

The net interest margin of the Company was 4.51% for the nine-month period ended September 30, 2006 compared to 4.43% for the same nine-month period of the preceding year. Our Company has been successful in maintaining its margins despite the downward pressure on margins in the industry as a whole. Our success is attributable to our aggressive marketing strategy with respect to low cost core deposits. Total interest income increased to $103,666,000 for the nine-month period ended September 30, 2006, from $55,332,000 during the comparable prior year period. The increase is the result of growth in the Company’s loan portfolio and an increase in the yield from interest-earning assets of 139 basis points compared to the nine-month period ended September 30, 2005.

Total interest expense increased to $46,294,000 for the nine months ended September 30, 2006 from $18,975,000 for the nine-month period ended September 30, 2005. The increase in interest expense is primarily a result of a 146 basis point increase in the cost of interest-bearing liabilities compared to the nine-month period ended September 30, 2005.

Net interest income for the three-months ended September 30, 2006 was $21,587,000, an increase of 60% over the same quarter in 2005. The increase resulted primarily from an increase in the volume of average interest earning assets (59%) and interest bearing liabilities (60%) for the third quarter of 2006 over the same quarter in 2005. The net interest margin, net interest income divided by average earning assets, was 4.47 % and 4.43% for the 2006 and 2005 quarters, respectively.

Total interest income increased to $40,669,000 for the three-month period ended September 30, 2006, compared to $21,444,000 for the same period in 2005. The increase results from a 59% increase in earning assets, primarily loans receivable, and a 144 basis point increase in yield on loans receivable.

Total interest expense increased to $19,082,000 for the three-month period ended September 30, 2006, compared to $7,976,000 for the same period in 2005. The increase results from the increase of 60% in interest-bearing liabilities and a 150 basis point increase in the cost of those liabilities.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the nine-month periods ended September 30:

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,510,230	$96,714	8.56%	$965,567	$51,238	7.09%
Loans Held for Sale	6,748	352	6.97	6,706	273	5.44

Total Loans	1,516,978	97,066	8.55	972,273	51,511	7.08

Investment Securities
Taxable	139,397	4,947	4.74	100,794	2,932	3.89
Tax-Exempt, Tax Equivalent Basis	19,855	600	4.04	14,696	711	6.47

Total Investment Securities	159,252	5,547	4.66	115,490	3,643	4.22

Interest-Bearing Deposits in Other Banks	3,052	124	5.43	3,023	81	3.58

Federal Funds Sold	31,034	1,166	5.02	12,930	312	3.23

Other Interest-Earning Assets	1,238	71	7.67	557	27	6.48

Total Interest-Earning Assets	1,711,554	103,974	8.12	1,104,273	55,574	6.73

Noninterest-Earning Assets
Cash	50,880			31,036
Allowance for Loan Losses	(18,180)			(12,186)
Other Assets	169,917			75,001

Total Noninterest-Earning Assets	202,617			93,851

Total Assets	$1,914,171			$1,198,124

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$435,750	$10,016	3.07	$246,289	$2,844	1.54
Time Deposits	928,040	30,641	4.41	607,133	13,244	2.92

Total Interest-Bearing Deposits	1,363,790	40,657	3.99	853,422	16,088	2.52

Other Interest-Bearing Liabilities
Debt	68,310	2,413	4.72	64,057	1,647	3.44
Subordinated Debentures	41,238	2,348	7.61	18,557	900	6.48
Funds Purchased and Securities
Under Agreement to Repurchase	24,630	876	4.76	15,138	340	3.00

Total Other Interest-Bearing Liabilities	134,178	5,637	5.62	97,752	2,887	3.95

Total Interest-Bearing Liabilities	1,497,968	46,294	4.13	951,174	18,975	2.67

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand Deposits	164,909			115,876
Other Liabilities	16,935			9,480
Shareholders’ Equity	234,359			121,594

Total Noninterest-Bearing Liabilities and Shareholders’ Equity	416,203			246,950

Total Liabilities and Shareholders’ Equity	$1,914,171			$1,198,124

Interest Rate Spread			3.99%			4.06%

Net Interest Income, Tax Equivalent Basis		$57,680			$36,599

Net Interest Margin			4.51%			4.43%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

	Changes From 2005 to 2006 (1)
	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income

Loans, Net	$28,938	$16,617	$45,555

Investment Securities
Taxable	1,126	889	2,015
Tax-Exempt	250	(361)	(111)

Total Investment Securities	1,376	528	1,904

Interest-Bearing Deposits in Other Banks	1	42	43

Funds Sold	438	416	854

Other Interest-Earning Assets	33	11	44

Total Interest Income	30,786	17,614	48,400

Interest Expense
Interest-Bearing Demand and Savings Deposits	2,194	4,978	7,172

Time Deposits	7,019	10,378	17,397

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	214	322	536

Subordinated Debentures	1,103	345	1,448

Other Debt	110	656	766

Total Interest Expense	10,640	16,679	27,319

Net Interest Income	$20,146	$935	$21,081

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table represents the effective yields and costs of funds for the three-month periods ended September 30:

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,697,108	$37,901	8.86%	$1,064,766	$19,951	7.43%
Loans Held for Sale	7,015	127	7.18	8,769	112	5.07

Total Loans	1,704,123	38,028	8.85	1,073,535	20,063	7.41

Investment Securities
Taxable	163,336	1,990	4.83	108,843	1,056	3.85
Tax-Exempt, Tax Equivalent Basis	19,955	208	4.14	14,159	232	6.50

Total Investment Securities	183,291	2,198	4.76	123,002	1,288	4.15

Interest-Bearing Deposits in Other Banks	3,481	50	5.70	1,110	25	8.94

Federal Funds Sold	34,594	476	5.46	15,660	137	3.47

Other Interest-Earning Assets	1,238	24	7.69	557	10	7.12

Total Interest-Earning Assets	1,926,727	40,776	8.40	1,213,864	21,523	7.03

Noninterest-Earning Assets
Cash	55,390			33,396
Allowance for Loan Losses	(20,184)			(13,453)
Other Assets	195,364			92,783

Total Noninterest-Earning Assets	230,570			112,726

Total Assets	$2,157,297			$1,326,590

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$486,099	$4,302	3.51	$278,980	$1,347	1.92
Other Time	1,080,456	13,047	4.79	673,889	5,523	3.25

Total Interest-Bearing Deposits	1,566,555	17,349	4.39	952,869	6,870	2.86

Other Interest-Bearing Liabilities
Debt	48,689	606	4.94	71,045	681	3.80
Subordinated Debentures	41,238	804	7.74	18,557	322	6.88
Funds Purchased and Securities
Under Agreement to Repurchase	26,036	323	4.92	12,223	103	3.34

Total Other Interest-Bearing Liabilities	115,963	1,733	5.93	101,825	1,106	4.31

Total Interest-Bearing Liabilities	1,682,518	19,082	4.50	1,054,694	7,976	3.00

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand Deposits	172,393			122,600
Other Liabilities	18,449			11,050
Shareholders’ Equity	283,937			138,246

Total Noninterest-Bearing Liabilities and Shareholders’ Equity	474,779			271,896

Total Liabilities and Shareholders’ Equity	$2,157,297			$1,326,590

Interest Rate Spread			3.90%			4.03%

Net Interest Income		$21,694			$13,547

Net Interest Margin			4.47%			4.43%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

	Changes From 2005 to 2006 (1)
	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$11,689	$6,276	$17,965

Investment Securities
Taxable	524	410	934
Tax-Exempt	94	(118)	(24)

Total Investment Securities	618	292	910

Interest-Bearing Deposits in Other Banks	53	(28)	25

Funds Sold	164	175	339

Other Interest-Earning Assets	12	2	14

Total Interest Income	12,536	6,717	19,253

Interest Expense
Interest-Bearing Demand and Savings Deposits	992	1,963	2,955

Time Deposits	3,305	4,219	7,524

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	115	105	220

Subordinated Debentures	390	92	482

Other Debt	(213)	138	(75)

Total Interest Expense	4,589	6,517	11,106

Net Interest Income	$7,947	$200	$8,147

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The following table presents the Company’s loan loss experience on all loans for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Balance beginning of period	$18,190	$13,264	$16,148	$10,903

Business Combination, Homestead Bank	2,850	—	2,850	—

Business Combination, Neighbors Bancshares	—	—	1,232	—

Business Combination, SouthBank	—	—	—	1,420

Charge-Offs
Commercial, Financial and Agricultural	180	171	462	471
Real Estate – Mortgage	514	79	636	277
Consumer	308	102	883	470

	1,002	352	1,981	1,218

Recoveries
Commercial, Financial and Agricultural	40	12	110	63
Real Estate – Mortgage	3	7	45	16
Consumer	170	73	478	241

	213	92	633	320

Net Charge-Offs	789	260	1,348	898

Provision for Loan Losses	1,226	624	2,595	2,203

Balance end of period	$21,477	$13,628	$21,477	$13,628

The Company incurred net charge-offs of $789,000 and $1,348,000 and $260,000 and $898,000 during the three-and nine-month periods ended September 30, 2006 and 2005, respectively. Amounts of net charge-offs in recent years are reasonable by industry standards and are below peer group institutions of similar size. The allowance for loan losses on September 30, 2006 stood at 1.20% of outstanding net loans compared to 1.26% at December 31,2005. The decrease is due largely to the strong loan growth during the period.

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest Income and Expense (Continued)

Noninterest income for the three-months ended September 30, 2006 totaled $4,986,000 compared to $4,410,000 for the prior year period. Service charges on deposits increased by 22% due to the growth in deposits, which was due in large part to our acquisitions.

Noninterest expenses increased by 41% to $14,432,000 for the third quarter of 2006. The increase is primarily attributable to our acquisitions as seen in additional salaries and employee benefits (up 39%), occupancy and equipment (up 42%) and other noninterest expenses (up 44%).

Noninterest income for the nine months ended September 30, 2006 totaled $14,820,000 compared to $12,506,000 for the comparable prior period. Mortgage banking income for the nine-months ended September 30, 2006 totaled $3,915,000 compared to $3,499,000 for the comparable prior period. This change was primarily due to an increase in loan production related to the addition of personnel. Service charges on deposits increased 26% for the nine-month period ended September 30, 2006 compared to the prior period ended September 30, 2005. The increase is directly related to the increase in deposits since the third quarter of 2005 (primarily related to our acquisitions) and is primarily in fees generated from our courtesy overdraft product for protection from bounced checks.

Noninterest expenses increased $12,876,000 or 46% for the nine months ended September 30, 2006 over the same period in 2005. The primary driver of this increase was the increase in salaries and employee benefits of $7,296,000 resulting from the additional employees from our acquisitions and organic growth experienced by the Company since the third quarter of 2005. The increase is also attributable to an increase in occupancy and equipment of approximately $1,414,000 resulting from the addition of properties in connection with acquisitions. In addition, the Company’s amortization of acquisition-related intangible assets increased approximately $490,000 from the same period in 2005. The remainder of the increase is spread over various expense categories.

Income Taxes

Income tax expense totaled $3,975,000 and $2,509,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The effective tax rates for the 2006 and 2005 periods were approximately 36%.

Income tax expense totaled $10,500,000 for the nine-month period ended September 30, 2006, compared to $6,803,000 for the same period ended September 30, 2005. These amounts resulted in the effective tax rates of approximately 37% for 2006 and 2005. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Liquidity and Capital Adequacy

Shareholders’ equity increased to $302,273,000 due to our sale of 1,725,000 shares of common stock in May 2006, the acquisitions of Neighbors Bancshares and Homestead Bank, the retention of earnings, net of dividends paid and additional stock issuances. Unrealized losses on investment securities available for sale net of taxes totaled $1,469,000 at September 30, 2006.

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our Company’s total risk-based capital ratio was 11.68% at September 30, 2006. Our Company’s Tier 1 risk-based capital ratio was 10.59% at September 30, 2006.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our Company’s leverage ratio was 10.29% at September 30, 2006.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established minimum capital requirements for all depository institutions and established five capital tiers: “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive.

At September 30, 2006, each of the subsidiary banks met the capital requirements to be “well capitalized”.

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

Our Company’s Asset Liability Committee (ALCO) meets on a weekly basis to monitor liquidity, funding, interest rate risk and other asset-liability management related issues. In addition, management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area. Internal policies monitor the use of various core and non-core funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks.

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2006, SBKC held $201,366,000 in bonds, at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $143,662,000. Only marketable investment grade bonds are purchased. Although approximately 40% of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it serves as a proxy for SBKC’s liquidity posture. SBKC had ratios of loans and loans held for sale to deposits of 98.19% as of September 30, 2006 and 98.97% at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans and loans held for sale to all funding sources (including subordinated debentures) at September 30, 2006 and December 31, 2005 were 90.41% and 87.42%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in SBKC’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2006 and December 31, 2005, the banks had $286,432,000 and $139,928,000 in retail certificates of deposit of $100,000 or more. These larger deposits represented 15.63% and 10.84% of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Liquidity and Capital Adequacy (Continued)

Local market deposit sources have proven insufficient to fund the strong loan growth trends at the Fairfield Financial subsidiary over the past several years. As a result, the Company’s banks supplemented local deposit sources with brokered deposits, which provide funds in a relatively short period of time. As of September 30, 2006 and December 31, 2005, the banks reported $346,355,000 or 18.90% and $242,821,000 or 18.81% of total deposits, respectively, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, SBKC and its subsidiaries have established multiple borrowing sources to augment their funds management. SBKC has a line of credit with the Bankers Bank, from which it cannot borrow more than $4,000,000 without prior approval from the Federal Reserve Bank of Atlanta. Borrowing capacity also exists through the membership of the Federal Home Loan Bank program. The banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of September 30, 2006 and December 31, 2005 approximated $480,247,000 and $393,805,000, respectively.

Standby letters of credit are conditional commitments issued by our Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. Our Company has commitments under financial standby letters of credit of $9,059,000 as of September 30, 2006 and $6,716,000 as of December 31, 2005 and commitments under performance standby letters of credit of $9,688,000 and $7,261,000 for the corresponding periods and commitments under commercial letters of credit of $559,000 at September 30, 2006.

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

Goodwill

Goodwill and intangible assets deemed to have indefinite lives are subject to impairment tests. Other intangible assets, primarily core deposits, are amortized over their estimated useful lives. Annually, the required impairment testing of goodwill is performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

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

One of the tools management utilizes to estimate the sensitivity of net interest income to changes in interest rates is an interest rate simulation model. Such estimates are based upon a number of assumptions for various scenarios, including the level of balance sheet growth and loan and deposit repricing characteristics. The simulation model measures the potential change in net interest income over a twelve-month period under various interest rate scenarios. The first scenario assumes rates remain flat (“flat rate scenario”) over the next twelve months and is the scenario that all others are compared to in order to measure the change in net interest income. The second scenario is a most likely scenario that projects the most likely change in rates over the next twelve months based on the slope of the yield curve. SBKC runs ramp scenarios that assume gradual increases and decreases of 100, 200 and 300 basis points each over the next twelve months. SBKC’s ALCO policy sets limits on the acceptable level of change resulting from each ramp scenario. As of August 31, 2006 (the last date the analysis was performed), SBKC’s simulation model indicated that a 100 and 200 basis point increase in rates over the next twelve months would cause an approximate 2.9% and 5.9% increase in net interest income, respectively. A 100 and a 200 basis point decrease in rates over the next twelve months would cause an approximate 1.6% and 3.2% decrease in net interest income, respectively. These estimated changes are well within policy limits.

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

Defaults Upon Senior Securities

None.

ITEM 4

Submission of Matters to a Vote of Security Holders

None.

ITEM 5

Other Information

None.

PART II (CONTINUED)

Other Information

ITEM 6 EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Security’s Registration Statement on Form S-4 (File No. 333-128767), filed with the Commission on October 4, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Security’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to Security’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to Security’s Form SB-2 (File No. 333-11371), filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the Registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the Registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to registrant’s Form 10-Q/A (Commission File No. 000-23261), filed on May 22, 2006).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to SBKC’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.9	2003 Restricted Stock Bonus Plan (incorporated by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-116592), filed with the Commission June 17, 2004).

10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s definitive proxy statement (File No. 000-23261), filed on March 25, 2004).

10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s definitive proxy Statement (File No. 000-23261), filed with the Commission on March 25, 2004).

11	Statement of Computation of Earnings Per Share.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
Chief Executive Officer
Date: November 9, 2006

/s/ James R. McLemore
James R. McLemore
Chief Financial Officer
Date: November 9, 2006

/s/ Holly L. McDowell
Holly L. McDowell
Principal Accounting Officer
Date: November 9, 2006