Form 10-K
period 2006-12-31
SECURITY BANK CORP
filed 2007-03-15
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-23261

SECURITY BANK CORPORATION

(Exact Name of Registrant Specified in Its Charter)

Georgia	58-2107916
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4219 Forsyth Road Macon, Georgia	31210
(Address of Principal Executive Offices)	(Zip Code)

(478) 722-6200

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2006: $354,696,058 based on stock price of $22.27 as reported on the Nasdaq Global Select Market.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,167,732 shares of $1.00 par value common stock as of February 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statement Disclosure

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “believe,”

“continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “potential,” “predict,” “project,” “seek,” “should,” “will” and other similar words and expressions of future intent.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to:

•	our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•	our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

•	our ability to expand into new markets;

•

possible changes in the quality or composition of our loans or investment portfolios, including adverse developments in borrowers’ industries or in the repayment ability of individual borrowers or issuers;

•	our ability to keep pace with technological changes;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

•	the cost and other effects of material contingencies;

•

further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, credit unions and finance companies, may increase competitive pressures and affect our ability to preserve our customer relationships and margins;

•

possible changes in general economic and business conditions in the United States in general and in the larger region and communities we serve in particular may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, or a reduced demand for credit, thereby reducing earning assets;

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty; and

•	possible changes in trade, monetary and fiscal policies, laws and regulations and other activities of governments, agencies and similar organizations, including changes in accounting standards.

The cautionary statements in this Annual Report on Form 10-K also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Unless indicated otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County (collectively, the “Banks”).

Part I

Item 1    BUSINESS

General

Overview.    We are a Georgia corporation and a multi-bank holding company headquartered in Macon, Georgia. Since our formation on February 10, 1994, we have made several strategic acquisitions and have expanded our market presence throughout Middle Georgia, as well as to the northern metropolitan area of Atlanta, Georgia, and to the southeastern coastal region of Georgia. In June 2003, we changed our name from SNB Bancshares, Inc. to Security Bank Corporation and changed our stock symbol on the Nasdaq Global Select Market to “SBKC.” We changed our name to Security Bank Corporation to leverage our “Security Bank” branding, which is well recognized in our core markets.

We provide a wide variety of community banking services through our six banking subsidiaries and 18 mortgage production offices, with a substantial portion of our business being drawn from Bibb, Houston and Jones Counties and in the north metropolitan area of Atlanta in the State of Georgia. At December 31, 2006, we had total assets of approximately $2.50 billion, total deposits of approximately $1.97 billion and total shareholders’ equity of approximately $306.4 million.

Our Subsidiary Banks.    Substantially all of our business is conducted through our six state-chartered subsidiary banks. The names and total assets at December 31, 2006 of the Banks are as follows:

Assets (in thousands)
Security Bank of Bibb County	$1,104,820
Security Bank of Houston County	304,053
Security Bank of Jones County	344,479
Security Bank of North Metro	221,321
Security Bank of North Fulton	188,659
Security Bank of Gwinnett County	343,461

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

Fairfield Financial Services, Inc.    In addition to our traditional banking services, we also operate Fairfield Financial Services, Inc. (“Fairfield Financial”), a subsidiary of Security Bank of Bibb County. Fairfield Financial is an interim real estate development lender and a traditional residential mortgage originator with a number of production locations throughout Georgia. During 2006, Fairfield Financial closed over $189.0 million in residential mortgages, making it one of the largest residential mortgage originators in Middle Georgia. For the year ended December 31, 2006, Fairfield Financial posted approximately $2.4 million in net income. Approximately 17% of Fairfield Financial’s 2006 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 83% derived from its interim real estate and real estate development lending activities.

Our Market Area

We provide a wide variety of community banking services through 46 full service banking and loan production offices. A substantial portion of our business is drawn from the Middle Georgia counties of Bibb, Houston and Jones. We believe we are the market leader among community banks based in Middle Georgia and we expect to gain market share at the expense of our super-regional and national competitors in these core markets.

We believe the continued growth of Atlanta is beneficial to the Middle Georgia market. Specifically, the increasing congestion of the Atlanta metropolitan area is a factor that we believe will provide new customers for the Middle Georgia market. Because we are approximately one hour’s drive south from Atlanta, the metropolitan area of Macon, Georgia is beginning to become attractive to people working in Atlanta who do not want to live in Atlanta’s “big city” atmosphere. We expect this dynamic to continue as Atlanta’s urban sprawl increases.

We made a strategic decision to expand into other markets in the State of Georgia. In January 2003, we expanded our market presence by opening a de novo banking office in the city of Brunswick, which is located on the southeastern coast of Georgia in Glynn County. This banking office provides diversification outside of our Middle Georgia market and allows us to take advantage of opportunities presented by the Glynn County area, which is situated midway between Savannah, Georgia and Jacksonville, Florida. In addition, we opened a de novo branch on St. Simons Island in 2005.

In May 2005, we made our initial entry into the metro Atlanta market by acquiring SouthBank (now Security Bank of North Metro), a community bank located in Woodstock, Georgia. Then, in March and July 2006, we made additional entries into the metro Atlanta market with the acquisitions of Neighbors Bancshares, Inc. (now Security Bank of North Fulton) and Homestead Bank (now Security Bank of Gwinnett County), community banks located in Alpharetta and Suwanee, Georgia, respectively. The Atlanta metropolitan area continues to experience significant growth and economic prosperity, and the acquisition of these banks should help us take advantage of the opportunities resulting from the tremendous growth and allow us to reach into new areas with a large retail and commercial customer base. In addition, due primarily to the operations of Fairfield Financial, we service communities throughout Georgia and in northeastern Florida.

Competition

There is significant competition within the financial services industry in general as well as with respect to the particular financial services provided by the Company and the Banks. Within our markets, the Banks compete directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Banks also have numerous local and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies. Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition. Technological advances have also allowed the Banks and other financial institutions to provide electronic and Internet-based services that enhance the value of traditional financial products. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that we face, but can also create opportunities for us to demonstrate and exploit competitive advantages.

According to FDIC deposit data as of June 30, 2006, in the combined markets of Bibb, Jones and Houston Counties, our three core counties of operation, bank and thrift deposits totaled approximately $4.33 billion. Approximately 51% of this deposit base was controlled by super-regional and national institutions, including BB&T, Bank of America, SunTrust Bank, Wachovia Bank, Colonial Bank and CB&T Bank of Middle Georgia (Synovus). Despite the considerable resources that these competitors possess, we have achieved a significant market share in each of these counties. As of June 30, 2006, our deposits accounted for 29% of the combined deposit base for these three counties, which ranked us first in overall market share and first in market share and asset base of any community bank based in these counties. Our expanded banking presence in Glynn County is still developing; however, our market share at June 2006 increased approximately 66% compared to June 2005. Our presence in metropolitan Atlanta is still in early stages of development. We anticipate that similar competitive advantages enjoyed by us in our core markets, namely our ability to attract customers away from small community banks and super-regional and national competitors due to our overall borrowing capacity and level of customer service, will allow us to make substantial headway in gaining market share in Glynn County and in metropolitan Atlanta.

Lending Services

Through the Banks, we offer a range of lending services, including real estate-construction, real estate-mortgage, commercial, financial and agricultural and loans to individuals. Our total loans, net of unearned interest at December 31, 2006, were approximately $1.90 billion, or approximately 85.0% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations.

Types of Loans.    We offer the following types of loans (which are based on Call Report classifications):

•

Real Estate-Construction.    Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. The majority of loans made to residential builders are made against presales wherein the purchaser has already been pre-qualified for a permanent loan. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also, all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2006, these loans represented approximately 51.4% of our portfolio.

•

Real Estate-Mortgage.    Our residential mortgage loans consist of residential loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. Other real estate mortgage loans may include loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2006, these loans represented approximately 38.5% of our portfolio.

•

Commercial, Financial and Agricultural.    We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of very high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2006, these loans represented approximately 7.5% of our portfolio.

•

Loans to Individuals.    This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2006, these loans represented approximately 2.6% of our portfolio.

We originate loans with a variety of terms, including fixed and floating or variable rates, and a variety of maturities. Although we offer a variety of loans, we emphasize the use of real estate as collateral. As of December 31, 2006, approximately 90% of our loan portfolio, regardless of type, was secured by real estate. Although the Banks generally lend to clients located in their market areas, our Fairfield Financial subsidiary is more geographically diversified, with approximately 97.7% of its interim real estate development portfolio

(excluding participated loans) consisting of loans in areas of Georgia outside the Middle Georgia market, as illustrated in the following table:

%
Alabama	1.86%
Florida	54.99
North Carolina	0.80
South Carolina	4.35
Metropolitan Atlanta, Georgia	20.08
Middle Georgia	2.30
All Other Georgia	15.62

Total	100%

Other Products and Services

We provide a full range of additional retail and commercial banking products and services, including checking, savings and money market accounts; certificates of deposit; credit cards; individual retirement accounts; safe-deposit boxes; money orders; electronic funds transfer services; travelers’ checks and automatic teller machine access. On February 21, 2007, the Company completed the acquisition of CFS Wealth Management, LLC, an independent investment management and financial planning firm in Macon, Georgia. The Company will begin to introduce the firm and its investment advisory services to its customers in the months following the acquisition. We do not currently offer trust or fiduciary services.

Financial Information about Segments

Financial information regarding segments is contained in a separate section of this Annual Report on Form 10-K. See Note 1 of Notes to Consolidated Financial Statements beginning on page F-11 of Exhibit 13 of this Annual Report on Form 10-K.

Employees

As of December 31, 2006, the Company had 501 employees on a full-time equivalent basis. The Company considers its relationship with its employees to be excellent.

Seasonality

We do not consider our business to be cyclical or seasonal in nature.

Supervision and Regulation

Bank Holding Company Regulation

General

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Financial Institutions Code of Georgia, we are subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department.

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

The BHCA permits a bank holding company located in one state to lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements and other restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the Gramm-Leach-Bliley Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Gramm-Leach-Bliley Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While we have not elected to become a financial holding company in order to exercise the broader activity powers provided by the Gramm-Leach-Bliley Act, we may elect to do so in the future.

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank holding company would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank holding company.

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

As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that bank’s depositors and perhaps to other creditors of that bank. In the event of the Company’s bankruptcy, any commitment by the Company to a bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority of payment.

Bank Regulation

General

The Banks are commercial banks chartered under the laws of the State of Georgia, and as such are subject to supervision, regulation and examination by the Georgia Department. The Banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The FDIC and the Georgia Department routinely examine the Banks and monitor and regulate all of the Banks’ operations, including such things as the adequacy of reserves, the quality and documentation of loans, the payments of dividends, the capital adequacy, the adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and the establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks file periodic reports with the FDIC and Georgia Department.

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Banks. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company and other non-bank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Banks for the purposes of these restrictions. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be secured by collateral in amounts ranging from 100% to 130% of the loan amount, depending on the nature of the collateral. , The Company and the Banks are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

The Banks are also restricted in the loans that they may make to our executive officers, directors, or any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person. Amounts of such loans are subject to various limits, depending on the purpose of the loan, and certain Bank board approvals may be necessary.

Dividends

The Company is a legal entity separate and distinct from the Banks. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Banks pay to it. Statutory and regulatory limitations apply to the Banks’ payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal bank regulatory authorities may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. As a rule, the amount of a dividend may not exceed the sum of year-to-date net income and of retained net income in the immediately previous two years. Additionally, the federal agencies have issued policy statements to the effect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, regulations promulgated by the Georgia Department limit the Bank’s payment of dividends.

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

Capital Regulations

The federal bank regulatory authorities have adopted capital guidelines for banks and bank holding companies. In general, the authorities measure the amount of capital an institution holds against its assets. There are three major capital tests: (1) the Total Capital ratio (the total of Tier 1 Capital and Tier 2 Capital measured against risk-adjusted assets), (2) the Tier 1 Capital ratio (Tier 1 Capital measured against risk-adjusted assets) and (3) the leverage ratio (Tier One Capital measured against total (i.e., non-risk-weighted) assets).

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

The federal bank regulatory authorities recently proposed two new risk-based capital rules. The first, popularly known as “Basel II,” would impose complex new requirements on the largest U.S. banking organizations, those with assets in excess of $250 billion or foreign exposures in excess of $10 billion. The other, known as “Basel IA,” would revise the current risk-based capital rules to which the Company and the Banks are subject in a way intended to provide a measure of equivalence to the Basel II rules. The proposals currently are subject to public comment. The proposed rules are written so as to take effect in 2009, but we cannot predict whether the final rules in fact will do so. The proposed rules address only risk-based capital requirements. Public statements from the federal bank regulatory authorities indicate that the current leverage ratio requirement will remain in place, as will the prompt corrective action regime discussed immediately below.

FDICIA & Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The federal bank regulatory authorities must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. There are five capital tiers for financial institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under these regulations, a bank will be:

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

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal bank regulatory agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

Federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized, and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under this law and files, or has filed against it, a petition under the federal Bankruptcy Code, the FDIC claim related to the holding company’s obligations would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

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

At December 31, 2006, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well-capitalized” under current Federal Reserve Board criteria. As of December 31, 2006, we had Tier 1 Capital and Total Capital of approximately 10.51% and 11.59%, respectively, of risk-weighted assets. As of December 31, 2006, we had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.70%.

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

Cross-Default Liability

Under the Federal Deposit Insurance Act (the “FDIA”), an insured depository institution that is under common control with another insured depository institution is generally liable for (1) any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of the commonly controlled institution or (2) any assistance provided by the FDIC to any commonly controlled institution that is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Thus, if applicable, one of our Banks could incur liability to the FDIC pursuant to this statutory provision in the event of the default of another bank or insured depository institution that we own or control. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. The Company currently controls six banks.

Standards for Safety and Soundness

The FDIA requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate risk exposure; and (5) asset growth. The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits. The federal bank regulatory authorities have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Safety and Soundness Guidelines”) to implement these required standards. The Safety and Soundness Guidelines set forth the safety and soundness standards that the federal bank regulatory authorities use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the Safety and Soundness Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Deposit Insurance Assessments

The Banks’ deposits are insured by the FDIC and thus the Banks are subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for insured depository institutions. Each financial institution is assigned to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized.

In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information: (1) supervisory risk ratings for all institutions, (3) capital ratios for most institutions, and (3) long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the Banks. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to 43 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits. For the first quarter of 2007, the FICO assessment rate is 1.22 cents per $100 of assessable deposits.

Mortgage Banking Regulation

Fairfield Financial is regulated as a “notificant” by the Georgia Department as it is a wholly owned subsidiary of a federally insured bank. It is also qualified as a Fannie Mae and Freddie Mac seller/servicer and must meet the requirements of such corporations and of the various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

Anti-Tying Restrictions

Under amendments to BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (2) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act

The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”), and the federal bank regulatory agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low – and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. Following the most recent CRA examination which occurred in either 2004 or 2005, the Banks received a “satisfactory” rating.

Privacy and Data Security

The Gramm-Leach-Bliley Act imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and our Banks are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Consumer Regulations

Activities of the Banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act (“FCRA”), Equal Credit Opportunity Act (“ECOA”), and Truth-in-Lending Act (“TILA”). Interest and other charges collected or contracted for by the Banks are also subject to state usury laws and certain other federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

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

Anti-Money Laundering and Anti-Terrorism Legislation

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Commercial Real Estate Lending and Concentrations

On December 12, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to REITS and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is NOT intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Company and its Board of Directors have discussed the Guidance and believe that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses (“ALLL”)

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (ALLL), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (“GAAP”) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

•

The agencies recognize that institutions may not have sufficient time to bring their ALLL processes and documentation into full compliance with the revised guidance for 2006 year end reporting purposes. However, these changes and enhancements should be completed near term.

The Company and its Board of Directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

These policies have a direct effect on the amount of the Bank’s loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that federal policies may have a material effect on earnings of the Bank. Policies that are directed toward changing the supply of money and credit and raising or lowering interest rates may have an effect on the Bank’s earnings. We cannot predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities, or their effect on the Company or the Banks.

Sarbanes-Oxley Act of 2002

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part this Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of financial reporting controls as of December 31, 2006 are included elsewhere in Annual Report on Form 10-K with no material weaknesses reported.

Available Information

Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at www.securitybank.net as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

Item 1A	RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks disclosed below, either alone or in combination, could materially adversely affect the business, financial condition or results of operations of the Company. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further to the extent that any of the information contained in the Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market area affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Any adverse market or economic conditions in the State of Georgia may disproportionately increase the risk that our borrowers are unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 90% of our loans held for investment were secured by real estate. Approximately 35% of our commercial real estate portfolio represents loans for which the related property is neither presold not preleased, and are therefore speculative in nature. These loans are based on the perceived present and future demand for commercial real estate in a particular market served by the Company. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and trends, the demand for and value of the properties, and the availability of long-term financing. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions, including a downturn in the real estate market, in the State of Georgia could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we seek. There can be no assurance that, integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future merger or acquisition, our integration efforts will be successful or that our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Combining acquired companies may be more difficult, costly, or time-consuming than we expect.

It is possible that the integration process for our acquisitions could result in the loss of key employees or disruption of each institution’s ongoing business or inconsistencies in standards, procedures and policies that would adversely affect the Company’s ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If the Company has difficulties with the integration process, it might not achieve the economic benefits expected to result from the acquisition. As with any merger of banking institutions, there also may be business disruptions that cause the Company to lose customers or cause customers to remove their deposits or loans from the Banks and move their business to competing financial institutions.

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

Residential mortgage originations generated $5.4 million, or 17%, of our gross revenue in 2006. A period of rising interest rates would negatively affect our residential mortgage origination business.

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

Our commercial and industrial loan portfolio was $142.5 million at December 31, 2006, comprising 7.5% of loans receivable. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risks than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class, especially since approximately 77% of our loan portfolio consisted of CRE loans at December 31, 2006. The banking regulators have begun giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. See “Supervision and Regulation – Commercial Real Estate Lending and Concentrations.”

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $22.3 million, $16.1 million and $10.9 million as of December 31, 2006, 2005 and 2004, respectively.

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

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2006, we had approximately $480.7 million in out of market deposits, including brokered deposits, which represented approximately 24% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

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

Our directors and executive officers, as a group, beneficially owned approximately 14.71% of our outstanding common stock as of February 27, 2007. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Additionally, the directors of Security Bank of Jones County have agreed that as long as they serve as directors on our board or one of the boards of our subsidiaries that they will vote all of the shares of our common stock owned by them in accordance with the recommendation of our board of directors through our annual meeting in 2007. As of December 31, 2006, the total number of shares of our common stock that were subject to voting agreements was 779,652 shares or 4.1% of our outstanding stock at that time.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our six bank subsidiaries to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

We may issue additional shares of our common stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

Our articles of incorporation authorize our board of directors, without shareholder approval, to, among other things, issue additional common stock or issue preferred stock in connection with future equity offerings and acquisitions of securities or assets of other companies. From time to time, we expect to issue additional equity securities to raise additional equity to support our portfolio. The issuance of any additional shares of common stock could be substantially dilutive to our common shareholders if they elect not to invest in future offerings. Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock.

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

The Company, through the Banks, owned 19 full-service banking locations as of December 31, 2006. In addition, the Banks lease one limited-service banking location and operations centers in Macon and Perry. Fairfield Financial leases a number of mortgage production offices throughout Georgia and the Southeast, each of which management believes to be reasonable and appropriate for the market area. The net book value of all facilities including furniture, fixtures and equipment totaled $39.8 million as of December 31, 2006. Management considers that its properties are well maintained. For additional information regarding our premises and equipment, see Note 8 of Notes to Consolidated Financial Statements beginning on page F-25 of Exhibit 13 of this Annual Report on Form 10-K.

Item 3	LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2006, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 13, 2007, we had approximately 1,768 shareholders of record plus approximately 2,177 shareholders listed in “street name.” Our common stock is quoted on the Nasdaq Global Select Market under the symbol “SBKC.”

The following table sets forth the high and low sale prices and closing prices per share of common stock as reported on the Nasdaq Global Select Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2006	High	Low	Close	Dividend Per Share
Fourth Quarter	$25.64	$22.42	$22.82	$0.075
Third Quarter	$23.49	$21.18	$22.61	$0.075
Second Quarter	$25.49	$21.07	$22.27	$0.075
First Quarter	$25.27	$21.30	$25.27	$0.075

Year Ended December 31, 2005	High	Low	Close	Dividend Per Share
Fourth Quarter	$26.00	$21.25	$23.29	$0.065
Third Quarter	$25.39	$21.78	$24.89	$0.065
Second Quarter	$24.00	$17.71	$22.90	$0.065
First Quarter	$21.22	$19.85	$20.59	$0.065

For a discussion on dividend restrictions, see Item 1, “Business—Supervision and Bank Regulation.”

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2006.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative shareholder return on the Company’s common stock with the cumulative Nasdaq Total Return Index and the SNL Southeast Bank Index. The graph assumes $100 invested on December 31, 2001 in the common stock of the Company and the reinvestment of dividends compared to $100 invested in each of the two indexes.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate it by reference into such filing.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Security Bank Corporation	100.00	166.62	221.66	285.07	335.76	333.33
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

Item 6	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2002 through December 31, 2006 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation for such periods or dates have been made. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion of comparability between periods.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$2,494,071	$1,662,413	$1,063,485	$911,269	$581,319
Investment securities	229,940	150,986	111,412	102,855	53,905
Loans receivable and loans held for sale (net of unearned income)	1,909,979	1,277,681	853,272	709,130	474,401
Allowance for loan losses	22,336	16,148	10,903	9,407	5,480
Goodwill and other intangible assets, net	133,094	79,269	29,164	25,631	1,900
Deposits	1,970,927	1,291,253	842,558	743,301	440,595
Borrowings and securities sold under agreements to repurchase	134,367	130,903	88,947	67,429	77,753
Subordinated debentures	41,238	41,238	18,557	18,557	18,557
Shareholders’ equity	306,407	179,305	106,671	75,809	39,548

Selected Results of Operations Data:
Interest income	148,082	78,192	53,926	42,894	32,920
Interest expense	68,647	27,839	14,373	12,912	12,110
Net interest income	79,435	50,353	39,553	29,982	20,810
Provision for loan losses	4,469	2,833	2,819	2,859	2,603
Net interest income after provision for loan losses	74,966	47,520	36,734	27,123	18,207
Other income	17,906	16,520	14,654	16,764	12,530
Other expenses	55,602	38,545	32,129	30,302	22,406
Income before income taxes	37,270	25,495	19,259	13,585	8,331
Income taxes	13,878	9,310	6,940	4,938	3,065
Net income	23,392	16,185	12,319	8,647	5,266

Per Share Data:
Earnings:
Basic	1.36	1.31	1.10	0.99	0.77
Diluted	1.33	1.27	1.07	0.96	0.76
Dividends	0.30	0.26	0.22	0.20	0.18
Book value	$15.99	$12.46	$9.16	$7.54	$5.82
Weighted average shares outstanding:
Basic	17,222,139	12,393,980	11,156,372	8,725,276	6,779,220
Diluted	17,564,990	12,736,545	11,482,830	8,993,832	6,912,492

Performance Ratios:
Return on average assets	1.15%	1.31%	1.27%	1.16%	1.03%
Return on average equity	9.28%	12.80%	13.04%	14.27%	14.11%
Net interest margin (1) (6)	4.40%	4.46%	4.45%	4.40%	4.38%
Interest rate spread (2) (6)	3.87%	4.07%	4.18%	4.12%	3.96%
Efficiency ratio (3) (6)	56.88%	57.36%	58.87%	64.81%	67.38%
Average interest-earning assets to average interest-bearing liabilities	114.05%	115.84%	117.08%	114.70%	116.92%
Average loans to average deposits	99.19%	100.28%	100.21%	103.09%	108.30%

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Asset Quality Ratios:
Nonperforming loans to net loans (4)	1.81%	0.55%	0.73%	0.59%	0.92%
Nonperforming assets to total assets (5)	1.49%	0.56%	0.77%	0.90%	1.08%
Net charge-offs to average total loans	0.15%	0.12%	0.17%	0.32%	0.28%
Total allowance for loan losses to total nonperforming loans	64.93%	230.78%	175.46%	224.99%	125.75%
Total allowance for loan losses to loans receivable, net of unearned income	1.18%	1.27%	1.29%	1.35%	1.25%

Capital Ratios:
Average equity to average assets	12.42%	10.21%	9.72%	8.11%	7.27%
Leverage ratio	9.70%	9.72%	9.58%	7.85%	8.94%
Tier 1 risk-based capital ratio	10.51%	10.12%	10.27%	8.93%	10.25%
Total risk-based capital ratio	11.59%	11.27%	11.40%	10.33%	12.60%

(1)	Net interest income divided by average interest-earning assets.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Other expenses divided by net interest income and other income.
(4)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(5)	Nonperforming assets are nonperforming loans plus other real estate owned.
(6)	Calculated on a fully tax-equivalent basis.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reviews our financial condition and results of operations and contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Fairfield Financial, an operating subsidiary of Security Bank of Bibb County. Our subsidiaries are also subject to various federal and state banking laws and regulations.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2006 was characterized by continuing increases in the Federal Reserve’s target federal funds rate to reduce inflationary pressures and, therefore, sustain the pace of economic growth. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in our primary market area.

Our balanced growth continued during 2006, with increases in assets, loans, deposits, shareholders’ equity and earnings per share. The following chart shows our growth in these areas from December 31, 2005 to December 31, 2006:

	December 31, 2006	December 31, 2005	Percent Increase
	(Dollars in millions, except per share amounts)
Diluted earnings per share	$1.33	$1.27	4.7%
Total assets	2,494.1	1,662.4	50.2%
Loans receivable and loans held for sale	1,910.0	1,277.7	49.5%
Investment securities	229.9	151.0	52.3%
Deposits	1,970.9	1,291.3	52.6%
Shareholders’ equity	306.4	179.3	70.9%
Return on average assets	1.15%	1.31%	-12.2%
Return on average equity	9.28%	12.80%	-27.5%

A total increase in loan volume of $632.3 million, $280.6 million excluding our acquisitions, resulted from continued strong loan demand in our core markets and was the primary contributor to an increase in net income to $23.4 million for 2006.

Approximately $356.3 million of the total increase in deposits of $679.6 million resulted from our acquisitions. The remaining $323.3 million increase in deposits in 2006 is the result of our success in attracting new customers to our Premium Select Checking product, which offers a money market interest rate and checking account convenience. During 2006, approximately 2,570 new Premium Select Checking accounts were opened. The increase in total deposits is also related to the increased use of out of market deposits, which we can often acquire at targeted maturities to mitigate interest rate risk.

Our investment portfolio increased $78.9 million during 2006. Excluding our acquisitions, investment securities increased $44.9 million or 31%, primarily in order to provide on-balance sheet liquidity in support of strong loan demand. The overall level of investment securities increased slightly to 9.2% of assets at the end of 2006, as compared to 9.1% of assets at the end of 2005.

Fairfield Financial closed over $467.9 million in loans during 2006 and posted approximately $2.4 million in net income. Approximately 17% of its 2006 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 83% being derived from its interim real estate and real estate development lending activities.

The following table illustrates our selected key financial data for each of the past five years.

SELECTED FIVE YEAR FINANCIAL DATA

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Income Statement:
Interest Income	$148,082	$78,192	$53,962	$42,894	$32,920
Interest Expense	68,647	27,839	14,373	12,912	12,110

Net Interest Income	79,435	50,353	39,553	29,982	20,810
Provision for Loan Losses	4,469	2,833	2,819	2,859	2,603
Noninterest Income	17,906	16,520	14,654	16,674	12,530
Noninterest Expense	55,602	38,545	32,129	30,302	22,406

Income Before Tax	37,270	25,495	19,259	13,585	8,331
Income Taxes	13,878	9,310	6,940	4,938	3,065

Net Income	$23,392	$16,185	$12,319	$8,647	$5,266

Per Share:
Earnings Per Common Share:
Basic	$1.36	$1.31	$1.10	$0.99	$0.77
Diluted	1.33	1.27	1.07	0.96	0.76
Cash Dividends Paid	0.30	0.26	0.22	0.20	0.17
Weighted Average Shares	17,222,139	12,393,980	11,156,372	8,725,276	6,779,220

RATIOS:
Return on Average Assets	1.15%	1.31%	1.27%	1.16%	1.03%
Return on Average Equity	9.28%	12.80%	13.04%	14.27%	14.11%
Dividend Payout Ratio	22.06%	19.85%	20.00%	20.20%	22.08%
Average Equity to Average Assets	12.42%	10.21%	9.72%	8.11%	7.27%
Net Interest Margin	4.40%	4.46%	4.45%	4.40%	4.38%

Balance Sheet:
(At end of period)
Assets	$2,494,071	$1,662,413	$1,063,485	$911,269	$581,319
Investment Securities (1)	229,940	150,986	111,412	102,855	53,905
Loans Held for Sale	8,878	5,562	7,507	11,448	35,955
Loans, Net of Unearned Income	1,901,101	1,272,119	845,765	697,682	438,446
Allowance for Loan Losses	22,336	16,148	10,903	9,407	5,480
Deposits	1,970,927	1,291,253	842,558	743,301	440,595
Borrowed Funds	134,367	172,141	107,504	85,986	96,310
Shareholders’ Equity	306,407	179,305	106,671	75,809	39,548
Shares Outstanding	19,166,314	14,386,960	11,639,810	10,048,600	6,796,634

(1)	Investment Securities include Restricted Stock (in thousands): 2006 - $7,521; 2005 - $6,974; 2004 - $4,918; 2003 - $3,935 and 2002 - $3,614.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan and lease losses (ALLL), goodwill and stock-based compensation have been critical to the determination of our financial position and results of operations.

Allowance for Loan and Lease Losses (ALLL)

Our management assesses the adequacy of the ALLL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL consists of two components: (1) an allocated amount representative of specifically identified credit exposure and exposures that are readily predictable by historical or comparative experience; and (2) an amount due to stress factors that are representative of inherent loss related to various economic factors and characteristics of our company’s loan portfolio that is not as readily identifiable. Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

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

The amount due to stress factors is particularly subjective and does not lend itself to exact mathematical calculation. The amount due to stress represents estimated inherent credit losses, which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we apply three stress factors. The first stress factor consists of economic factors including such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit (such as commercial real estate) in any particular industry group, and new banking laws or regulations. The second stress factor is based on the credit grade of the loans in our unsecured consumer loan portfolio. The third stress factor represents potential exposure as a result of the aggregate speculative real estate loans in the company. After we assess applicable factors, we evaluate the remaining amount based on our management’s experience.

We then test the resulting ALLL balance by comparing the balance in the ALLL with historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the balance of the ALLL in its entirety. The directors’ loan committee reviews the assessments prior to the filing of quarterly and annual financial information.

In assessing the adequacy of the ALLL, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, management has elected to expense the fair value of stock options. We utilize the Black-Scholes model in determining the fair value of the stock options. The model takes into account certain estimated factors such as the expected life of the stock option and the volatility of the stock.

The expected life of the stock option is a function of the vesting period of the grant, the average length of time similar grants have remained outstanding, and the expected volatility of the underlying stock. Volatility is a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period.

Goodwill

Effective January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets was adopted. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests in accordance with the pronouncement. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2002, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

Our net income was $23.4 million, $16.2 million, and $12.3 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Our 2006 earnings were up by 44% over 2005, and the 2005 earnings showed a 31% increase over 2004. Diluted earnings per share (“EPS”) amounted to $1.33 in 2006, $1.27 in 2005 and $1.07 in 2004. The $1.33 EPS in 2006 was up $0.06 per share over 2005 results for an increase of 4.7%. The $1.27 EPS in 2005 was up $0.20 per share over 2004 results for an increase of 18.7%. Our return on average equity (“ROE”) of 9.28% in 2006 is a 352 basis-point decline from our 2005 ROE of 12.80%. The decline in the ROE in 2006 was primarily attributable to the losses on the sale of securities of $1.6 million, common equity offerings of approximately $67.2 million in connection with our two acquisitions and the public offering of 1,725,000 shares of the Company’s common stock. The ROE for 2005 of 12.80% was a 24 basis-point decline from the ROE of 13.04% for 2004. This decline was caused primarily attributable to common equity offerings of approximately $58.4 million in connection with the acquisitions of SouthBank and Rivoli BanCorp.

The following table provides an analysis of the dollar and percentage changes we have experienced in our income statements, balances sheets and key ratios in recent years.

ANALYSIS OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data and number of shares)

	Years Ended December 31,
	2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005	2004	$ Change 2005 vs. 2004	% Change 2005 vs. 2004
Income Statement:
Interest Income	$148,082	$78,192	$69,890	89.38%	$53,926	$24,266	45.00%
Interest Expense	68,647	27,839	40,808	146.59%	14,373	13,466	93.69%

Net Interest Income	79,435	50,353	29,082	57.76%	39,553	10,800	27.31%
Provision for Loan Losses	4,469	2,833	1,636	57.75%	2,819	14	0.50%
Noninterest Income	17,906	16,520	1,386	8.39%	14,654	1,866	12.73%
Noninterest Expense	55,602	38,545	17,057	44.25%	32,129	6,416	19.97%

Income Before Tax	37,270	25,495	11,775	46.19%	19,259	6,236	32.38%
Income Taxes	13,878	9,310	4,568	49.07%	6,940	2,370	34.15%

Net Income	$23,392	$16,185	$7,207	44.53%	$12,319	$3,866	31.38%

Net Operating Income(1)	$24,198	$16,189	$8,009	49.47%	$12,311	$3,878	31.50%

Per Share:
Earnings per Common Share:
Basic	$1.36	$1.31	$0.05	3.82%	$1.10	$0.21	19.09%
Diluted	1.33	1.27	0.06	4.72%	1.07	0.20	18.69%
Operating Earnings per Common Share:(1)
Basic	1.41	1.31	0.10	7.63%	1.10	0.21	19.09%
Diluted	1.38	1.27	0.11	8.66%	1.07	0.20	18.69%
Cash Dividends Paid	$0.30	$0.26	$0.04	15.38%	$0.22	$0.04	18.18%
Weighted Average Shares outstanding:
Basic	17,222,139	12,393,980	4,828,159	38.96%	11,156,372	1,237,608	11.09%
Diluted	17,564,990	12,736,545	4,828,445	37.91%	11,482,830	1,253,715	10.92%
Ratios:
Return on Average Assets	1.15%	1.31%	-0.16%	-12.21%	1.27%	0.04%	3.15%
Return on Average Equity	9.28%	12.80%	-3.52%	-27.48%	13.04%	-0.24%	-1.84%
Dividend Payout Ratio	22.06%	19.85%	2.21%	11.14%	20.00%	-0.15%	-0.75%
Average Equity to Average Assets	12.42%	10.21%	2.21%	21.65%	9.72%	0.49%	5.04%
Net Interest Margin	4.40%	4.46%	-0.06%	-1.35%	4.45%	0.01%	0.22%

(1)	See “Reconciliation of Non-GAAP Financial Measures.”

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of our earnings. Our average net interest rate margin, on a tax-equivalent basis, was 4.40% in 2006, 4.46% in 2005 and 4.45% in 2004. Net interest income before tax equivalency adjustments in 2006 amounted to $79.4 million, up 58% from $50.4 million in 2005. The 2005 net interest income was up 27% from $39.6 million in 2004. The increases in 2005 and 2006 are the result of continued strong loan demand in our core markets.

The following table presents a summary of interest income, adjusted to a tax-equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.

NET INTEREST INCOME

(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Interest Income	$148,082	$78,192	$53,926
Taxable Equivalent Adjustment	413	324	365

Interest Income (1)	148,495	78,516	54,291
Interest Expense	68,647	27,839	14,372

Net Interest Income (1)	$79,848	$50,677	$39,919

	Years Ended December 31,
	2006	2005	2004
	(As a % of Average Earning Assets) (2)
Interest Income (1)	8.18%	6.90%	6.06%
Interest Expense	3.78%	2.44%	1.61%

Net Interest Rate Margin (1)	4.40%	4.46%	4.45%

(1)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.

(2)	Average Earning Assets used in ratios as follows (in thousands): 2006 – $1,815,505; 2005 – $1,137,202 and 2004 – $896,582.

2006 compared to 2005:

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2006 increased $29.1 million to $79.8 million from $50.7 million for the year ended December 31, 2005. The increase in net interest income was attributable to an increase of $70.0 million, or 89%, in interest income while interest expense only increased $40.8 million during 2006. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) decreased 20 basis points from 4.07% for the year ended December 31, 2005 to 3.87% for the year ended December 31, 2006, while the net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) decreased from 4.46% to 4.40% during the same period.

The decrease in the net interest rate spread in 2006 was primarily reflective of a 148 basis-point increase in the average cost of interest-bearing liabilities, while the yield on earning assets increased only 128 basis points. We experienced significant increases in the costs of all deposits except for savings accounts as our average cost of interest-bearing deposits increased to 4.18% in 2006 from 2.69% in 2005. Meanwhile, the loan portfolio yield increased 135 basis points as higher-yielding fixed rate loans repriced at higher rates and variable rate loans with interest rate floors began to participate fully in rate increases during 2006.

Interest Income.    Interest income on a tax-equivalent basis was $148.5 million for the year ended December 31, 2006, an increase of $70 million from $78.5 million for the year ended December 31, 2005. Interest income on loans and investment securities increased $65.5 million and $3.3 million, respectively, for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The increase in interest income on loans for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily attributable to an increase in average balance of $602.0 million, of which

$189.9 million was attributable to the inclusion of loan balances acquired from Neighbors Bancshares, Inc. and Homestead Bank. Excluding the acquired loan balances, the $412.1 million increase in average loans is attributable to the continued strong loan growth in our core markets.

Interest income on investment securities increased $3.3 million as a result of an increase of $58.2 million in average balance for the year ended December 31, 2006 compared to the year ended December 31, 2005, and an increase of 49 basis points in the average yield on these securities during the same period. Excluding investment securities acquired from Neighbors Bancshares, Inc. and Homestead Bank, the average balance of investment securities increased $39.1 million.

The primary reason for the increase in the average balance of investment securities of $39.1 million was to maintain the level of investment securities as a percent of total assets, so that on-balance sheet liquidity would keep pace with loan growth. At December 31, 2006, investment securities equaled 9.2% of assets, as compared to 9.1% at December 31, 2005.

Overall, the yield on interest-earning assets increased 128 basis points from 6.90% during the year ended December 31, 2005 to 8.18% for the year ended December 31, 2006.

Interest Expense.    Interest expense increased $40.8 million, to $68.6 million, for the year ended December 31, 2006, from $27.8 million for the year ended December 31, 2005. The increase in interest expense resulted primarily from an increase of $37.1 million in interest expense on deposits. Excluding the expense resulting from our acquisitions, interest expense increased $31.0 million and interest expense on deposits increased $27.7 million. The average cost of interest-bearing deposits, the largest component of interest expense, increased by 149 basis points and the average balance increased by $571.4 million. Of the $571.4 million increase in average balances, interest-bearing NOW accounts increased $152.4 million, money market accounts increased $46.8 million and savings accounts decreased $0.7 million. The increase in the average balance for interest-bearing NOW accounts is primarily due to the increase in the number of customers with the Premium Select Checking account, which offers a competitive interest rate and the benefits of a traditional checking account. Given the advantages and attractive interest rate offered with the Premium Select Checking account, some of our customers transferred their deposits from our traditional money market account to the Premium Select Checking account. Time deposits, the largest category of deposits, increased $372.9 million; primarily due to the increase in brokered and internet-based CD’s to fund loan growth in the Fairfield Interim Lending (Acquisition and Development) division.

The interest expense on borrowed funds in 2006 increased by $3.8 million or 92% when compared to 2005. This increase is related to an increase of $38.8 million or 39% in the average balance of borrowed funds combined with an increase of 158 basis points to 5.69% in the average costs of borrowings. The increase in the average balance is related to an increase in advances with the Federal Home Loan Bank (“FHLB”) to meet the Company’s funding needs.

2005 compared to 2004:

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2005 increased $10.8 million to $50.7 million from $39.9 million for the year ended December 31, 2004. The increase in net interest income was attributable to an increase of $24.2 million, or 45%, in interest income while interest expense only increased $13.4 million during 2005. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) decreased 11 basis points from 4.18% for the year ended December 31, 2004 to 4.07% for the year ended December 31, 2005, while the net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) increased one basis point from 4.45% to 4.46% during the same period.

The decrease in the net interest rate spread in 2005 was primarily reflective of a 95 basis-point increase in the average cost of interest-bearing liabilities, while the yield on earning assets increased 84 basis points. We experienced significant increases in the costs of all deposits except for savings accounts as our average cost of interest-bearing deposits increased to 2.69% in 2005 from 1.73% in 2004. Meanwhile, the loan portfolio yield increased 91 basis points as higher-yielding fixed rate loans repriced at higher rates and variable rate loans with interest rate floors began to participate fully in rate increases during 2005.

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

Interest income on investment securities increased $0.5 million as a result of an increase of $12.2 million in average balance for the year ended December 31, 2005 compared to the year ended December 31, 2004, and an increase of one basis point in the average yield on these securities during the same period. Excluding investment securities acquired from SouthBank, the average balance of investment securities increased $2.1 million.

The primary reason for the increase in the average balance of investment securities of $2.1 million was to maintain the level of investment securities as a percent of total assets, so that on-balance sheet liquidity would keep pace with loan growth. At December 31, 2005, investment securities equaled 9.1% of assets, as compared to 10.5% at December 31, 2004.

Overall, the yield on interest-earning assets increased 84 basis points from 6.06% during the year ended December 31, 2004 to 6.90% for the year ended December 31, 2005.

Interest Expense.    Interest expense increased $13.4 million, to $27.8 million, for the year ended December 31, 2005, from $14.4 million for the year ended December 31, 2004. The increase in interest expense resulted primarily from an increase of $12.0 million in interest expense on deposits. Excluding seven months of expense resulting from our acquisition of SouthBank, interest expense increased $10.5 million and interest expense on deposits increased $9.3 million. The average cost of interest-bearing deposits, the largest component of interest expense, increased by 96 basis points and the average balance increased by $206.7 million. Of the $206.7 million increase in average balances, interest-bearing NOW accounts increased $76.9 million, money market accounts decreased $5.2 million and savings accounts increased $0.7 million. The increase in the average balance for interest-bearing NOW accounts is primarily due to the introduction of the Premium Select Checking account, which offers a competitive interest rate and the benefits of a traditional checking account. Given the advantages and attractive interest rate offered with the Premium Select Checking account, some of our customers transferred their deposits from our traditional money market account to the Premium Select Checking account. Time deposits, the largest category of deposits, increased $134.3 million; primarily due to the increase in brokered and internet-based CD’s to fund loan growth in the Fairfield Interim Lending (Acquisition and Development) division.

The interest expense on borrowed funds in 2005 increased by $1.4 million or 54% when compared to 2004. This increase was caused by an increase of $9.2 million or 10.1% in the average balance of borrowed funds combined with an increase of 117 basis points to 4.11% in the average costs of borrowings.

Interest Rates and Interest Differential

The following tables set forth our average balance sheets, interest and yield information on a tax-equivalent basis for the years ended December 31, 2006, 2005, and 2004.

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax-equivalent basis, dollars in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Loans, Net of Unearned Income: (1) (2)
Taxable	$1,599,508	$137,993	8.63%	$997,526	$72,599	7.28%	$775,274	$49,303	6.36%
Tax Exempt (3)	—	—	—	—	—	—	—	—	—
Loans Held for Sale	6,576	454	6.90	6,726	373	5.55	6,955	419	6.02

Net Loans	1,606,084	138,447	8.62	1,004,252	72,972	7.27	782,229	49,722	6.36

Investment Securities: (4)
Taxable	154,927	7,053	4.55	101,992	4,007	3.93	88,247	3,352	3.80
Tax Exempt(c)	19,976	1,238	6.20	14,680	947	6.45	16,206	1,077	6.65

Total Investment Securities	174,903	8,291	4.74	116,672	4,954	4.25	104,453	4,429	4.24

Interest-Earning Deposits	2,851	160	5.61	2,950	112	3.80	1,539	25	1.62
Federal Funds Sold	31,667	1,597	5.04	13,328	478	3.59	8,361	115	1.38

Total Interest-Earning Assets	1,815,505	148,495	8.18	1,137,202	78,516	6.90	896,582	54,291	6.06

Non-Earning Assets	213,401			100,831			75,509

Total Assets	$2,028,906			$1,238,033			$972,091

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Liabilities and Shareholders’ Equity:
Interest-Bearing Demand Deposits	$310,624	$10,902	3.51	$158,264	$3,043	1.92%	$81,385	$383	0.47%
Money Market Accounts	127,456	3,694	2.90	80,640	1,350	1.67	85,886	865	1.01
Savings Deposits	19,268	106	0.55	19,969	102	0.51	19,299	96	0.50
Time Deposits of $100,000 or More	571,992	27,482	4.80	317,143	10,395	3.28	195,300	3,679	1.88
Other Time Deposits	423,708	18,555	4.38	305,609	8,837	2.89	293,039	6,679	2.28

Total Interest-Bearing Deposits	1,453,048	60,739	4.18	881,625	23,727	2.69	674,909	11,702	1.73

Federal Funds Purchased and Repurchase Agreements Sold	29,874	1,469	4.92	16,294	528	3.24	10,871	145	1.33
Other Borrowed Money & Subordinated Debentures	108,997	6,439	5.91	83,755	3,584	4.28	80,003	2,525	3.16
Demand Note U.S. Treasury	—	—	—	—	—	—	21	—	0.00

Total Borrowed Funds	138,871	7,908	5.69	100,049	4,112	4.11	90,895	2,670	2.94

Total Interest-Bearing Funding	1,591,919	68,647	4.31	981,674	27,839	2.83	765,804	14,372	1.88

Non-Interest-Bearing Demand Deposits	166,190			119,867			105,695
Other Liabilities	18,793			10,031			6,139
Shareholders’ Equity	252,004			126,461			94,453

Total Liabilities & Shareholders’ Equity	$2,028,906			$1,238,033			$972,091

Interest Rate Spread			3.87%			4.07%			4.18%

Net Interest Income		$79,848			$50,677			$39,919

Net Interest Margin			4.40%			4.46%			4.45%

Notes to Table of Average Balance Sheets, Interest and Yields:

(1)	Interest income includes loan fees as follows (in thousands): 2006 – $7,442; 2005 – $4,367 and 2004 – $3,287.

(2)	Average loans are shown net of unearned income. Nonaccrual loans are included.

(3)	Reflects taxable equivalent adjustments using the statutory income tax rate of 35% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to (in thousands) $413 for 2006; $324 for 2005; and $365 for 2004.

(4)	Investment securities are stated at amortized or accreted cost.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the year 2006 compared to the year 2005 and for the year 2005 compared to the year 2004.

RATE / VOLUME ANALYSIS

(In thousands)

	For the Years Ended December 31,
	2006 Compared to 2005 Change Due To(1)			2005 Compared to 2004 Change Due To(1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Earned On:
Taxable Loans, Net	$43,812	$21,582	$65,394	$14,134	$9,162	$23,296
Tax Exempt Loans(2)	—	—	—	—	—	—
Loans Held for Sale	(8)	89	81	(14)	(32)	(46)
Taxable Investment Securities	2,080	966	3,046	522	133	655
Tax Exempt Investment Securities(2)	342	(51)	291	(101)	(29)	(130)
Interest-Earning Deposits	(4)	52	48	23	64	87
Federal Funds Sold	658	461	1,119	68	295	363

Total Interest Income	46,880	23,099	69,979	14,632	9,593	24,225

Interest Paid On:
Interest-Bearing Demand Deposits	2,929	4,930	7,859	362	2,298	2,660
Money Market Accounts	784	1,560	2,344	(53)	538	485
Savings Deposits	(4)	8	4	3	3	6
Time Deposits of $100,000 or More	8,353	8,734	17,087	2,295	4,421	6,716
Other Time Deposits	3,415	6,303	9,718	286	1,872	2,158
Federal Funds Purchased and Repurchase Agreements Sold	440	501	941	72	311	383
FHLB & Other Borrowings	1,080	1,775	2,855	118	941	1,059

Total Interest Expense	16,997	23,811	40,808	3,083	10,384	13,467

Net Interest Income	$29,883	$(712)	$29,171	$11,549	$(791)	$10,758

(1)	The change in interest due to both rate and volume has been allocated to the rate component.

(2)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 35% in adjusting interest on tax exempt investment securities to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings taken to increase the allowance for loan losses. The general nature of lending results in periodic charge-offs of non-performing loans, in spite of our continuous loan review process, credit standards and internal controls. During 2006 and 2005, we considered the effects of various economic factors on the cash flow of some of our borrowers. We expensed $4.47 million in 2006, $2.83 million in 2005, and $2.82 million in 2004 for loan loss provisions. The increase in the provision for loan losses in 2006 was primarily due to growth in the Company’s loan portfolio and the addition of $4.1 million of loss reserves in connection with the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank during the period. Our net charge-offs as a percentage of average loans outstanding were 0.15% in 2006, 0.12% in 2005, and 0.17% in 2004. The 2006 level of net charge-offs to average loans of 0.15% was low compared to the five-year average of 0.21%. Amounts of net loans charged-off during recent years are reasonable by industry standards. We incurred net charge-offs of $2.36 million in 2006, compared to $1.22 million during 2005 and $1.32 million during 2004. The increase in net charge-offs in 2006 is primarily attributable to the identification of a specifically identified loss related to one acquisition and development (A&D) relationship in Fairfield Financial’s interim lending portfolio. The allowance for loan losses on December 31, 2006 was 1.18% of outstanding net loans receivable, down from 1.27% at December 31, 2005 and 1.29% at December 31, 2004. The decrease in the percentage in 2006 is a result of the charge-offs incurred by Fairfield Financial. See “Nonperforming Assets” section on page 45 for further discussion.

Non-interest Income

2006 compared to 2005:

Non-interest income of $17.9 million in 2006 represented an increase of 8.5% or $1.4 million from $16.5 million recorded in 2005. Service charges on deposit accounts, which constitute 51% of non-interest income, are the largest component of non-interest income, generating $9.2 million for 2006, up from $7.4 million in 2005. Fees generated from our courtesy overdraft protection product accounted for $6.8 million, or 74% of service charges on deposits. The increase in fees from our courtesy overdraft product is also attributable to the significant growth in deposits during the year of $323.3 million or 25%, excluding the impact of 2006 acquisitions. The second largest component of non-interest income is mortgage banking income, which constituted 28% of non-interest income during 2006. Mortgage banking income increased $0.4 million, from $4.5 million in 2005 to $4.9 million in 2006. The increases in service charges and mortgage banking income are offset by losses of $1.6 million incurred in connection with the restructuring of the Company’s bond portfolio in December 2006.

2005 compared to 2004:

Non-interest income of $16.5 million in 2005 represented an increase of 12.2% or $1.8 million from $14.7 million recorded in 2004. Service charges on deposit accounts, which constitute 44.3% of non-interest income, are the largest component of non-interest income, generating $7.4 million for 2005, up from $6.5 million in 2004. Fees from our courtesy overdraft protection product, accounted for $5.3 million, or 72.4% of service charges on deposits. The courtesy overdraft product completed its fourth full year in 2005, but its growth was enhanced by the success of the high-performance checking program. The increase in fees from our courtesy overdraft product is also attributable to the significant growth in deposits during the year of $182.1 million or 22%, excluding the impact of the SouthBank and Rivoli BanCorp acquisitions. The second largest component of non-interest income is mortgage banking income, which constituted 27.5% of non-interest income during 2005. Mortgage banking income decreased $0.4 million from $4.9 million in 2004 to $4.5 million in 2005. The decrease in mortgage banking income is attributable to the slow down in the refinance market resulting from increasing interest rates. This decline was offset by commissions and fees generated by Fairfield Financial’s interim lending division. Commissions and fees increased 5.4% to $2.5 million over amounts reported in 2004.

Non-interest Expense

2006 compared to 2005:

Non-interest expense was $55.6 million for the year ended 2006, up 44.3% or $17.0 million, from $38.6 million in 2005. Salaries and benefits, the largest component of non-interest expense, constituting 58% of non-interest expense, increased $9.6 million to $32.4 million in 2006 from $22.8 million in 2005. Approximately $2.4 million of the increase in salaries and benefits is related to the hiring of employees in connection with the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank. Also contributing to the increase is the hiring of employees in connection with the acquisition of Rivoli BanCorp on December 31, 2005. The remainder of the increase is due to normal salary and benefit increases from merit increases and the hiring of new employees.

All other operating overhead increased by $7.4 million, or 48%, during 2006. Excluding the expenses incurred by the banks acquired during the year, other operating overhead increased approximately $5.8 million or 37%. Approximately $1.4 million is attributable to increased occupancy and equipment expenses resulting from the continued growth of the bank in our core markets. The increase is also attributable to a $795,000 increase in the amortization of intangibles resulting from the 2005 acquisitions of SouthBank and Rivoli BanCorp. Furthermore, approximately $590,000 of the increase is the result of increased audit and other professional fees. The remaining increase of $3.0 million is related to increases in various service-related expenses including appraisal fees and directors’ fees.

2005 compared to 2004:

Non-interest expense was $38.5 million for the year ended 2005, up 19.9% or $6.4 million, from $32.1 million in 2004. Salaries and benefits, the largest component of non-interest expense, constituting 59.2% of non-interest expense, increased $4.2 million to $22.8 million in 2005 from $18.6 million in 2004. Approximately $1.1 million of the increase in salaries and benefits is related to the hiring of approximately twenty employees in connection with the acquisition of SouthBank. The remainder of the increase is due to normal salary and benefit increases from merit increases and the hiring of new employees.

All other operating overhead increased by $2.2 million or 16.6% during 2005. Excluding SouthBank’s operating results for the seven months ended December 31, 2005, other operating overhead increased approximately $1,402,000 or 10.3%. The primary increases were due to the fees associated with and expenses incurred by the Company in connection with the acquisitions of SouthBank and Rivoli BanCorp as well as increases in directors’ fees and audit and accounting fees primarily attributable to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Tax Expense

Our consolidated federal and state income tax expense increased to $13.9 million in 2006, up from $9.3 million in 2005 and $6.9 million in 2004. The effective tax rate was 37.2%, 36.5% and 36.0% in 2006, 2005 and 2004, respectively. Our effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the balance sheet. See Note 9 to our Consolidated Financial Statements for a detailed analysis of income taxes.

Quarterly Results of Operations

The following table provides income statement recaps and earnings per share data for each of the four quarters for the years ended December 31, 2006 and 2005.

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For The Year 2006:
Interest Income	$44,415	$40,669	$34,214	$28,783	$148,081
Interest Expense	22,353	19,082	15,142	12,070	68,647

Net Interest Income	22,062	21,587	19,072	16,713	79,434
Provision For Loan Losses	1,873	1,226	739	630	4,468
Noninterest Income	3,086	4,986	4,917	4,917	17,906
Noninterest Expense	14,675	14,432	13,614	12,881	55,602

Income Before Income Taxes	8,600	10,915	9,636	8,119	37,270
Provision For Income Taxes	3,378	3,975	3,546	2,979	13,878

Net Income	$5,222	$6,940	$6,090	$5,140	$23,392

Net Income per Common Share:
Basic	$0.26	$0.38	$0.36	$0.36	$1.36
Diluted	0.26	0.37	0.36	0.35	1.33

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For The Year 2005:
Interest Income	$22,860	$21,259	$18,208	$15,865	$78,192
Interest Expense	8,864	7,976	6,162	4,837	27,839

Net Interest Income	13,996	13,283	12,046	11,028	50,353
Provision For Loan Losses	630	624	804	775	2,833
Noninterest Income	4,039	4,602	4,391	3,488	16,520
Noninterest Expense	10,519	10,263	9,326	8,437	38,545

Income Before Income Taxes	6,886	6,998	6,307	5,304	25,495
Provision For Income Taxes	2,507	2,509	2,397	1,897	9,310

Net Income	$4,379	$4,489	$3,910	$3,407	$16,185

Net Income per Common Share:
Basic	$0.34	$0.36	$0.32	$0.29	$1.31
Diluted	0.33	0.33	0.32	0.29	1.27

Distribution of Assets, Liabilities & Shareholders’ Equity

The following table presents condensed average balance sheets for the periods indicated, and the percentages of each of these categories to total average assets for each period.

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Years Ended December 31,
	2006	%	2005	%	2004	%
Assets:
Cash & Due From Banks	$51,442	2.54%	$32,483	2.62%	$26,089	2.68%
Time Deposits-Other Banks	2,851	0.14%	2,950	0.24%	1,539	0.16%
Federal Funds Sold	31,667	1.56%	13,328	1.08%	8,361	0.86%
Taxable Investment Securities	154,927	7.64%	101,992	8.24%	88,247	9.08%
Non-Taxable Investment Securities	19,976	0.98%	14,680	1.19%	16,206	1.67%
Loans, Net of Interest	1,599,508	78.84%	997,526	80.56%	775,274	79.75%
Loans Held for Sale	6,576	0.32%	6,726	0.54%	6,955	0.72%
Allowance for Loan Losses	(19,088)	(0.94)%	(12,583)	(1.02)%	(9,970)	(1.03)%
Bank Premises & Equipment	37,172	1.83%	21,367	1.73%	18,182	1.87%
Other Real Estate	2,172	0.11%	1,680	0.14%	2,330	0.24%
Intangible Assets	112,385	5.54%	43,025	3.48%	28,643	2.95%
Other Assets	29,318	1.44%	14,859	1.20%	10,235	1.05%

Total Assets	$2,028,906	100.00%	$1,238,033	100.00%	$972,091	100.00%

Liabilities and Shareholders’ Equity:
Deposits:
Non-Interest Bearing	$166,190	8.19%	$119,867	9.68%	$105,695	10.87%
Interest-Bearing	1,453,048	71.62%	881,625	71.21%	674,909	69.43%
Federal Funds Purchased and Repurchase Agreements Sold	29,874	1.47%	16,294	1.32%	10,871	1.12%
FHLB & Other Borrowings	108,997	5.37%	83,755	6.77%	80,003	8.23%
Demand Notes-US Treasury	—	0.00%	—	0.00%	21	0.00%
Other Liabilities	18,793	0.93%	10,031	0.81%	6,139	0.63%

Total Liabilities	1,776,902	87.58%	1,111,572	89.79%	877,638	90.28%

Common Stock	17,235	0.85%	10,062	0.81%	10,560	1.09%
Surplus	182,633	9.00%	76,527	6.18%	55,491	5.71%
Undivided Profits	52,136	2.57%	39,872	3.22%	28,402	2.92%

Total Shareholders’ Equity	252,004	12.42%	126,461	10.21%	94,453	9.72%

Total Liabilities and Shareholders’ Equity	$2,028,906	100.00%	$1,238,033	100.00%	$972,091	100.00%

As of December 31, 2006, total assets were $2.50 billion, an increase of $831.7 million, or 50% over 2005. Total loans and loans held for sale increased by $632.3 million, or 50%, in 2006. The increase in loans was the primary driver of asset growth during 2006. Excluding the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank, total assets increased $364.9 million or 22% and loans increased $280.3 million or 22%. Excluding our acquisitions, to fund our loan and asset growth, we increased deposits by $323.3 million and shareholders’ equity by $47.5 million.

As of December 31, 2005, total assets were $1.66 billion, an increase of $598.9 million, or 56% over 2004. Total loans and loans held for sale increased by $424.4 million, or 50%, in 2005. The increase in loans was the primary driver of asset growth during 2005. Excluding the acquisitions of SouthBank and Rivoli BanCorp, total assets increased $205.1 million or 19.3% and loans increased $151.2 million or 17.7%. Excluding our acquisitions, to fund our loan and asset growth, we increased deposits by $182.1 million and shareholders’ equity by $14.2 million.

Loan Portfolio

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2006 and 2005, loans receivable, net of unearned income, of $1.90 billion and $1.27 billion, respectively, amounted to 76.2% and 76.5% of total assets, and 96.5% and 98.5% of deposits. Loans, including loans held for sale amounted to 89.0% of all funding sources from interest-bearing liabilities at December 31, 2006 and 87.4% at December 31, 2005. Our loan portfolio grew by 49% from December 31, 2005 to December 31, 2006. Excluding the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank, our loan portfolio grew organically by 22% during 2006. Loan yields were 8.62% for 2006, compared to 7.27% for 2005 and 6.36% for 2004. Our allowance for loan losses as a percentage of loans receivable amounted to 1.18% at December 31, 2006, compared to 1.27% and 1.29% at December 31, 2005 and 2004, respectively.

The largest components of our loan portfolio are the real estate construction loans and the other mortgages secured by nonfarm, nonresidential properties. Real estate construction and land development loans, which constituted 51.4% of the loans outstanding at December 31, 2006, are loans secured by real estate made to finance land development and residential and commercial construction.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

(In Thousands)

	December 31,
	2006	2005	2004	2003	2002
Commercial	$142,537	$106,300	$86,575	$62,618	$42,613
Financial	—	—	—	—	20
Agricultural	2,029	3,035	3,179	1,359	1,449
Real Estate - Construction and Land Development	981,481	517,373	350,150	267,201	182,948
Real Estate - Mortgage:
Mortgage Loans Held for Sale	8,878	5,562	7,507	11,448	35,955
Other Mortgage:
Loans Secured by Farm Residential	16,926	5,627	3,879	3,804	3,271
Secured by 1-4 Family Residential Properties	223,518	199,072	128,770	107,424	55,361
Secured by Multifamily Residential Properties	30,084	18,366	13,660	6,036	1,149
Secured by Nonfarm Nonresidential Properties	458,070	376,302	220,593	213,799	132,635
Loans to Individuals	48,923	47,608	40,012	36,212	19,421

Total Loans	$1,912,446	$1,279,245	$854,325	$709,901	$474,822
Unearned Income	(2,467)	(1,564)	(1,053)	(771)	(421)

Total Net Loans	$1,909,979	$1,277,681	$853,272	$709,130	$474,401

Percentage of Total Portfolio:
Commercial	7.46%	8.32%	10.15%	8.83%	8.98%
Financial	0.00%	0.00%	0.00%	0.00%	0.00%
Agricultural	0.11%	0.23%	0.37%	0.19%	0.31%
Real Estate—Construction	51.39%	40.49%	41.04%	37.68%	38.56%
Real Estate—Mortgage:
Mortgage Loans Held for Sale	0.46%	0.44%	0.88%	1.61%	7.58%
Other Mortgage:
Loans Secured by Farm Residential	0.89%	0.44%	0.45%	0.54%	0.69%
Secured by 1-4 Family Residential Properties	11.70%	15.58%	15.09%	15.15%	11.67%
Secured by Multifamily Residential Properties	1.58%	1.44%	1.60%	0.85%	0.24%
Secured by Nonfarm Nonresidential Properties	23.98%	29.45%	25.85%	30.15%	27.96%
Loans to Individuals	2.56%	3.73%	4.69%	5.11%	4.09%

Total Loans	100.13%	100.12%	100.12%	100.11%	100.08%
Unearned Income	(0.13)%	(0.12)%	(0.12)%	(0.11)%	(0.08)%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

Lending Limits

When the amount of a loan or loans to a single borrower or relationship exceeds an individual officer’s lending authority, the lending decision must be approved by a more senior officer with the requisite loan authority, or the lending decision will be made by either the officers’ or directors’ loan committee.

Lending limits vary based on the type of loan and nature of the borrower. In general, however, we are able to loan to any one borrower a maximum amount equal to either 15% of total risk-based capital, or 25% of total risk-based capital if the amount that exceeds 15% is fully secured. As of December 31, 2006, our legal lending limit was approximately $32.2 million (unsecured) plus an additional $21.5 million (secured) for a total of approximately $53.7 million, for loans that meet federal and/or state collateral guidelines. Regardless of the legal lending limit, our internal guidelines limit the amount available to be loaned to any one borrowing relationship. We adjust the maximum amount available to any one borrower or relationship in accordance with an assigned credit grade. Every loan of material size is assigned a credit grade either by our credit administration department or by the appropriate approval committee, with grades denoting more credit risk receiving a lower in-house maximum. As a result, our exposure to loans with more risk should be limited by the credit grades assigned to those loans. These credit grades are reviewed regularly by bank management, regulatory authorities and our external loan review vendor for appropriateness and applicability.

Underwriting

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

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans restructured due to debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure and repossession. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan, or generally when loans are 60 days or more past due, the accrual of the applicable interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income, according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when factors indicated doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at December 31, 2006 amounted to approximately $37.2 million, or 1.94% of total loans and other real estate. This compares to approximately $9.4 million in nonperforming assets or 0.74% of total loans and other real estate at December 31, 2005.

The increase in nonperforming assets is primarily attributable to three A&D credit relationships totaling approximately $20 million that were placed on nonaccrual status during the fourth quarter of 2006. The change in status of these loans is primarily related to the borrowers’ illiquidity, not from problems or issues with the specific real estate projects involved. Management believes that the increase in nonperforming assets during 2006 is not indicative of a trend. Presently, the vast majority of the Company’s credits in this category continue to perform; however, management cannot predict the impact of future economic changes on our nonperforming assets. Further, the nonperforming assets represent less than 4% of the Company’s overall A&D portfolio and less than 2% of the Company’s total loan portfolio.

The following table sets forth our nonaccrual and past-due loans, along with other real estate owned at the end of the past five years, and the amount of interest foregone in 2006 on our nonperforming assets. There were no restructured loans during the periods presented.

NONPERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Nonperforming loans:
Nonaccrual loans	$34,401	$6,997	$6,214	$4,154	$4,349
Loans 90 days or more past due and still accruing	—	—	—	27	9

Total nonperforming loans	34,401	6,997	6,214	4,181	4,358
Other real estate owned	2,775	2,394	1,991	4,007	1,903

Total nonperforming assets	$37,176	$9,391	$8,205	$8,188	$6,261

Nonperforming assets to total loans and other real estate	1.94%	0.74%	0.96%	1.15%	1.31%

Allowance for loan losses to nonperforming loans	64.93%	230.78%	175.46%	224.99%	125.75%

At December 31, 2006 and December 31, 2005 there were no other loans classified for regulatory purposes as loss or doubtful that are not included in the table above, but there were other loans classified for regulatory purposes as substandard or special mention that are not included in the table above. However, management is aware of no such substandard or special mention loans not included above, which (1) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which any information causes management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. We have no loans in our portfolio to borrowers in foreign countries.

Loan concentrations exist when large amounts of money are loaned to multiple borrowers who would be similarly impacted by economic or other conditions. The loan portfolio is concentrated in various commercial, real estate and consumer loans to individuals and entities located in Middle Georgia, and to a lesser extent northern metropolitan Atlanta and Glynn County and in other Georgia markets where Fairfield Financial operates loan offices. As of December 31, 2006 and 2005, approximately 89.8% and 87.7%, respectively, of our loan portfolio was secured by real estate. These loans are well collateralized and, in management’s opinion, do not pose an unacceptable level of credit risk. The Company does make speculative loans to borrowers in that the collateral property has not been pre-sold or pre-leased. While these loans are inherently riskier due to the fact that the borrower may not be able to sell or lease the property as intended, the Company only makes these loans to established customers with a good history of prior developments. At December 31, 2006, the Company had outstanding speculative loans of approximately $510.5 million.

The largest components of our loan portfolio are the construction and land development loans and mortgage loans secured by nonfarm, nonresidential properties. Real estate construction and land development loans, which are 51.4% of the loan portfolio, are made to finance land development and residential and commercial construction. Mortgage loans secured by nonfarm, nonresidential properties, which are 24.1% of the portfolio, are loans made to finance the purchase or development of commercial properties such as hotels, motels, shopping centers, timber holdings, office buildings and convenience stores. Of the total, the largest collateral types are retail facilities (29.5%) and office facilities (20.8%).

We have no other interest-bearing assets that would be required to be disclosed as nonperforming assets if they were loans.

Summary of Loan Loss Experience

The following table summarizes loans charged-off, recoveries of loans previously charged-off and additions to the allowance for loan losses that have been charged to operating expense (i.e., provisions for loan losses) for the periods indicated. We have no lease financing or foreign loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of period	$16,148	$10,903	$9,407	$5,480	$4,099
Loans charged-off during the period:
Commercial, financial and agricultural	539	470	290	68	881
Real estate-construction	741	84	455	835	—
Real estate-mortgage	663	364	236	699	87
Loans to individuals	1,183	797	1,069	654	479

Total loans charged-off	3,126	1,715	2,050	2,256	1,447

Recoveries during the period of loans previously charged-off:
Commercial, financial and agricultural	121	103	170	136	149
Real estate-construction	1	5	37	3	1
Real estate-mortgage	57	16	46	187	2
Loans to individuals	584	372	474	109	73

Total loans recovered	763	496	727	435	225

Net loans charged-off during the period	2,363	1,219	1,323	1,821	1,222

Additions to allowance-provision expense	4,469	2,833	2,819	2,859	2,603

Business Combinations:
Homestead Bank	2,850	—	—	—	—
Neighbors Bancshares, Inc.	1,232	—	—	—	—
Rivoli BanCorp	—	2,211	—	—	—
SouthBank	—	1,420	—	—	—
Bank of Gray	—	—	—	2,889	—

Allowance for loan losses at end of period	$22,336	$16,148	$10,903	$9,407	$5,480

Allowance for loan losses to period end net loans	1.18%	1.27%	1.29%	1.35%	1.25%

Ratio of net loans charged-off during the period to average net loans outstanding during the period	0.15%	0.12%	0.17%	0.32%	0.28%

The allowance for loan losses as a percentage of net loans, excluding loans held for sale, decreased to 1.18% at December 31, 2006 from 1.27% at December 31, 2005. The decrease in the percentage is primarily attributable to the substantial loan growth during 2006 and increased charge-offs discussed in the preceding “Nonperforming Assets” section. Excluding our acquisitions, loans increased $280.6 million or 22% in 2006 from the prior year.

The provision for loan losses represents management’s determination of the amount necessary to be transferred to the allowance for loan losses to maintain a level that it considers adequate in relation to the risk of future losses inherent in the loan portfolio. It is the policy of our subsidiary Banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses that must be charged-off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the loan committees of our subsidiary Banks’ boards of directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of the Banks, the primary banking regulators may, from time to time, require additions to the Banks’ provisions for loan losses and allowances for loan losses if the regulators’ credit evaluations differ from those of management.

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the allowance, including current economic conditions, loan loss experience, regulatory guidelines and current levels of non-performing loans. Management believes that the balances of $22.3 million and $16.1 million in the allowance for loan losses at December 31, 2006 and 2005, respectively, were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio or that our allowance for loan losses will be sufficient to absorb such unexpected losses.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded, through a charge to earnings, as an adjustment to the allowance for loan losses. When management considers a loan, or a portion thereof, as uncollectible, it is charged against the allowance for loan losses.

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

The following table shows a five-year comparison of the allocation of the allowance for loan losses based on loan categories. The loan balance in each category is expressed as a percentage of the total loans at the end of the respective periods.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, financial and agricultural	$1,357	7%	$1,109	9%	$872	10%	$677	9%	$1,184	9%
Real estate-construction	9,212	52%	5,248	41%	3,576	41%	2,860	38%	877	39%
Real estate-mortgage	6,839	38%	6,078	46%	3,838	44%	3,612	48%	1,271	48%
Loans to individuals	459	3%	483	4%	436	5%	376	5%	1,052	4%
Unallocated	4,469	—	3,230	—	2,181	—	1,882	—	1,096	—

Total allowance for loan losses	$22,336	100%	$16,148	100%	$10,903	100%	$9,407	100%	$5,480	100%

Investment Portfolio

The investment securities portfolio is another major interest-earning asset and consists of debt and equity securities categorized as either “Available for Sale” or “Held to Maturity.” Given our strong loan demand, the investment portfolio is viewed primarily as a source of liquidity, with yield as a secondary consideration. Because the investment portfolio is primarily for liquidity purposes, the investment portfolio has a relatively short effective duration of 2.55 years. The investment portfolio also serves to balance interest rate risk and credit risk related to the loan portfolio.

As of December 31, 2006, our portfolio of bonds and equity investments amounted to $229.9 million, or 9.2% of total assets, compared to $151.0 million, or 9.1% of total assets at December 31, 2005. Excluding securities acquired from Neighbors Bancshares, Inc. and Homestead Bank, the Company’s total investment portfolio was $189.0 million at December 31, 2006.

The average tax-equivalent yield on the portfolio was 4.74% for the year 2006 versus 4.25% in 2005 and 4.24% in 2004. During 2006, net (losses) gains on the sale of securities were $(1.6 million), compared to losses and gains of less than $0.1 million in 2005 and 2004, respectively. In December 2006, the Company restructured its bond portfolio and sold a total of approximately $54 million in bonds with lower yielding rates at a loss of approximately $1.3 million to reinvest in higher-yielding bonds.

At December 31, 2006, the major portfolio components, based on amortized or accreted cost, included 57.7% in mortgage-backed securities issued by U.S. government agencies; 29.0% in other bonds of U.S. government agencies; 9.2% in state, county and municipal bonds; 3.3% in restricted stocks; and 0.8% in other securities. As of December 31, 2006, the investment portfolio had gross unrealized gains of $0.4 million and gross unrealized losses of $1.4 million for a net unrealized loss of $1.0 million. As of December 31, 2005, the portfolio had a net unrealized loss of $2.4 million. In accordance with SFAS No. 115, shareholders’ equity included net unrealized losses of $0.6 million for December 31, 2006 and net unrealized losses of $1.6 million for December 31, 2005 recorded on the Available for Sale portfolio, net of deferred tax effects. No trading account has been established by us and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2006, 2005 and 2004. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost. Unrealized gains and losses on securities Available for Sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of shareholders’ equity.

INVESTMENT SECURITIES

(Dollars in thousands)

	December 31,
	2006	2005	2004
Securities Available for Sale:
U. S. Treasury	$—	$—	$815
U. S. Government Agencies
Mortgage-Backed	132,289	76,713	62,623
Other	66,828	46,190	24,796
State, County & Municipal	20,096	20,068	15,205
Other Investments (Restricted stocks & Other)	9,487	7,665	5,589

	$228,700	$150,636	$109,028

Securities Held to Maturity:
U. S. Treasury	$—	$—	$—
U. S. Government Agencies
Mortgage-Backed	—	—	—
Other	—	—	999
State, County & Municipal	1,240	350	1,385
Other Investments	—	—	—

	$1,240	$350	$2,384

Total Investment Securities:
U. S. Treasury	$—	$—	$815
U. S. Government Agencies
Mortgage-Backed	132,289	76,713	62,623
Other	66,828	46,190	25,795
State, County & Municipal	21,336	20,418	16,590
Other Investments	9,487	7,665	5,589

	$229,940	$150,986	$111,412

The following table illustrates the contractual maturities and weighted average yields of investment securities Available for Sale held at December 31, 2006. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a tax-equivalent basis using a statutory federal income tax rate of 35%. At December 31, 2006, the Company had $1.24 million carrying value ($1.21 million of fair value) of State, County and Municipal investment securities classified as held to maturity, with an average yield of 5.47% with all securities maturing in either the within one year or the one to five year time periods.

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

(Dollars in thousands)

	Investment Securities at December 31, 2006
	Held to Maturity			Available for Sale
	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
Mortgage-Backed
Government Agencies:
Within 1 Year	$—	0.00%	$—	$343	4.85%	$345
After 1 through 5 Years	—	0.00%	—	94,169	4.94%	93,369
After 5 through 10 Years	—	0.00%	—	38,250	5.42%	38,143
More Than 10 Years	—	0.00%	—	421	6.88%	432

	$—	0.00%	$—	$133,183	5.08%	$132,289

Other U.S. Government Agencies:
Within 1 Year	$—	0.00%	$—	$47,882	6.87%	$47,774
After 1 through 5 Years	—	0.00%	—	5,526	5.44%	5,521
After 5 through 10 Years	—	0.00%	—	13,640	5.37%	13,534
More Than 10 Years	—	0.00%	—	—	0.00%	—

	$—	0.00%	$—	$67,048	6.43%	$66,829

State, County and Municipal:
Within 1 Year	$240	7.45%	$240	$1,882	4.08%	$1,876
After 1 through 5 Years	—	0.00%	—	9,804	5.58%	9,785
After 5 through 10 Years	1,000	5.00%	973	5,390	6.44%	5,539
More Than 10 Years	—	0.00%	—	2,917	6.52%	2,895

	$1,240	5.47%	$1,213	$19,993	5.81%	$20,095

Other Investments (FHLB & Other):
Within 1 Year	$—	0.00%	$—	$—	0.00%	$—
After 1 through 5 Years	—	0.00%	—	1,791	6.05%	1,775
After 5 through 10 Years	—	0.00%	—	—	0.00%	—
More Than 10 Years	—	0.00%	—	7,712	5.72%	7,712

	$—	0.00%	$—	$9,503	5.78%	$9,487

Total Securities:
Within 1 Year	$240	7.45%	$240	$50,107	6.75%	$49,995
After 1 through 5 Years	—	0.00%	—	111,290	5.04%	110,450
After 5 through 10 Years	1,000	5.00%	973	57,280	5.50%	57,216
More Than 10 Years	—	0.00%	—	11,050	5.98%	11,039

	$1,240	5.47%	$1,213	$229,727	5.57%	$228,700

As of December 31, 2006 and 2005, we had no holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded 10% of shareholders’ equity, excluding U.S. Government and agency issues.

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2006 were $2.0 billion, an increase of 53% from $1.3 billion at December 31, 2005. Average deposits in 2006 were $1.6 billion, an increase of 62% from $1.0 billion during 2005. Excluding the deposits acquired in our acquisitions of Neighbors Bancshares, Inc. and Homestead Bank, deposits at December 31, 2006 increased $323.3 million or 25% over the balances at December 31, 2005. The average cost of deposits, considering non-interest checking accounts, was 3.75% during 2006, up from 2.37% during 2005 and 1.50% for 2004. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source. On an average basis for the year 2006, 10.3% of our deposits were held in non-interest-bearing checking accounts, 28.2% were in lower yielding interest-bearing transaction, money market and savings accounts, and 61.5% were in time certificates with higher yields. Comparable average deposit mix percentages during 2005 were 12.0%, 25.8% and 62.2%, respectively. We hold no deposit funds from foreign depositors.

To help generate additional local, low-cost consumer core deposits, we continued a comprehensive marketing program during 2006. The program has been, in our view, extremely successful. For the year ended December 31, 2006, we opened 3,062 new transaction accounts primarily through the efforts of our High Performance Checking campaign.

The following table reflects average balances of deposit categories for the years 2006, 2005 and 2004.

AVERAGE DEPOSITS

(Dollars in thousands)

	Years Ended December 31,
	2006	%	2005	%	2004	%
Non-Interest-Bearing Demand Deposits	$166,190	10.27%	$119,867	11.97%	$105,695	13.54%
Interest-Bearing Demand Deposits	310,624	19.18%	158,264	15.80%	81,385	10.43%
Money Market Accounts	127,456	7.87%	80,640	8.05%	85,886	11.00%
Savings Deposits	19,268	1.19%	19,969	1.99%	19,299	2.47%
Time Deposits of $100,000 or More	571,992	35.32%	317,143	31.67%	195,300	25.02%
Other Time Deposits	423,708	26.17%	305,609	30.52%	293,039	37.54%

	$1,619,238	100.00%	$1,001,492	100.00%	$780,604	100.00%

The following table outlines the maturities of certificates of deposit of $100,000 or more as of December 31, 2006, 2005 and 2004. All of our time deposits as of December 31, 2006 are certificates of deposit.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(In Thousands)

	December 31,
	2006	2005	2004
As of the End of Period:
3 Months or Less	$209,359	$96,263	$37,573
Over 3 Months through 6 Months	245,712	106,542	59,843
Over 6 Months through 12 Months	244,429	142,354	100,918
Over 12 Months	48,731	48,784	35,182

	$748,231	$393,943	$233,516

Borrowed Funds

Our interest-bearing sources of borrowed funds at December 31, 2006 totaled $175.6 million. The major component was $83.5 million in various advances from the FHLB. We have borrowed from the FHLB under two separate programs. The first program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our Banks have pledged residential first-mortgage loans, commercial real estate loans and investment securities of $401.1 million as collateral to secure available lines of credit. At December 31, 2006, our lendable collateral value, which represents approximately 34.2% of eligible collateral, was $137.1 million, $53.7 million of which was available. These advances have maturities in varying amounts through March 2011 and interest rates ranging from 3.19% to 5.92%. The second FHLB program allowed for advances to our Banks under a warehouse line secured by our loans held for sale. This warehouse line matured on January 24, 2005. Total outstanding advances from the FHLB averaged $67.1 million during 2006, with an average interest cost of 4.84%. Of the $83.5 million in FHLB advances outstanding at December 31, 2006, $13.5 million, or 16.0%, mature during 2007. Another $60.0 million, or 72%, mature in 2008, and another $5.0 million or 6.0% mature in 2010. The remaining $5.0 million, or 6.0%, mature after four years. In connection with our acquisitions of Neighbors Bancshares, Inc. and Homestead Bank, we assumed $25.0 million in FHLB advances that mature in 2007. In 2005, FHLB advances averaged $58.6 million with an average interest cost of 3.37%.

We have a revolving line of credit with The Bankers Bank in Atlanta, Georgia totaling $17 million. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary), Security Bank of Houston County and Security Bank of Jones County as collateral, and carries a floating interest rate of prime minus 100 basis points on $14 million and prime minus 50 basis points on $3 million. We use the revolving line of credit primarily to provide capital injections as necessary to our subsidiary Banks. At December 31, 2006 and 2005 the outstanding balance on the revolving line of credit was zero. The Company did not borrow under the line of credit during 2006. Per an agreement with the Federal Reserve Bank of Atlanta, we may not draw more than $4 million on the line of credit without prior approval. For 2005, the average balance was $5.4 million at a cost of 6.80%.

As a result of our acquisition of Rivoli BanCorp in December 2005, we assumed a line of credit for $2 million with a correspondent bank. The line of credit matures on March 6, 2007 and interest is payable quarterly based on the prime rate. There was no outstanding balance at December 31, 2006.

During the fourth quarter of 2002, we issued $18.0 million in trust preferred securities. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.25%, which rate equaled 8.62% at December 31, 2006. We used the proceeds from the offering to retire holding company debt and to fund our acquisition of Security Bank of Jones County.

In December 2005, we issued an additional $19.0 million in trust preferred securities. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. We used the proceeds from the offering to pay off our line of credit with The Bankers Bank and to fund the acquisition of the Rivoli BanCorp. The trust preferred securities issued by the trust in 2005, and the junior subordinated debentures we issued to the trust in connection with that offering, bear a fixed rate of interest equal to 6.46% annually for the first five years and a floating rate of interest, reset quarterly, equal to the three-month LIBOR rate plus 1.40% annually thereafter. In each case, the trust preferred securities and related junior subordinated debentures issued by us have a maturity of 30 years and are redeemable after five years, subject to certain conditions and limitations.

In connection with our acquisition of Rivoli BanCorp, we assumed $3.0 million in junior subordinated debentures it had issued to a trust subsidiary in connection with an issuance of trust preferred securities. Rivoli

BanCorp’s trust subsidiary issued trust preferred securities in 2002 through a pool sponsored by Wells Fargo Bank. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures have a 30-year maturity and are redeemable after five years, subject to certain conditions and limitations. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.45%, which rate equaled 8.82% at December 31, 2006.

The following table outlines our various sources of borrowed funds during the years 2006, 2005 and 2004, the amounts outstanding at year end, at the maximum point for each component during the three years and on average for each year, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the calendar years shown.

BORROWED FUNDS

(Dollars in thousands)

	31-Dec Balance	Maximum Month-End Balance	Average Balance	Interest Expense	Average Interest Rate
For The Year 2006:
Federal Home Loan Bank Advances	$83,450	$107,427	$67,097	$3,246	4.84%
Correspondent Bank Line of Credit	—	1,600	662	46	6.95%
Securities Sold Under Agreements to Repurchase	25,917	30,309	18,513	840	4.54%
Federal Funds Purchased	25,000	42,576	11,361	629	5.54%
Subordinated Debentures	41,238	41,238	41,238	3,147	7.63%

Total Borrowed Funds	$175,605	$223,150	$138,871	$7,908	5.69%

For The Year 2005:
Federal Home Loan Bank Advances	$85,427	$85,427	$58,618	$1,975	3.37%
Correspondent Bank Line of Credit	1,600	12,950	6,411	368	5.74%
Securities Sold Under Agreements to Repurchase	15,219	15,219	6,868	206	3.00%
Federal Funds Purchased	28,657	28,657	9,426	322	3.42%
Subordinated Debentures	41,238	41,238	18,726	1,241	6.63%

Total Borrowed Funds	$172,141	$183,491	$100,049	$4,112	4.11%

For The Year 2004:
Federal Home Loan Bank Advances	$67,136	$71,283	$58,924	$1,546	2.62%
Correspondent Bank Line of Credit	—	10,000	2,522	77	3.05%
Securities Sold Under Agreements to Repurchase	5,338	6,786	5,598	56	1.00%
Federal Funds Purchased	16,473	16,473	5,273	89	1.69%
Demand Note U.S. Treasury	—	12	21	—	0.00%
Subordinated Debentures	18,557	18,557	18,557	902	4.86%

Total Borrowed Funds	$107,504	$123,111	$90,895	$2,670	2.94%

Capital Resources and Dividends

We place an emphasis on maintaining an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. We continue to exceed all minimum regulatory capital requirements as shown in the table below. Our equity capital of $306.4 million at December 31, 2006 amounts to 12.3% of total assets, compared to 10.8% at December 31, 2005, and 10.0% at December 31, 2004. On average, our equity capital was 12.4% of assets during 2006, compared to 10.2% for 2005 and 9.7% for 2004. The increase in the capital ratios in 2006 was primarily due to our issuance of approximately $67.2 million in new equity capital in connection with the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank. In addition, in May 2006, the Company sold 1,725,000 shares of its common stock in a public offering that generated $35.9 million in additional capital.

Our market capitalization increased from $335.1 million at the end of 2005 to $437.4 million at the end of 2006, an increase of 31%. The increase in market capitalization was primarily due to the issuance of common stock discussed above.

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

•

expanding into northern metropolitan Atlanta through our 2005 and 2006 acquisitions of SouthBank (Security Bank of North Metro), Neighbors Bancshares, Inc. (Security Bank of North Fulton) and Homestead Bank (Security Bank of Gwinnett County);

Potential uses of our capital base could include future acquisitions and de novo branches.

Current regulatory standards require bank holding companies to maintain a minimum risk-based capital ratio of qualifying total capital to risk weighted assets of 8.0%, with at least 4.0% of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0%. Additionally, the regulatory agencies define a well-capitalized bank as one that has a Tier 1 leverage ratio of at least 5.0%, a Tier 1 capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10%. As of December 31, 2006, we had a Tier 1 leverage ratio of 9.70%, a Tier 1 capital ratio of 10.51%, and a total risk-based capital ratio of 11.59%, and were therefore “well-capitalized” according to all regulatory guidelines. Maintaining these capital levels is crucial to our growth strategy, because the Federal Reserve Bank of Atlanta has indicated that it will not approve any future acquisition whereby the resulting combined company is not “well-capitalized” at the holding company level.

The following table demonstrates our capital ratio calculations as of December 31, 2006 and 2005.

CAPITAL RATIOS

(Dollars in thousands)

	December 31,
	2006	2005
As of End of Period:
Tier 1 Capital:
Total Equity Capital	$306,407	$179,305
Net Unrealized Losses on Available for Sale Securities	552	1,599
Qualifying Subordinated Debentures Related to Trust Preferred Securities	40,000	40,000
Less Disallowed Goodwill and Other Intangible Assets	129,717	80,636

Total Tier 1 Capital	217,242	140,268

Tier 2 Capital:
Eligible Portion of Allowance for Loan Losses	22,336	15,858

Total Tier 2 Capital	22,336	15,858

Total Risk Based Capital	$239,578	$156,126

	Regulatory Requirement:		December 31,
	Minimum	Well Capitalized	2006	2005
Total Risk Based Capital Ratio	8.00%	10.00%	11.47%	11.27%
Tier 1 Capital Ratio	4.00%	6.00%	10.40%	10.12%
Tier 1 Capital to Average Assets	4.00%	5.00%	9.70%	9.72%

We declared and paid cash dividends of $5,264,962, or $0.30 per share of common stock, during 2006, up from $3,271,320, or $0.26 per share, during 2005 and $2,483,659, or $0.22 per share, in 2004. The ratios of cash dividends paid to net income for these years were 22.1%, 19.9% and 20.0%, respectively. Since the commencement of cash dividend payments in 1992, our board of directors has consistently declared and paid dividends on a quarterly basis.

As of December 31, 2006, $40 million of junior subordinated debentures related to trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46, Consolidation of Variable Interest Entities, however, the trust subsidiary must be deconsolidated for accounting purposes. The Federal Reserve recently adopted amendments to its capital adequacy rules that explicitly deduct goodwill and intangibles from equity in determining the amount of trust preferred securities and other “restricted core capital elements” that can be included in Tier 1 Capital.

Liquidity

Primarily through the actions of our subsidiary Banks, we engage in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area, including an Internet-based national CD service. Management has found that most non-relationship oriented retail CDs are interchangeable with wholesale funding sources such as brokered deposits and national market CDs and alternates between these sources depending on the relative cost.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2006, we held $221.2 million in bonds (excluding restricted stock) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although a portion of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs. At December 31, 2006, approximately $115.5 million, or 52%, of our Available for Sale investment portfolio was pledged to secure deposits, repurchase agreements and for other related purposes.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2006 and 2005, our subsidiary Banks had $748.2 million and $393.9 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 42% and 35% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Our local market deposit sources have not been sufficient to fund the Company’s strong loan growth trends over the past five years. As a result, our Banks supplemented deposit sources with brokered deposits and Internet-based certificates of deposit. As of December 31, 2006 the Banks reported $410.1 million, or 21% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 5.29%. Additionally, the Banks use external wholesale or Internet services to obtain out of market certificates of deposits at competitive interest rates as needed. As of December 31, 2006, the Banks reported $70.6 million in wholesale CDs, representing 3.6% of total deposits and carrying a weighted average rate of 5.14% at year end.

To plan for contingent sources of funding not satisfied by both local and out of market deposit balances, we have established multiple borrowing sources to augment our funds management. At the holding company level, we have an unsecured line of credit, and borrowing capacity also exists through the membership of our subsidiary Banks in the FHLB program. At December 31, 2006 we had, at the holding company level, a $17.0 million revolving line of credit with The Bankers Bank, with zero outstanding at year end. Per an agreement with the Federal Reserve Bank of Atlanta, the Company will not borrow more than $4.0 million under the line of credit with the Bankers Bank without prior approval. This line of credit is secured by the common stock of three of our subsidiary Banks and indirectly, the stock of Fairfield Financial. Based on the collateral value of assets pledged to the FHLB at December 31, 2006 under our two programs for advances, our subsidiary Banks had total borrowing capacity of up to $137.1 million, of which $83.5 million was drawn and outstanding at year end. Our subsidiary Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $155 million in capacity at December 31, 2006. Approximately $25.0 million of our federal funds lines were in use at year end. Management believes that the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Interest Rate Risk Management

We have successfully managed the level of our net interest margin since 2001, despite the pressure on our net interest margin from a low interest rate environment that has evolved into a moderate rate environment with an inverted yield curve. Our net interest margin was 4.40% in 2006, 4.46% in 2005 and 4.45% in 2004. As noted above, we have been successful in generating low cost transaction accounts, as well as selectively alternating between retail CDs, borrowed funds and Internet/brokered CDs to generate the lowest cost funding sources available.

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

Using the outlook for market interest rates at December 31, 2006 and using actual pricing experience immediately preceding the projection, our simulation model projects a net interest margin of 4.3% for the twelve-month period ending December 31, 2007. This compares to a net interest margin of 4.4% for the year ended December 31, 2006. The net interest margin is projected to be 4.3%, 4.2% and 4.2% for a 100, 200 and 300 basis-point fall in rates, respectively. Assuming a 100 basis-point rise in rates over year end market levels, the net interest margin is projected to be 4.4% for the 12-month horizon. The net interest margin is projected to be 4.5% and 4.6% for a 200 and 300 basis-point rise in rates, respectively, over the same measurement period. Our interest rate risk profile shows a fairly balanced position for both rising and falling rates, with our balance sheet as of December 31, 2006 being slightly asset-sensitive. The consensus Blue Chip Economic Forecast at December 31, 2006 predicts the yield curve will no longer be inverted in the second half of 2007, and will remain flat through the first half of 2008. Accordingly, we are closely monitoring the estimated effects of these forecasted rates.

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheets as of December 31, 2006 and 2005 at various repricing intervals. This gap analysis indicates that we had a slightly asset-sensitive balance sheet over a one-year time horizon at December 31, 2006, with cumulative rate-sensitive assets amounting to 105% of cumulative rate-sensitive liabilities. At December 31, 2005, our balance sheet was slightly asset-sensitive over a one-year time horizon, with rate-sensitive assets amounting to 103% of rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that our current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2006
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (1)	$100,231	$18,406	$44,018	$68,311
Loans, Net of Unearned Income (2)	1,339,383	315,108	222,608	10,544
Other Earning Assets	96,570	—	—	96,570

Interest Sensitive Assets	1,536,184	333,514	266,626	78,855

Nonmaturity Deposits	429,580	35,433	185,741	75,404
Time Deposits	322,935	817,543	103,996	295
Other Borrowings	169,666	3,959	1,980	—

Interest Sensitive Liabilities	922,181	856,935	291,717	75,699

Interest Sensitivity Gap	$614,003	$(523,421)	$(25,091)	$3,156

Cumulative Interest Sensitivity Gap	$614,003	$90,582	$65,491	$68,647

Cumulative Interest Sensitivity Gap as a % of Total Interest Sensitive Assets	27.72%	4.09%	2.96%	3.10%

Cumulative Interest Sensitive Assets as a % of Cumulative Interest Sensitive Liabilities	166.58%	105.09%	103.16%	103.20%

	December 31, 2005
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (1)	$29,588	$16,900	$93,916	$13,025
Loans, Net of Unearned Income (2)	683,098	220,282	352,135	6,018
Other Earning Assets	40,092	—	—	—

Interest Sensitive Assets	752,778	237,182	446,051	19,043

Nonmaturity Deposits	167,267	54,922	292,394	61,373
Time Deposits	152,002	437,911	125,272	112
Other Borrowings	133,363	17,171	15,920	5,686

Interest Sensitive Liabilities	452,632	510,004	433,586	67,171

Interest Sensitivity Gap	$300,146	$(272,822)	$12,465	$(48,128)

Cumulative Interest Sensitivity Gap	$300,146	$27,324	$39,789	$(8,339)

Cumulative Interest Sensitivity Gap as a % of Total Interest Sensitive Assets	20.63%	1.88%	2.73%	(0.57)%

Cumulative Interest Sensitive Assets as a % of Cumulative Interest Sensitive Liabilities	166.31%	102.84%	102.85%	99.43%

(1)	Excludes the effect of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, consisting of a net unrealized loss of $1,027 in 2006 and a net unrealized loss of $2,445 in 2005. Includes FHLB stock & other equity securities.

(2)	Includes loans held for sale, net of allowance.

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2006.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(Dollars in thousands)

	December 31, 2006
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial and agricultural	$72,889	$65,952	$5,725	$144,566
Real estate-construction	735,033	240,360	6,088	981,481

Total	$807,922	$306,312	$11,813	$1,126,047

Loans shown above due after one year:
Having predetermined interest rates				$85,406
Having floating interest rates				232,719

Total				$318,125

Contractual Obligations

As of December 31, 2006, we are contractually obligated under long-term agreements as follows:

CONTRACTUAL OBLIGATIONS

(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank Advances	$83,450	$13,450	$60,000	$10,000	$—
Subordinated Debentures	41,238	—	—	—	41,238
Operating Leases	3,041	709	1,052	953	327
Deferred Compensation	1,068	—	—	—	1,068

Total	$128,797	$14,159	$61,052	$10,953	$42,633

The FHLB bank advances program is a Blanket Agreement for Advances and Security Agreement with the FHLB, under which our subsidiaries have pledged residential first-mortgage loans, commercial real estate loans and investments securities as collateral to secure available lines of credit.

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

Deferred compensation plans are maintained by four of our subsidiary Banks. These plans are for specific officers to defer current compensation until termination, retirement, death or an unforeseeable emergency. The contracts were initially funded through the purchase of life insurance policies.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.

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

Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk as of December 31, 2006:

Standby and performance letters of credit	$20,833,000
Unfulfilled loan commitments	$458,920,000

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

Inflation

Inflation impacts our financial condition and operating results. However, because most of the assets of the Banks are monetary in nature, the effect is less significant compared to other commercial or industrial companies with heavy investments in inventories and fixed assets. Inflation influences the growth of total banking assets, which in turn produces a need for an increased equity capital base to support growing banks. Inflation also influences interest rates and tends to raise the general level of salaries, operating costs and purchased services. Our mortgage division is particularly impacted by swings in the interest rate cycle. We have not attempted to measure the effect of inflation on various types of income and expense due to difficulties in quantifying the impact. Management’s awareness of inflationary effects has led to various operational strategies to cope with its impact. We engage in various asset/liability management strategies to control interest rate sensitivity and minimize exposure to interest rate risk. Prices for banking products and services are continually reviewed in relation to current costs, and overhead cost cutting is an ongoing task.

Reconciliation of Non-GAAP Financial Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP measures typically adjust GAAP performance measures to exclude the effects of significant gains, losses or expenses that are unusual in nature and not expected to recur. The non-GAAP financial measures included in this Annual Report on Form 10-K are referred to as “net operating income,” “basic operating earnings per share” and “diluted operating earnings per share,” which exclude losses on the sale of investment securities and gains on the early prepayment of advances with the Federal Home Loan Bank. Please note that the calculation of earnings per share and operating earnings per share is based on the Company’s net income and weighted average shares outstanding during the fourth quarter of 2006, 2005 and 2004 and the fiscal years ended December 31, 2006, 2005 and 2004. Since these items and their impact on the Company’s performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important for a proper understanding of the operating results of the Company’s core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A reconciliation of GAAP to non-GAAP measures is included in the table below.

GAAP TO NON-GAAP RECONCILIATION TABLE

(Dollars in thousands, except per share data)

	2006		2005		2004
	YTD	4th Quarter	YTD	4th Quarter	YTD	4th Quarter

Net income	$23,392	$5,222	$16,185	$4,379	$12,319	$3,417
Effect of securities losses (gains), net of tax	980	808	4	—	(8)	(2)
Effect of prepayment of FHLB advances, net of tax	(174)	—	—	—	—	—

Net operating income	$24,198	$6,030	$16,189	$4,379	$12,311	$3,415

Basic earnings per share	$1.36	$0.26	$1.31	$0.34	$1.10	$0.29
Effect of securities losses (gains), net of tax	0.06	0.05	—	—
Effect of prepayment of FHLB advances, net of tax	(0.01)	—	—	—	—	—

Basic operating earnings per share	$1.41	$0.31	$1.31	$0.34	$1.10	$0.29

Diluted earnings per share	$1.33	$0.26	$1.27	$0.33	$1.07	$0.29
Effect of securities losses (gains), net of tax	0.06	0.05	—	—	—	—
Effect of prepayment of FHLB advances, net of tax	(0.01)	—	—	—	—	—

Diluted operating earnings per share	$1.38	$0.31	$1.27	$0.33	$1.07	$0.29

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item 7A is set forth under the heading “Interest Rate Risk Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on Page 28.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Security Bank Corporation (SBKC) is responsible for establishing and maintaining adequate internal control over financial reporting. SBKC’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The scope of our assessment with respect to the year ended December 31, 2006 included all of our operations other than those that we acquired in the March 31 and July 31 acquisitions of substantially all of the assets and liabilities of Neighbors Bancshares, Inc. and Homestead Bank (which we refer to as the “the acquisitions”), respectively. Because we acquired these operations during the fiscal year, we excluded these operations from our assessment with respect to the year ended December 31, 2006. The following consolidated totals include these entities whose internal controls have not been assessed: total assets as of December 31, 2006 and total revenues for the year ended December 31, 2006 were $532.1 million and $19.8 million, respectively. SEC rules require that we include in our assessment of the internal control over financial reporting of the acquired entities’ operations within one year after the date of the acquisitions. Based on our assessment, excluding the operations discussed above, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Attestation Report of the Registered Public Accounting Firm

SBKC’s independent auditors have issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this Annual Report on 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B	OTHER INFORMATION

None.

Part III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be set forth below and under the headings “Proposal I—Elections of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, and possibly elsewhere therein, and is incorporated herein by reference.

Directors

Name	Principal Occupation
Edward M. Beckham, II	Mr. Beckham is a partner in Beckham Bros. Distribution.

Alford C. Bridges	Mr. Bridges is President and Vice President of Whiteway Development Corporation d/b/a Appling Brothers.

Frank H. Childs, Jr.	Mr. Frank Childs is a partner in the Groover & Childs law firm. Mr. Childs is also the County Attorney for Jones County.

Thad G. Childs, Jr.	Mr. Thad Childs is the Senior Community Banker of Security Bank of Jones County.

Benjamin W. Griffith, III	Mr. Griffith is President and owner of Southern Pine Plantations, Inc.

Ruthie G. McMichael	Ms. McMichael has been a teacher in Jones County Public Schools for 27 years and is the Media Specialist at Clifton Ridge Middle School.

Robert T. Mullis	Mr. Mullis holds ownership interests in various businesses and in real estate holdings.

Ben G. Porter	Mr. Porter is Chairman of Filmworks USA.

John W. Ramsey	Mr. Ramsey retired as the Chairman and Chief Executive Officer of Fairfield Financial Services, Inc., a wholly owned subsidiary of Security Bank of Bibb County on December 31, 2006. Mr. Ramsey is President and owner of Rams Four Ltd. Mr. Ramsey owns Rams Head Ltd., a Subchapter S corporation that owns Group Financial Southeast (“GFSE”) and various other real estate holdings. He also owns Laurel Island Country Club Ltd.

T. Kevin Reece	Mr. Reece is the Chief Executive Officer of Sivica Investments.

Robert M. Stalnaker	Mr. Stalnaker is a managing partner in HealthQuest Technologies, LLC.

H. Cullen Talton, Jr.	Mr. Talton is the sheriff of Houston County, Georgia and a real estate developer.

Joe E. Timberlake, III	Mr. Timberlake is the treasurer of Flintlake, Inc., and a managing partner in Timberlands Partnership and Timberlake LLP.

H. Averett Walker	Mr. Rett Walker is the President and Chief Executive Officer of the Company.

Larry C. Walker	Mr. Larry Walker is an attorney with the firm of Walker, Hulbert, Gray & Byrd.

Richard W. White, Jr.	Mr. White is President and part owner of White Brothers Warehouse, Inc.

James R. Williams	Mr. Williams is Chairman and Chief Executive Officer of Parkway Office Suites, Ltd., President of Willford Corporation, LLC and a Partner in Flyboy Aviation Properties, LLC and Mathis Field, LLC.

Executive Officers

Name	Principal Occupation
Richard A. Collinsworth	Mr. Collinsworth is the Executive Vice President and Executive Credit Officer of the Company and also serves as President of Security Bank of Bibb County. He is also the Company’s Chief Operating Officer, and the Regional Executive for the Company’s Middle Georgia division.

James R. McLemore	Mr. McLemore is the Executive Vice President and Chief Financial Officer of the Company and Security Bank of Bibb County.

H. Averett Walker	See information under the heading “Directors” above.

Item 11	EXECUTIVE COMPENSATION

Information required by this item will be set forth under the headings “Executive Compensation,” “Additional Information Regarding Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Audit Committee Report” of the Proxy Statement, and possibly elsewhere therein. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement under the headings “Compensation Committee Report” and “Audit Committee Report” is deemed furnished with this Annual Report on Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement, and possibly elsewhere therein, and is incorporated herein by reference.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the headings “Corporate Governance” and “Transactions with Related Persons” of the Proxy Statement, and possibly elsewhere therein, and is incorporated herein by reference.

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth under the heading “Proposal IV—Ratification of Selection of the Independent Auditors” of the Proxy Statement, and possibly elsewhere therein, and is incorporated herein by reference.

Part IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report on Form 10-K is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. AVERETT WALKER
H. AVERETT WALKER
President/Director/Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities on March 15, 2007:

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

/s/ JAMES R. WILLIAMS JAMES R. WILLIAMS, Director

/s/ RICHARD A. COLLINSWORTH RICHARD A. COLLINSWORTH
Executive Vice President

/s/ JAMES R. MCLEMORE JAMES R. McLEMORE
Chief Financial Officer

/s/ LINDA L. CASSIDY LINDA L. CASSIDY
Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to registrant’s Registration Statement on Form S-4 (File No. 333-128767) filed with the Commission on October 3, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1, and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the Commission on April 13, 1998).

*10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371) filed with the Commission on September 4, 1996).

*10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 30, 1999).

*10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

*10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 (File
No. 333-103554) filed with the Commission on March 3, 2003).

*10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 (File
No. 333-103554) filed with the Commission on March 3, 2003).

*10.6	Employment Agreement with James R. McLemore dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to SBKC’s Registration Statement on Form S-4 (File
No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to registrant’s Form 10-Q/A (Commission File No. 000-23261) filed on May 22, 2006).

*10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

*10.9	2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-116592) filed with the Commission on June 17, 2004).

*10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 25, 2004).

*10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 25, 2004).

11	Statement of Computation of Earnings Per Share.

13	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2006 and 2005.

Exhibit No.	Description

21	Schedule of Subsidiaries of Registrant.

23	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

24	Powers of Attorney.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.