Form 10-Q
period 2007-03-31
SECURITY BANK CORP
filed 2007-05-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant’s Telephone Number (478) 722-6200

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 4, 2007
Common Stock, $1.00 par value	19,182,008 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS

	March 31, 2007 (Unaudited)	December 31, 2006
Cash and Due from Banks	$51,491	$63,245

Interest-Bearing Deposits With Other Banks	43,722	2,911

Federal Funds Sold	33,359	93,659

Investment Securities	183,461	222,418

Other Investments, at Cost	8,484	7,521

Loans Held for Sale	8,341	8,877

Loans Receivable, Net	1,993,661	1,878,765

Premises and Equipment	39,639	39,758

Long-Lived Assets Held for Sale	885	885

Other Real Estate	3,403	2,775

Goodwill	128,553	127,984

Core Deposit Intangible, net	4,863	5,110

Other Assets	41,741	40,163

Total Assets	$2,541,603	$2,494,071

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2007 (Unaudited)	December 31, 2006
Deposits	$2,019,089	$1,970,927

Borrowed Money	188,953	175,605

Other Liabilities	21,832	41,131

Commitments and Contingencies
Shareholders’ Equity
Common Stock, par value $1 per share; authorized 25,000,000 shares, issued 19,181,241 and 19,186,050 shares, respectively	19,181	19,186
Paid-In Capital	224,596	224,565
Retained Earnings	68,197	63,697
Restricted Stock – Unearned Compensation	(141)	(158)
Accumulated Other Comprehensive Loss, Net of Tax	(104)	(552)

	311,729	306,738
Treasury Stock, 19,736 shares, at Cost	—	(330)

Total Shareholders’ Equity	311,729	306,408

Total Liabilities and Shareholders’ Equity	$2,541,603	$2,494,071

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2007	2006
Interest Income
Loans, Including Fees	$42,940	$27,037
Investment Securities	2,394	1,506
Federal Funds Sold	629	178
Other	70	62

	46,033	28,783

Interest Expense
Deposits	21,385	9,930
Subordinated Debentures	788	771
FHLB Advances	658	1,057
Repurchase Agreements	300	132
Federal Funds Purchased	123	150
Other	2	30

	23,256	12,070

Net Interest Income	22,777	16,713

Provision for Loan Losses	1,260	630

Net Interest Income After Provision for Loan Losses	21,517	16,083

Noninterest Income
Service Charges on Deposits	2,098	2,104
Mortgage Banking Income	1,039	1,251
Securities Gains	2	—
Other	1,983	1,562

	5,122	4,917

Noninterest Expense
Salaries and Employee Benefits	9,551	7,762
Occupancy and Equipment	1,488	1,296
Professional Fees	626	475
Marketing Expense	612	519
Amortization – Core Deposit Intangible	247	199
Other	3,394	2,630

	15,918	12,881

Income Before Income Taxes	10,721	8,119

Income Taxes	3,935	2,979

Net Income	$6,786	$5,140

Basic Earnings Per Share	$0.35	$0.36

Diluted Earnings Per Share	$0.35	$0.35

Dividends Per Share	$0.09	$0.08

Weighted Average Common Shares Outstanding	19,163,157	14,414,994

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2007	2006
Net Income	$6,786	$5,140

Other Comprehensive Income, Net of Income Tax
Gains (Losses) on Securities Arising During the Year	447	(442)
Reclassification Adjustment	1	—

Unrealized Gains (Losses) on Securities	448	(442)

Comprehensive Income	$7,234	$4,698

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(IN THOUSANDS)

	Shares	Common Stock	Paid-In Capital	Retained Earnings	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2005	14,407	$14,407	$121,480	$45,570	$(223)	$(1,599)	$(330)	$179,305
Shares Issued in Connection with Contingent Payments	160	160	3,514					3,674
Stock Based Compensation Awards			119					119
Amortization of Unearned Compensation					16			16
Shares Issued in Acquisition	1,233	1,233	29,621					30,854
Shares Issued in Connection with Employee Stock Purchase Plan	2	2	51					53
Unrealized Loss on Securities Available for Sale						(442)		(442)
Cash Dividends				(1,078)				(1,078)
Net Income				5,140				5,140

Balance, March 31, 2006	15,802	$15,802	$154,785	$49,632	$(207)	$(2,041)	$(330)	$217,641

Balance, December 31, 2006	19,186	$19,186	$224,565	$63,697	$(158)	$(552)	$(330)	$306,408
Cumulative Effect of Change in Accounting Principle				(608)				(608)
Stock Based Compensation Awards			16					16
Amortization of Unearned Compensation					17			17
Shares Issued in Acquisition	11	11	239					250
Shares Issued in Connection with Employee Stock Purchase Plan	4	4	86					90
Retirement of Treasury Shares	(20)	(20)	(310)				330	—
Unrealized Gain on Securities Available for Sale						448		448
Cash Dividends				(1,678)				(1,678)
Net Income				6,786				6,786

Balance, March 31, 2007	19,181	$19,181	$224,596	$68,197	$(141)	$(104)	$—	$311,279

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2007	2006
Cash Flows from Operating Activities
Net Income	$6,786	$5,140
Adjustments to Reconcile Net Income to Net Cash (Used) Provided from Operating Activities
Expensing of Stock Options	16	119
Depreciation, Amortization and Accretion	1,019	898
Provision for Loan Losses	1,260	630
Securities Gains	(2)	—
(Gain) Loss on Sale of Other Real Estate	(47)	5
Provision for Losses on Other Real Estate	18	26
Loss on Sale of Premises and Equipment	—	42
Gain on Sales of Loans	(216)	(12)
Net Change in Loans Held for Sale	537	(2,213)
Payable to Neighbors Bancshares Shareholders	—	1,819
Payable to Rivoli BanCorp Shareholders	—	(4,220)
Payable for Purchased Securities	(21,544)	—
Net Change in Other Assets	(2,709)	(211)
Net Change in Other Liabilities	1,861	320

	(13,021)	2,343

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(40,811)	4,401
Purchase of Investment Securities Available for Sale	(8,489)	(3,981)
Proceeds from Disposition of Investment Securities
Available for Sale	48,191	12,358
Held to Maturity	240	100
Other Investments, Net	(963)	(336)
Loans to Customers, Net	(116,896)	(96,949)
Premises and Equipment, Net	(557)	(616)
Proceeds from the Sale of Other Real Estate	532	1,346
Goodwill Resulting from Contingent Cash Payments	—	(1,144)
Cash (Paid) Received in Business Acquisition, Net	(198)	5,990

	(118,951)	(78,831)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	50,471	123,238
Noninterest-Bearing Customer Deposits	(2,311)	5,071
Dividends Paid	(1,678)	(1,078)
Federal Funds Purchased and Repurchase Agreements	8,147	(25,604)
Borrowed Money, Net	5,200	(2,600)
Issuance of Common Stock	90	52

	59,919	99,079

Net (Decrease) Increase in Cash and Cash Equivalents	(72,053)	22,591

Cash and Cash Equivalents, Beginning	156,903	103,092

Cash and Cash Equivalents, Ending	$84,850	$125,683

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The condensed consolidated financial statements include Security Bank Corporation (the “Company”) and its wholly owned subsidiaries, Security Bank of Bibb County located in Macon, Georgia; Security Bank of Houston County located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro located in Woodstock, Georgia; Security Bank of North Fulton located in Alpharetta, Georgia; Security Bank of Gwinnett County located in Suwanee, Georgia; and Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, which has offices throughout Georgia. The financial statements also include CFS Wealth Management, LLC, an investment management and planning firm acquired in February 2007. All significant intercompany accounts have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2006, has been derived from audited financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this Quarterly Report on Form 10-Q have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2006.

Recently Adopted Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of this statement did not have a material impact on our financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning January 1, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. As the Company has no servicing assets or liabilities, the adoption of this statement did not have an impact on our financial condition, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, which was accounted for as a $607,789 reduction to the January 1, 2007 balance of retained earnings (for previous years) and tax expense of $33,053 for the three months ended March 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is presently evaluating the impact, if any, upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of the Statement. The Company is presently working to determine the potential impact on its financial condition, results of operations and cash flows.

Segment Reporting

Reportable segments are business units, which offer different products and services and require different management and marketing strategies. Management of the Company considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors included in consolidated noninterest income for the three-month periods ended March 31, 2007 and 2006 was $1.0 million and $1.3 million, respectively. Such income may fluctuate significantly with increases or decreases in mortgage rates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Business Combinations

On May 31, 2005, the Company acquired SouthBank, a community bank located in Woodstock, Georgia. The shareholders of SouthBank received $9.7 million in cash and 1.1 million common shares of the Company’s common stock. The excess of the purchase price over book value has been allocated to goodwill and the fair value of core deposit intangibles. The Company amortized $39,071 of the core deposit intangibles during the three months ended March 31, 2007 and 2006.

On December 31, 2005, the Company acquired Rivoli BanCorp, Inc., the parent of Rivoli Bank & Trust. Rivoli BanCorp was a community bank holding company located in Macon, Georgia. The shareholders of Rivoli BanCorp received $4.2 million in cash and 1.5 million shares of the Company’s common stock in a business combination accounted for as a purchase. In January 2006, Rivoli Bank & Trust was merged into Security Bank of Bibb County. The excess of the purchase price over book value has been allocated to goodwill, the fair value of premises and equipment and core deposit intangibles. The Company amortized $7,207 and $5,466 of the premises and equipment premium during the three months ended March 31, 2007 and March 31, 2006, respectively. During the three months ended March 31, 2007 and 2006, the Company amortized $116,805 of the core deposit intangibles.

On March 31, 2006, the Company completed its acquisition of Neighbors Bancshares, Inc., the parent company of Neighbors Bank, a community bank located in Alpharetta, Georgia. The shareholders of Neighbors Bancshares, Inc. received $1.6 million in cash and 1.2 million shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $23,681 of the core deposit intangibles during the three months ended March 31, 2007.

On July 31, 2006, the Company completed its acquisition of Homestead Bank, a community bank located in Suwanee, Georgia. Homestead Bank’s shareholders received $10.7 million in cash and 1.6 million shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $24,503 of the core deposit intangibles during the three months ended March 31, 2007.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(Dollars in thousands)	Homestead	Neighbors	Rivoli	SouthBank
Cash, Due from Banks and Federal Funds Sold	$15,659	$9,556	$9,256	$12,677
Investment Securities	29,671	5,209	24,323	14,052
Loans, Net	233,180	101,048	161,765	107,838
Premises and Equipment	2,787	5,169	8,006	2,903
Core Deposit Intangible	686	640	3,271	1,094
Goodwill Arising in the Acquisition	25,908	22,005	26,337	17,283
Other Assets	1,191	2,655	2,714	1,062
Deposits	(236,284)	(110,822)	(148,480)	(118,111)
Other Liabilities	(27,068)	(2,313)	(47,156)	(7,780)

	$45,730	$33,147	$40,036	$31,018

Following are pro forma amounts assuming that the acquisitions were made on January 1, 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Interest Income	$46,033	$35,805

Net Income	6,786	4,767

Earnings Per Share
Basic	$0.35	$0.28
Diluted	$0.35	$0.27

(3) Investment Securities

Investment securities as of March 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government Agencies:
Mortgage Backed	$131,395	$544	$(664)	$131,275
Other	28,902	2	(97)	28,807
State, County and Municipal	20,322	162	(100)	20,384
Other Securities	1,975	20	—	1,995

	$182,594	$728	$(861)	$182,461

Securities Held to Maturity
U.S. Government Agencies:
Other	$1,000	$—	$(22)	$978

	$1,000	$—	$(22)	978

Unrealized holding losses, net of tax, on securities available for sale of $104,000 have been charged to shareholders’ equity as of March 31, 2007.

(4) Loans Receivable, Net

Loans are comprised of the following:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Real Estate-Construction	$1,064,337	$981,481
Real Estate-Other	760,101	728,598
Commercial	146,940	142,537
Installment Loans to Individuals for Personal Expenditures	46,833	48,923
Agricultural	1,468	2,029

	2,019,679	1,903,568
Allowance for Loan Losses	(23,336)	(22,336)
Unearned Interest and Fees	(2,682)	(2,467)

	$1,993,661	$1,878,765

(5) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all loans for the three months ended March 31:

	2007	2006
	(Dollars in Thousands)
Balance beginning of period	$22,336	$16,148

Business Combination	—	1,232
Charge-Offs	(547)	(427)
Recoveries	287	229

Net Charge-Offs	(260)	(198)

Provision for Loan Losses	1,260	630

Balance end of period	$23,336	$17,812

(6) Deposits

Components of deposits are as follows:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Interest-Bearing Demand	$520,647	$531,004
Demand	176,659	178,967
Time, $100,000 and Over	799,734	748,231
Other Time	505,088	496,538
Savings	16,961	16,187

	$2,019,089	$1,970,927

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of March 31, 2007, the Company had $449.6 million in brokered deposits compared to $410.1 million at December 31, 2006.

(7) Borrowed Money

Borrowed money is comprised of the following:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (“FHLB”) have maturities in varying amounts through January 3, 2011 and interest rates ranging from 3.19% to 5.66%. Residential first mortgage loans, commercial real estate loans, and investment securities are pledged as collateral for the FHLB advances	$88,650	$83,450

Subordinated Debentures (“trust preferred securities”) have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2007, the securities had interest rates ranging from 6.45% to 8.81%	41,238	41,238

Federal Funds Purchased	30,504	25,917

Securities Sold Under Agreement to Repurchase	28,561	25,000

Total Borrowed Money	$188,953	$175,605

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. The interest income received from the Company’s trusts totaled $23,534 and $20,683 for the three months ended March 31, 2007 and 2006. The interest expense paid to the trusts totaled $788,395 and $771,289 for the three months ended March 31, 2007 and 2006.

(8) Stock Compensation Plans

A summary of option transactions for the three months ended March 31, 2007 follows:

	Shares Under Incentive Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2006	767,667	$13.20
Granted	15,000	21.00
Forfeited	—	—
Exercised	—	—

Outstanding, March 31, 2007	782,667	$13.35	$2,019,098	5.98

Eligible to be Exercised, March 31, 2007	438,464	$12.78	$1,114,638	5.52

(9) Supplemental Cash Flow Information

Noncash investing activities for the three months ended March 31 are as follows:

	2007	2006
	(Dollars in Thousands)
Acquisition of Real Estate through Loan Foreclosure	$1,215	$1,470

Unrealized Loss on investment securities	$894	$1,084

(10) Earnings Per Share

The following presents earnings per share for the three months ended March 31:

	2007	2006
Basic Earnings Per Share
Net Income Per Common Share	$0.35	$0.36
Weighted Average Common Shares	19,163,157	14,414,994

Diluted Earnings Per Share
Net Income Per Common Share	$0.35	$0.35
Weighted Average Common Shares and Common Stock Equivalents	19,456,857	14,768,150

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $21.1666 and $23.0567 for the three-month periods ended March 31, 2007 and 2006, respectively. The Company’s stock is quoted on the Nasdaq Global Select Market under the symbol SBKC.

(11) Regulatory Capital Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2007, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Company’s actual ratios as of March 31, 2007 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Capital Adequacy	4.00%	8.00%	4.00%
Well Capitalized	6.00%	10.00%	5.00%

Security Bank Corporation (Consolidated)	9.99%	11.05%	9.47%
Security Bank of Bibb County	9.12%	10.18%	8.92%
Security Bank of Houston County	9.32%	10.48%	8.34%
Security Bank of Jones County	11.12%	12.23%	9.14%
Security Bank of North Metro	9.95%	11.12%	8.98%
Security Bank of North Fulton	9.98%	10.94%	9.28%
Security Bank of Gwinnett County	9.28%	10.27%	9.82%

(12) Subsequent Events

On April 9, 2007, the Company announced the signing of a definitive agreement to acquire First Commerce Community Bankshares, Inc. (“FCCB”) and its wholly owned subsidiary, First Commerce Community Bank, a community bank located in Douglasville, Georgia with approximately $263.4 million in total assets and $239.7 million in deposits as of March 31, 2007. Under the terms of the merger agreement, FCCB shareholders will receive common stock of the Company totaling approximately $56.6 million. In addition, FCCB will be permitted under the terms of the agreement to pay a one-time, special dividend not to exceed approximately $3.16 million in the aggregate to shareholders prior to the closing of the transaction. The acquisition is expected to close during the third quarter of 2007 and is subject to regulatory approval, the approval of FCCB shareholders and other customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of Security Bank Corporation and its subsidiaries’ financial condition and results of operations as of and for the three-month periods ended March 31, 2007 and 2006. The historical financial statements of Security Bank Corporation are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “potential,” “predict,” “project,” “seek,” “should,” “will” and other similar words and expressions of future intent.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Quarterly Report include, but are not limited to:

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

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty; and

•	possible changes in trade, monetary and fiscal policies, laws, and regulations, and other activities of governments, agencies, and similar organizations, including changes in accounting standards.

The cautionary statements in this Quarterly Report also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Unless indicated otherwise, references in this Quarterly Report to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County (collectively, the “Banks”) and CFS Wealth Management, LLC.

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Fairfield Financial Services, Inc., an interim real estate and development lender and traditional mortgage originator, which functions as an operating subsidiary of Security Bank of Bibb County. The Banks are also subject to various federal and state banking laws and regulations. In addition, during the three months ended March 31, 2007, we completed the acquisition of CFS Wealth Management, LLC, an independent investment management and financial planning firm in Macon, Georgia. We will begin to introduce the firm and its investment advisory services to our customers in the coming months.

The Banks each operate autonomously under the corporate umbrella of Security Bank Corporation. As a result, each bank has its own board of directors and management comprised of persons known in the local community in which each bank operates. We provide significant assistance and oversight to the Banks in the areas such as budgeting, marketing, human resource management, credit administration, operations and funding. This allows us to maintain efficient centralized reporting and policies while maintaining local decision-making capabilities.

As of March 31, 2007, we had 512 employees on a full-time equivalent basis.

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

Financial Condition

At March 31, 2007, total assets were $2.54 billion compared to $2.49 billion at December 31, 2006. The increase in total assets compared to December 31, 2006 is primarily due to increases in loan volumes, mainly in real estate construction loans, offset by decreases in federal funds sold and investment securities.

Cash and Cash Equivalents

Cash and due from banks decreased by $11.7 million or 18.6% to $51.5 million at March 31, 2007 from $63.2 million at December 31, 2006. Federal funds sold decreased by $60.3 million to $33.4 million at March 31, 2007 from $93.7 million at December 31, 2006. See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the three months ended March 31, 2007 and 2006.

Interest-Bearing Deposits with Other Banks

Interest-bearing deposits with other banks increased by $40.8 million to $43.7 million from $2.9 million at December 31, 2006. The increase is due largely to the receipt of an advance of $30.0 million from the Federal Home Loan Bank (“FHLB”) at the end of the quarter.

Investment Securities

Investment securities have decreased by $39.0 million or 17.5% since December 31, 2006 when investment securities totaled $222.4 million. As of March 31, 2007, investment securities were $183.5 million. The decrease is due primarily to the maturities and paydowns of available for sale securities offset by purchases of additional securities during the quarter. Our investment in securities continues to be largely comprised of mortgage-backed securities.

Goodwill

Goodwill increased by $0.6 million or 0.4% to $128.6 million since December 31, 2006 when goodwill totaled $128.0 million. The increase is attributable to various adjustments to the goodwill balances related to banks acquired during 2006.

Loans Receivable, Net and Loans Held For Sale

Loans receivable, net were $1.99 billion at March 31, 2007, an increase of $114.9 million or 6.1% (24% on an annualized basis) from $1.88 billion at December 31, 2006. We continue to experience robust growth in our loan portfolio, particularly in real estate construction loans. Loans held for sale decreased by $0.5 million or 6.0% from $8.9 million at December 31, 2006 to $8.3 million at March 31, 2007.

Nonperforming Assets

Nonperforming assets were $42.5 million or 1.7% of total assets at March 31, 2007 compared to $37.2 million or 1.5% of total assets at December 31, 2006. Nonperforming loans increased $4.7 million or 13.8% to $39.1 million from $34.4 million at December 31, 2006. The increase in nonperforming loans is attributable primarily to a residential development loan and a commercial lending relationship. The residential development loan totals approximately $1.4 million and is collateralized by a residential development near Atlanta, Georgia. The commercial lending relationship has outstanding loans of approximately $1.9 million and is collateralized by real estate. Presently, we do not believe that we will incur a loss on these loans. Other real estate owned at March 31, 2007 totaled $3.4 million, an increase of $0.6 million since December 31, 2006.

The following table presents our nonperforming assets as of March 31, 2007:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccrual Loans	$39,139	$34,401
Loans Past Due 90 Days or More and Still Accruing Interest	—	—
Restructured Loans not Included in the Above	—	—

Total Nonperforming Loans	39,139	34,401

Other Real Estate Owned	3,403	2,775

Total Nonperforming Assets	$42,542	$37,176

Deposits

Total deposits increased $48.2 million or 2.4% (9.6% on an annualized basis) from $1.97 billion at December 31, 2006 to $2.02 billion at March 31, 2007. The increase is primarily attributable to an increase of $39.5 million in brokered certificates of deposit and an increase of $8.6 million in certificates of deposit less than $100,000. Further discussion of our use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $189.0 million as of March 31, 2007, an increase of 7.6% (30% on an annualized basis) since December 31, 2006 when borrowed money totaled $175.6 million. Borrowings from the FHLB amounted to $88.7 million or 46.9% of total borrowed money as of March 31, 2007. Federal funds purchased and securities sold under agreement to repurchase increased by $8.1 million to meet funding needs. Subordinated debentures were unchanged at March 31, 2007 with a balance of $41.2 million.

Other Liabilities

Other liabilities decreased $19.3 million or 47% to $21.8 million from December 31, 2006 when the balance totaled $41.1 million. The decrease is primarily due to the payment of an accrued liability of $21.5 million related to purchased securities.

Equity

At March 31, 2007, total equity was $311.7 million or 12.27% of total assets compared to $306.4 million or 12.29% of total assets as of December 31, 2006. The increase is due primarily to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Net income increased 32% to $6.8 million or $0.35 diluted earnings per share for the three months ended March 31, 2007, compared to $5.1 million or $0.35 diluted earnings per share in the same period of the prior year. The increase in net income for the three month period ended March 31, 2007 is primarily attributable to an increase of 36% in our net interest income, reduced by increases of 100% in provision for loan losses and 24% in noninterest expense.

Net Interest Income

Our net interest margin was 4.22% for the three months ended March 31, 2007 compared to 4.54% for the same period of the preceding year. The decrease is related to an increase in the yield on interest-bearing liabilities for the first quarter of 2007 over the same quarter in 2006. Total interest income increased to $46.0 million for the three months ended March 31, 2007, from $28.8 million during the comparable prior year period. The increase is the result of growth in our loan portfolio and an increase in the yield from interest-earning assets of 71 basis points compared to the three months ended March 31, 2006.

Total interest expense increased to $23.3 million for the three months ended March 31, 2007 from $12.1 million for the three months ended March 31, 2006. The increase in interest expense is primarily a result of a 47% increase in the average balance of interest-bearing liabilities and a 115 basis point increase in the cost of interest-bearing liabilities compared to the three months ended March 31, 2006.

The following table represents the effective yields and costs of funds for the three-month periods ended March 31:

	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable	$1,950,864	$42,867	8.91%	$1,334,789	$26,949	8.19%
Loans Held for Sale	4,557	73	6.50	5,200	86	6.71

Total Loans	1,955,421	42,940	8.91	1,339,989	27,035	8.18

Investment Securities
Taxable	173,774	2,187	5.10	122,570	1,310	4.33
Tax-Exempt, Tax Equivalent Basis	20,474	318	6.30	19,903	298	6.07

Total Investment Securities	194,248	2,505	5.23	142,473	1,608	4.58

Interest-Bearing Deposits With Other Banks	3,340	46	5.59	3,396	42	5.02

Federal Funds Sold	47,714	629	5.35	15,990	178	4.51

Other Interest-Earning Assets	1,238	24	7.86	1,238	21	6.88

Total Interest-Earning Assets	2,201,961	46,144	8.50	1,503,086	28,884	7.79

Noninterest-Earning Assets
Cash and Due From Banks	45,857			47,274
Allowance for Loan Losses	(22,618)			(16,374)
Other Assets	216,126			139,020

Total Noninterest-Earning Assets	239,365			169,920

Total Assets	$2,441,326			$1,673,006

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$522,329	$4,598	3.57	$388,549	$2,448	2.56
Other Time	1,295,273	16,787	5.26	771,349	7,482	3.93

Total Interest-Bearing Deposits	1,817,602	21,385	4.77	1,159,898	9,930	3.47

Other Interest-Bearing Liabilities
FHLB Advances	50,198	660	5.33	95,502	1,087	4.62
Subordinated Debentures	41,238	788	7.75	41,238	771	7.58
Federal Funds Purchased and Securities Under Agreement to Repurchase	34,158	423	5.02	24,608	282	4.65

Total Other Interest-Bearing Liabilities	125,594	1,871	6.04	161,348	2,140	5.38

Total Interest-Bearing Liabilities	1,943,196	23,256	4.85	1,321,246	12,070	3.70

Noninterest-Bearing Liabilities and Shareholders’ Equity
Demand Deposits	165,255			155,181
Other Liabilities	24,184			14,360
Shareholders’ Equity	308,691			182,219
Total Noninterest-Bearing Liabilities and Shareholders’ Equity	498,130			351,760

Total Liabilities and Shareholders’ Equity	$2,441,326			$1,673,006

Interest Rate Spread			3.65%			4.09%

Net Interest Income		$22,888			$16,814

Net Interest Margin			4.22%			4.54%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From 2006 to 2007
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$12,589	$3,316	$15,905

Investment Securities
Taxable	555	322	877
Tax-Exempt	9	11	20

Total Investment Securities	564	333	897

Interest-Bearing Deposits With Other Banks	(1)	5	4

Federal Funds Sold	358	93	451

Other Interest-Earning Assets	—	3	3

Total Interest Income	13,510	3,750	17,260

Interest Expense
Interest-Bearing Demand and Savings Deposits	855	1,295	2,150

Time Deposits	5,153	4,152	9,305

Other Interest-Bearing Liabilities
Federal Funds Purchased and Securities Under Agreement to Repurchase	111	30	141

Subordinated Debentures	—	17	17

FHLB Advances	(523)	96	(427)

Total Interest Expense	5,596	5,590	11,186

Net Interest Income	$7,914	$(1,840)	$6,074

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the our loan portfolio.

The following table presents our loan loss experience on all loans for the three-month periods ended March 31:

	Three Months Ended March 31,
	2007	2006
Balance beginning of period	$22,336	$16,148

Business Combination, Neighbors Bancshares, Inc.	—	1,232

Charge-Offs
Commercial, Financial and Agricultural	(198)	(134)
Real Estate – Mortgage	(123)	(36)
Consumer	(226)	(257)

	(547)	(427)

Recoveries
Commercial, Financial and Agricultural	69	38
Real Estate – Mortgage	11	42
Consumer	207	149

	287	229

Net Charge-Offs	(260)	(198)

Provision for Loan Losses	1,260	630

Balance end of period	$23,336	$17,812

We incurred net charge-offs of $0.3 million and $0.2 million during the three-month periods ended March 31, 2007 and 2006, respectively. Amounts of net charge-offs in recent years are reasonable by industry standards. The allowance for loan losses on March 31, 2007 was at 1.16% of loans receivable compared to 1.18% at December 31, 2006.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that we will not have to increase its provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect our results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2007 totaled $5.1 million, which increased slightly from the $4.9 million recognized in the first quarter of 2006. The increase of $0.2 million is the result of a 27% increase in other noninterest income, offset by a 17% decrease in mortgage banking income. The increase in other noninterest income is primarily related to gains on the sales of loans and other real estate of $215,643 and $47,100, respectively, and a $50,985 increase in the cash surrender value of life insurance policies related to the purchase of several whole life insurance policies since March 31, 2006. The decrease in mortgage banking income is related to volume; we closed 292 loans during three months ended March 31, 2007 compared to 325 loans during the same period in 2006.

Noninterest expense increased $3.0 million or 24% for the three months ended March 31, 2007 over the same period in 2006. The primary driver of this increase was the increase of $1.8 million in salaries and employee benefits resulting from the additional employees from our acquisitions since the first quarter of 2006. The increase is also related to occupancy and equipment expenses, which increased approximately $192,000 due to the addition of properties in connection with acquisitions since the first quarter of 2006. Furthermore, the increase is related to increased costs in foreclosed property expense, ($186,000) primarily related to legal costs associated with properties acquired through foreclosure at the end of 2006, professional fees, ($150,000) which increased with the acquisitions of two banks since March 31, 2006 and software amortization ($93,000). The remainder of the increase is spread over various expense categories.

Income Taxes

Income tax expense totaled $3.9 million and $3.0 million for the three-month periods ended March 31, 2007 and 2006, respectively. The effective tax rate for the 2007 and 2006 periods was approximately 37%. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Liquidity and Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 11.05% at March 31, 2007. Our Tier 1 risk-based capital ratio was 9.99% at March 31, 2007.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 9.47% at March 31, 2007.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established minimum capital requirements for all depository institutions and established five capital tiers: “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. At March 31, 2007, each of the Banks met the capital requirements to be “well capitalized.”

Primarily through the actions of the Banks, we engage in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area, including an Internet-based national CD service. Management has found that most non-relationship oriented retail CDs are interchangeable with wholesale funding sources such as brokered deposits and national market CDs and alternates between these sources depending on the relative cost.

Our Asset/Liability Management Committee (“ALCO”) meets weekly to discuss liquidity-related issues such as loan pipelines, deposit pricing and upcoming deposit maturities, among others. Through various asset/liability management strategies, we maintain a balance among goals of liquidity, safety and earnings potential. The Banks monitor internal policies that are consistent with regulatory liquidity guidelines.

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2007 and December 31, 2006, we held $182.5 million and $221.2 million, respectively, in bonds (excluding other investments) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although $100.3 million of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At March 31, 2007 and December 2006, the Banks had $799.7 million and $748.2 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 40% and 38% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Local market deposit sources have not been sufficient to fund our strong loan growth trends over the past five years. As a result, the Banks supplemented deposit sources with brokered deposits and Internet-based certificates of deposit. As of March 31, 2007 and December 31, 2006, the Banks reported $449.6 million, or 22% and $410.1 million or 21% of total deposits, respectively, in brokered certificates of deposit attracted by external third parties. Additionally, the Banks use external wholesale or Internet services to obtain out of market certificates of deposit at competitive interest rates when funding is needed.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established multiple borrowing sources to augment their funds management. We have a line of credit with The Bankers Bank, from which it cannot borrow more than $4,000,000 without prior approval from the Federal Reserve Bank of Atlanta. Borrowing capacity also exists through the membership in the FHLB program. The Banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Off-Balance Sheet Arrangements

The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments primarily include unfulfilled loan commitments and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for unfulfilled loan commitments and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet transactions.

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2007 and December 31, 2006 approximated $530.7 million and $458.9 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We have commitments under financial standby letters of credit of $9.4 million as of March 31, 2007 and $8.7 million as of December 31, 2006 and commitments under performance standby letters of credit of $10.5 million and $12.1 million for the corresponding periods.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (“ALL”), goodwill and stock-based compensation have been critical to the determination of our financial position and results of operations. See Provision for Loan Losses section included herein and Critical Accounting Policies section included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. To mitigate credit risk, we rely on a loan review process and the provision for loan losses. See Provision for Loan Losses herein.

The management of interest rate risk is the primary goal of our ALCO Committee. We attempt to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. ALCO meets regularly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing our interest rate sensitivity.

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

Using the level of market interest rates at March 31, 2007 and using actual pricing experience immediately preceding the projection, our simulation model projected a net interest margin of 4.26% for the twelve-month period ending March 31, 2008. This compares to a net interest margin of 4.40% for the year ended December 31, 2006. Assuming a 100 basis-point rise in rates over market levels at March 31, 2007, the net interest margin is projected to be 4.39% for the 12-month horizon. The net interest margin is projected to be 4.47% and 4.54% for a 200 and 300 basis-point rise in rates, respectively, over the same measurement period. The net interest margin is projected to be 4.22%, 4.15% and 4.12% for a 100, 200 and 300 basis-point fall in rates, respectively. The consensus Blue Chip Economic Forecast at March 31, 2007 predicts the yield curve will no longer be inverted in the second half of 2007, and will remain flat through the first half of 2008. Accordingly, we are closely monitoring the estimated effects of these forecasted rates.

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. At March 31, 2007, this gap analysis indicated that we had a relatively “even” balance sheet over a one-year time horizon with cumulative rate-sensitive assets amounting to 100% of cumulative rate-sensitive liabilities. Management believes that our current degree of interest rate risk is acceptable in the current interest rate environment.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect internal control over financial reporting subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

In addition to other information set forth in this Quarterly Report on Form10-Q, the risk factors discussed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006 contain valuable information concerning factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6	EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference:

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to registrant’s Registration Statement on Form S-4 (File No. 333-128767), filed with the Commission on October 3, 2005).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

10.1	1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371), filed with the Commission on September 4, 1996).

10.2	1999 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 30, 1999).

10.3	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 15, 2002).

10.4	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.5	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.6	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to the registrant’s Form 10-Q/A (Commission File No. 000-23261), filed on May 22, 2006).

10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.9	2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-116592), filed with the Commission June 17, 2004).

10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 25, 2004).

10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 25, 2004).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2007

/s/ James R. McLemore
James R. McLemore
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 8, 2007