Form 10-Q
period 2007-06-30
SECURITY BANK CORP
filed 2007-08-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Large accelerated filer                    ☒  Accelerated filer                    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 8, 2007
Common Stock, $1.00 par value	19,215,186 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I, ITEM 1

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS

Cash and Due From Banks	$52,138	$63,245

Federal Funds Sold	72,707	93,659

Interest-Bearing Deposits With Other Banks	10,116	2,911

Investment Securities	211,199	222,418

Other Investments, at Cost	7,986	7,521

Loans Held for Sale	9,052	8,877

Loans Receivable, Net	2,070,146	1,878,765

Premises and Equipment	40,134	39,758

Long-Lived Assets Held for Sale	885	885

Other Real Estate Owned	19,229	2,775

Goodwill	128,601	127,984

Core Deposit Intangible, net	4,617	5,110

Other Assets	45,367	40,163

Total Assets	$2,672,177	$2,494,071

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$2,161,078	$1,970,927

Borrowed Money	177,873	175,605

Other Liabilities	18,539	41,131

Commitments and Contingencies

Shareholders’ Equity
Common Stock, Par Value $1 Per Share; Authorized 50,000,000 Shares, Issued 19,212,139 and 19,186,050 Shares, Respectively	19,212	19,186
Paid-In Capital	224,939	224,565
Retained Earnings	72,617	63,697
Restricted Stock – Unearned Compensation	(66)	(158)
Accumulated Other Comprehensive Loss, Net of Tax	(2,015)	(552)

	314,687	306,738
Treasury Stock, 19,736 Shares, at Cost	—	(330)

Total Shareholders’ Equity	314,687	306,408

Total Liabilities and Shareholders’ Equity	$2,672,177	$2,494,071

The accompanying notes are an integral part of these financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Loans, Including Fees	$45,297	$32,003	$88,237	$59,040
Investment Securities	2,426	1,641	4,820	3,147
Federal Funds Sold and Other	452	570	1,151	810

	48,175	34,214	94,208	62,997

Interest Expense
Deposits	22,760	13,379	44,145	23,309
Subordinated Debentures	793	772	1,581	1,543
FHLB Advances	685	704	1,343	1,761
Repurchase Agreements	342	168	642	300
Federal Funds Purchased and Other	212	119	337	299

	24,792	15,142	48,048	27,212

Net Interest Income	23,383	19,072	46,160	35,785

Provision for Loan Losses	2,000	739	3,260	1,369

Net Interest Income After Provision for Loan Losses	21,383	18,333	42,900	34,416

Noninterest Income
Service Charges on Deposits	2,376	2,335	4,474	4,439
Mortgage Origination and Related Fees	1,271	1,433	2,310	2,684
Securities Gains	—	—	2	—
Other	956	1,149	2,939	2,711

	4,603	4,917	9,725	9,834

Noninterest Expense
Salaries and Employee Benefits	9,094	7,804	18,645	15,566
Occupancy and Equipment	1,547	1,459	3,035	2,755
Professional Fees	680	524	1,306	999
Marketing	748	651	1,360	1,171
Amortization-Core Deposit Intangible	246	221	493	420
Other	4,082	2,955	7,476	5,584

	16,397	13,614	32,315	26,495

Income Before Income Taxes	9,589	9,636	20,310	17,755
Income Taxes	3,489	3,546	7,424	6,525

Net Income	$6,100	$6,090	$12,886	$11,230

Basic Earnings Per Share	$0.32	$0.36	$0.67	$0.72

Diluted Earnings Per Share	$0.31	$0.36	$0.66	$0.71

Dividends Per Share	$0.09	$0.08	$0.18	$0.15

Weighted Average Common Shares Outstanding	19,189,631	16,578,004	19,176,467	15,512,286

The accompanying notes are an integral part of these financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$6,100	$6,090	$12,886	$11,230

Other Comprehensive Income, Net of Income Tax
Losses on Securities Arising During the Period	(1,894)	(664)	(1,447)	(1,106)
Reclassification Adjustment	—	—	1	—

Unrealized Losses on Securities	(1,894)	(664)	(1,446)	(1,106)
Unrealized Losses on Derivative Instruments	(17)	—	(17)	—

Comprehensive Income	$4,189	$5,426	$11,423	$10,124

The accompanying notes are an integral part of these financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (IN THOUSANDS)

	Shares	Common Stock	Paid-In Capital	Retained Earnings	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2005	14,407	$14,407	$121,480	$45,570	$(223)	$(1,599)	$(330)	$179,305
Shares Issued in Connection with Contingent Payments	160	160	3,514					3,674
Stock Options Exercised	10	10	120					130
Stock Based Compensation Awards			259					259
Amortization of Unearned Compensation					33			33
Shares Issued in Connection with Stock Offering	1,725	1,725	34,216					35,941
Shares Issued in Acquisition	1,233	1,233	29,352					30,585
Shares Issued to Employee Stock Purchase Plan	4	4	118					122
Unrealized Loss on Securities Available for Sale						(1,106)		(1,106)
Cash Dividends				(2,393)				(2,393)
Net Income				11,230				11,230

Balance, June 30, 2006	17,539	$17,539	$189,059	$54,407	$(190)	$(2,705)	$(330)	$257,780

Balance, December 31, 2006	19,186	$19,186	$224,565	$63,697	$(158)	$(552)	$(330)	$306,408
Cumulative Effect of Change in Accounting Principle				(608)				(608)
Cashless exercise of stock options	24	24	(24)					—
Stock Options Exercised	3	3	44					47
Stock Based Compensation Awards			317					317
Amortization of Unearned Compensation					32			32
Cancellation of Restricted Stock	(3)	(3)	(57)		60			—
Retirement of Treasury Shares	(20)	(20)	(310)				330	—
Shares Issued in Acquisition	11	11	239					250
Shares Issued in Connection with Employee Stock Purchase Plan	11	11	165					176
Unrealized Loss on Securities Available for Sale						(1,446)		(1,446)
Unrealized Loss on Derivative Instruments						(17))		(17)
Cash Dividends				(3,358)				(3,358)
Net Income				12,886				12,886

Balance, June 30, 2007	19,212	$19,212	$224,939	$72,617	$(66)	$(2,015)	$—	$314,687

The accompanying notes are an integral part of these financial statements.

PART I, ITEM 1 (CONTINUED)

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2007	2006
Cash Flows from Operating Activities
Net Income	$12,886	$11,230
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities
Expensing of Stock Options	317	259
Depreciation, Amortization and Accretion	2,121	1,687
Provision for Loan Losses	3,260	1,369
Securities Gains	(2)	—
Loss on Sale of Other Real Estate	109	22
Provision for Losses on Other Real Estate	25	106
Gain on Sale of Premises and Equipment	—	(56)
Gain on Sales of Loans	(235)	(58)
Net Change in Loans Held for Sale	(174)	(6,639)
Change in Participations Payable	905	(6,853)
Payable for Purchased Securities	(21,544)	—
Net Change in Other Assets	(3,140)	(170)
Net Change in Other Liabilities	(2,353)	(2,202)

	(7,825)	(1,305)

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(7,205)	3,922
Purchase of Investment Securities Available for Sale	(46,528)	(26,413)
Proceeds from Disposition of Investment Securities
Available for Sale	55,578	16,879
Held to Maturity	240	105
Other Investments, Net	(465)	9
Loans to Customers, Net	(211,882)	(128,664)
Premises and Equipment, Net	(1,671)	(540)
Purchase of Low Income Housing Tax Credits	(3,659)	—
Proceeds from the Sale of Other Real Estate	2,274	2,048
Goodwill Resulting from Contingent Cash Payments	—	(1,144)
Cash (Paid) Received in Business Acquisition, Net	(198)	5,983
Payment to Neighbors Bancshares Shareholders	—	(1,592)
Payment to Rivoli BanCorp Shareholders	—	(4,220)

	(213,516)	(133,627)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	197,691	165,075
Noninterest-Bearing Customer Deposits	(7,543)	8,859
Dividends Paid	(3,358)	(2,392)
Federal Funds Purchased and Repurchase Agreements	8,068	(23,845)
Borrowed Money, Net	(5,800)	(15,800)
Proceeds from Common Stock Offering	—	35,941
Issuance of Common Stock	225	251

	189,283	168,089

Net (Decrease) Increase in Cash and Cash Equivalents	(32,058)	33,157
Cash and Cash Equivalents, Beginning	156,903	103,092

Cash and Cash Equivalents, Ending	$124,845	$136,249

The accompanying notes are an integral part of these financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning January 1, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. As the Company has no servicing assets or liabilities, the adoption of this statement did not have an impact on our financial condition, results of operations or cash flows.

PART I, ITEM 1 (CONTINUED)

Financial Information

(1) Basis of Presentation (Continued)

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, which was accounted for as a $607,789 reduction to the January 1, 2007 balance of retained earnings (for previous years) and tax expense of $69,695 for the six months ended June 30, 2007.

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

Segment Reporting

Reportable segments are business units, which offer different products and services and require different management and marketing strategies. Management of the Company considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors included in consolidated noninterest income for the six-month periods ended June 30, 2007 and 2006 was $2.3 million and $2.7 million, respectively. Such income may fluctuate significantly with increases or decreases in mortgage rates.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

PART I, ITEM 1 (CONTINUED)

Financial Information

(2) Business Combinations

On March 31, 2006, the Company completed its acquisition of Neighbors Bancshares, Inc., the parent company of Neighbors Bank, a community bank located in Alpharetta, Georgia. The shareholders of Neighbors Bancshares, Inc. received $1.6 million in cash and 1.2 million shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $46,547 and $22,685, respectively, of the core deposit intangibles during the six months ended June 30, 2007 and 2006.

On July 31, 2006, the Company completed its acquisition of Homestead Bank, a community bank located in Suwanee, Georgia. Homestead Bank’s shareholders received $10.7 million in cash and 1.6 million shares of the Company’s common stock in a business combination accounted for as a purchase. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $49,005 of the core deposit intangibles during the six months ended June 30, 2007.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(Dollars in thousands)	Homestead	Neighbors
Cash, Due from Banks and Federal Funds Sold	$15,659	$9,556
Investment Securities	29,671	5,209
Loans, Net	233,180	101,048
Premises and Equipment	2,787	5,169
Core Deposit Intangible	686	640
Goodwill Arising in the Acquisition	25,908	22,004
Other Assets	1,191	2,655
Deposits	(236,284)	(110,822)
Other Liabilities	(27,068)	(2,313)

	$45,730	$33,146

Following are proforma amounts assuming that the acquisitions were made on January 1, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income	$48,175	$39,763	$94,208	$106,782

Net Income	6,100	6,979	12,886	13,402

Earnings Per Share
Basic	$0.32	$0.38	$0.67	$0.61
Diluted	$0.31	$0.38	$0.66	$0.60

PART I, ITEM 1 (CONTINUED)

Financial Information

(3) Investment Securities

Investment securities as of June 30, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government Agencies:
Mortgage Backed	$165,107	$36	$(2,547)	$162,596
Other	25,904	—	(353)	25,551
State, County and Municipal	20,291	60	(293)	20,058
Other Securities	1,970	24	—	1,994

	$213,272	$120	$(3,193)	$210,199

Securities Held to Maturity
U.S. Government Agencies:
Other	$1,000	$—	$(42)	$958

	$1,000	$—	$(42)	$958

Unrealized holding losses, net of tax, on securities available for sale of $2.0 million have been charged to shareholders’ equity as of June 30, 2007.

(4) Loans Receivable, Net

Loans are comprised of the following:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Real Estate-Construction	$1,140,771	$981,481
Real Estate-Other	757,804	728,598
Commercial	146,414	142,537
Consumer	49,797	48,923
Agricultural	2,077	2,029

	2,096,863	1,903,568
Allowance for Loan Losses	(24,108)	(22,336)
Unearned Interest and Fees	(2,609)	(2,467)

	$2,070,146	$1,878,765

PART I, ITEM 1 (CONTINUED)

Financial Information

(5) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all loans for the three- and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance beginning of period	$23,336	$17,812	$22,336	$16,148

Business Combination	—	—	—	1,232

Charge-Offs	(1,428)	(552)	(1,975)	(979)
Recoveries	200	191	487	420

Net Charge-Offs	(1,228)	(361)	(1,488)	(559)

Provision for Loan Losses	2,000	739	3,260	1,369

Balance end of period	$24,108	$18,190	$24,108	$18,190

(6) Deposits

Components of deposits are as follows:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Interest-Bearing Demand	$532,769	$531,004
Demand	171,427	178,967
Time, $100,000 and Over	918,845	748,231
Other Time	521,945	496,538
Savings	16,092	16,187

	$2,161,078	$1,970,927

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of June 30, 2007, the Company had $554.0 million in brokered deposits compared to $410.1 million at December 31, 2006.

PART I, ITEM 1 (CONTINUED)

Financial Information

(7) Borrowed Money

Borrowed money is comprised of the following:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Advances under the Blanket Agreement for Advances and Security Agreement with the Federal Home Loan Bank (“FHLB”) have maturities in varying amounts through January 3, 2011 and interest rates ranging from 3.50% to 5.92%. Residential first mortgage loans, commercial real estate loans, and investment securities are pledged as collateral for the FHLB advances	$77,650	$83,450

Subordinated Debentures (“trust preferred securities”) have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2007, the securities had interest rates ranging from 6.45% to 8.81%	41,238	41,238

Federal Funds Purchased	28,509	25,917

Securities Sold Under Agreement to Repurchase	30,476	25,000

Total Borrowed Money	$177,873	$175,605

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. The interest income received from the Company’s trusts totaled $47,198 and $47,142 for the six months ended June 30, 2007 and 2006. The interest expense paid to the trusts totaled $1,581,147 and $1,543,114 for the six months ended June 30, 2007 and 2006.

(8) Stock Compensation Plans

A summary of option transactions for the six months ended June 30, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2006	767,667	$13.20
Granted	1,225,000	20.92
Forfeited	—	—
Exercised	54,994	10.20

Outstanding, June 30, 2007	1,937,673	$18.17	$4,785,175	8.35

Eligible to be Exercised, June 30, 2007	526,644	$13.45	$3,502,523	5.49

During the six months ended June 30, 2007, the Company issued 1,155,000 performance based incentive stock options to management and 70,000 nonqualified stock options to directors. The incentive stock options vest over a three year period based upon achieving diluted earnings per share growth of 12% – 15% annually and on average for the three year period. The vested options become exercisable over the three year period beginning on the first anniversary of the grant date. The nonqualified stock options vest and become exercisable over a five-year period and do not include a performance based component.

PART I, ITEM 1 (CONTINUED)

Financial Information

(9) Supplemental Cash Flow Information

Noncash investing activities for the six months ended June 30 are as follows:

	2007	2006
	(Dollars in Thousands)
Acquisition of real estate through loan foreclosure	$18,964	$1,599

Unrealized loss on investment securities	$2,046	$1,894

(10)	Earnings Per Share

The following presents earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Earnings Per Share
Net Income Per Common Share	$0.32	$0.36	$0.67	$0.72
Weighted Average Common Shares	19,189,631	16,578,004	19,176,467	15,512,286
Diluted Earnings Per Share
Net Income Per Common and Common Equivalent Share	$0.31	$0.36	$0.66	$0.71
Weighted Average Common Shares and Common Stock Equivalents	19,463,979	16,910,380	19,463,427	15,850,641

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $19.9730 and $20.4404 and $22.3179 and $22.5685 for the three- and six-month periods ended June 30, 2007 and 2006, respectively. The Company’s stock is quoted on the NASDAQ Global Select Market under the symbol SBKC.

(11) Regulatory Capital Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2007, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Company’s and the Banks’ actual ratios as of June 30, 2007 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Capital Adequacy	4.00%	8.00%	4.00%
Well Capitalized	6.00%	10.00%	5.00%

Security Bank Corporation (Consolidated)	9.83%	10.89%	9.33%
Security Bank of Bibb County	9.22%	10.33%	9.00%
Security Bank of Houston County	9.62%	10.66%	8.55%
Security Bank of Jones County	11.30%	12.36%	9.31%
Security Bank of North Metro	9.50%	10.62%	9.20%
Security Bank of North Fulton	9.67%	10.57%	9.28%
Security Bank of Gwinnett County	9.50%	10.48%	9.63%

PART I, ITEM 1 (CONTINUED)

Financial Information

(12) Derivative Financial Instruments

On June 29, 2007 the Company executed an interest rate swap. The Company’s objective in using the derivative is to add stability to interest income and to manage our exposure to adverse changes in interest rates. The interest rate swap has a notional amount of $100.0 million, receives a fixed rate of 8.145%, and pays Prime. The interest rate swap effectively converts the variable interest receipts on $100.0 million of prime-based loans to fixed at 8.145% plus any credit spread, if applicable, over the life of the agreement. The interest rate swap has a maturity date of July 1, 2010.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, the Company must comply with the detailed rules and strict documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship.

For accounting purposes, the swap is designated as a cash flow hedge of the overall changes in cash flows on the first prime-based interest payments received by the Company each calendar month during the term of the hedge that, in aggregate for each period, are interest payments on principal from specified portfolios equal to the notional amount of the swap.

Based on the Company’s assessments both at inception and throughout the life of the hedging relationship, it is probable that there will be sufficient prime-based interest receipts through the maturity date of the swap. The Company uses the “Hypothetical Derivative Method” described in SFAS No. 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for quarterly prospective and retrospective assessments of hedge effectiveness, as well as for measurements of hedge ineffectiveness. The effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings (“interest income on loans” for the hedging relationship described above) when the hedged transactions affect earnings. Ineffectiveness resulting from the hedge, if any, will be recorded as a gain or loss in the consolidated statement of income and comprehensive income as part of noninterest income. The Company also monitors the risk of counterparty default on an ongoing basis.

Prepayments in hedged loan portfolios are treated in a manner consistent with the guidance in Statement No. 133 Implementation Issue No. G25, Cash Flow hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans, which allows the designated forecasted transactions to be the variable Prime-rate-based interest payments on a rolling portfolio of prepayable interest-bearing loans using the first-payments-received technique, thereby allowing interest payments from loans that prepay to be replaced with interest payments from new loan originations.

At June 30, 2007 the interest rate swap had a fair value of ($17,251) which was included in other liabilities. Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest income as interest payments are received on the Company’s variable-rate loan assets.

As of June 30, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

(13) Subsequent Events

On August 7, 2007, the Company and First Commerce Community Bankshares (“FCCB”), a bank holding company located in Douglasville, Georgia, entered into a mutual termination agreement, which terminated the merger agreement signed by both parties on April 9, 2007. Both boards of directors of the Company and FCCB determined that terminating the merger agreement and acquisition was in the best interests of each of their respective corporations and shareholders. There were no penalties incurred by the parties in connection with the termination agreement.

On August 2, 2007, the Company’s board of directors authorized a stock repurchase program. The program calls for a repurchase of up to 1,200,000 shares of the Company’s outstanding common stock. Based on the Company’s current outstanding shares of 19.2 million, the repurchase program represents 6.3% of total shares outstanding and will be funded through internal cash and borrowings at the holding company level. The repurchases will be made from time to time by the Company in the open market as conditions allow and the repurchase plan will be open for one year unless shortened or extended by the board of directors. All repurchases of the Company’s common stock will be structured to comply with Securities and Exchange Commission Rule 10b-18 and all shares repurchased under this program will be retired. The number, price and timing of the repurchases will be at the Company’s sole discretion and the program may be re-evaluated periodically, depending on market conditions, liquidity needs and other factors.

PART I, ITEM 2

Financial Information

SECURITY BANK CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following narrative presents management’s discussion and analysis of Security Bank Corporation and its subsidiaries’ financial condition and results of operations as of and for the three- and six-month periods ended June 30, 2007 and 2006. The historical financial statements of Security Bank Corporation are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q.

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

•

possible changes in the quality or composition of our loans or investment portfolios, including adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Forward-Looking Statements (Continued)

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

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Fairfield Financial Services, Inc., an interim real estate and development lender and traditional mortgage originator, which functions as an operating subsidiary of Security Bank of Bibb County. The Banks are also subject to various federal and state banking laws and regulations. In addition, during the six months ended June 30, 2007, we completed the acquisition of CFS Wealth Management, LLC, an independent investment management and financial planning firm in Macon, Georgia.

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

As of June 30, 2007, we had 526 employees on a full-time equivalent basis.

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

Financial Condition

At June 30, 2007, total assets were $2.67 billion compared to $2.49 billion at December 31, 2006. The increase in total assets compared to December 31, 2006 is primarily due to increases in loan volumes, mainly in real estate-construction loans, and other real estate owned, offset by decreases in federal funds sold and investment securities.

Cash and Cash Equivalents

Cash and due from banks decreased by $11.1 million or 17.6% to $52.1 million at June 30, 2007 from $63.2 million at December 31, 2006. Federal funds sold decreased by $21.0 million to $72.7 million at June 30, 2007 from $93.7 million at December 31, 2006. See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the six months ended June 30, 2007 and 2006.

Interest-Bearing Deposits with Other Banks

Interest-bearing deposits with other banks increased by $7.2 million to $10.1 million from $2.9 million at December 31, 2006. The increase is due largely to the receipt of an advance of $5.7 million from the Federal Home Loan Bank (“FHLB”) at the end of the quarter.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Investment Securities

Investment securities have decreased by $11.2 million or 5.0% since December 31, 2006 when investment securities totaled $222.4 million. As of June 30, 2007, investment securities were $211.2 million. The decrease is due primarily to the maturities and paydowns of available for sale securities offset by purchases of additional securities during the six-month period ended June 30, 2007. Our investment in securities continues to be largely comprised of mortgage-backed securities.

Loans Receivable, Net

Loans receivable, net were $2.1 billion at June 30, 2007, an increase of $191.4 million or 10.2% (20.4% on an annualized basis) from $1.88 billion at December 31, 2006. We continue to experience growth in our loan portfolio, particularly in real estate-construction loans.

Nonperforming Assets

Nonperforming assets were $54.7 million or 2.0% of total assets at June 30, 2007 compared to $37.2 million or 1.5% of total assets at December 31, 2006.

The following table presents our nonperforming assets as of June 30, 2007:

	June 30, 2007	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccrual Loans	$35,450	$39,139	$34,401

Other Real Estate Owned	19,229	3,403	2,775

Total Nonperforming Assets	$54,679	$42,542	$37,176

Nonaccrual loans increased $1.1 million or 3.0% to $35.5 million from $34.4 million at December 31, 2006. When compared to March 31, 2007, nonaccrual loans decreased by 9.4%. There was significant movement within these loans during the quarter as approximately $11.7 million of nonaccrual loans moved out of this classification due to improvement, charge-off or foreclosure and approximately $8.0 million of loans went on nonaccrual status. The new nonaccrual loans are primarily comprised of 4 loans totaling approximately $7.0 million that are secured by single family residential developments in metropolitan Atlanta, Georgia.

Other real estate owned at June 30, 2007 totaled $19.2 million, an increase of $16.5 million since December 31, 2006. During the quarter ended June 30, 2007, other real estate owned increased $15.8 million, due primarily to new foreclosures on $17.1 million of real estate collateral. Now that we have been able to secure ownership of these properties, we are working expeditiously to sell them to credit-worthy buyers. Seven properties account for $15.0 million or 88.2% of the total. These properties are primarily residential real estate developments or construction properties located predominantly in metropolitan Atlanta, Georgia.

The downturn in the national residential housing market has affected our market areas, especially in the metropolitan Atlanta, Georgia market. As the inventory of unsold homes has increased, residential construction and acquisition and development activity is slowing considerably. Some of our builders and developers have been significantly impacted by this slowdown and as a result are not performing on their loans. We believe we are taking the appropriate actions to resolve these nonperforming assets. However, due to the condition and future uncertainty of the housing markets and the economy, we cannot predict when the level of nonperforming assets will decline.

PART I, ITEM 2 (CONTINUED)

Financial Information

Financial Condition (Continued)

Other Assets

Other assets increased $5.2 million or 13.0% from $40.2 million at December 31, 2006 to $45.4 million at June 30, 2007. The increase is primarily attributable to the purchase of approximately $3.7 million in low income housing tax credits. The remainder of the increase is spread over various accounts.

Deposits

Total deposits increased $190.2 million or 9.6% from $1.97 billion at December 31, 2006 to $2.16 billion at June 30, 2007. The increase is primarily attributable to an increase of $143.9 million in brokered certificates of deposit and an increase of $54.2 million in warehouse certificates of deposit greater than $100,000, offset by a decrease of $7.9 million in various other deposit categories. Further discussion of our use of brokered and wholesale certificates of deposit is included in the liquidity and capital adequacy section of this discussion.

Borrowed Money

Borrowed money totaled $177.9 million as of June 30, 2007, an increase of 1.29% since December 31, 2006 when borrowed money totaled $175.6 million. Borrowings from the FHLB amounted to $77.7 million or 43.7% of total borrowed money as of June 30, 2007. Federal funds purchased and securities sold under agreement to repurchase increased by $8.1 million to meet funding needs. Junior subordinated debentures issued in connection with trust preferred securities were unchanged at June 30, 2007 with a balance of $41.2 million.

Other Liabilities

Other liabilities decreased $22.6 million or 54.9% to $18.5 million from December 31, 2006 when the balance totaled $41.1 million. The decrease is primarily due to the payment of an accrued liability of $21.5 million related to purchased securities.

Equity

At June 30, 2007, total equity was $314.7 million or 11.78% of total assets compared to $306.4 million or 12.29% of total assets as of December 31, 2006. The increase in equity is due primarily to the retention of net income during the period, net of dividends paid.

Results of Operations

Net Income

Net income for the three- and six-month periods ended June 30, 2007 was $6.1 million or $0.31 diluted earnings per share and $12.9 million or $0.66 diluted earnings per share, respectively, compared to $6.1 million or $0.36 diluted earnings per share and $11.2 million or $0.71 in the same periods of the preceding year. The increase in net income for the six-month period ended June 30, 2007 is primarily attributable to an increase of 29% in our net interest income, reduced by increases of 138% in provision for loan losses and 22% in noninterest expense.

Net Interest Income

The net interest margin of the Company was 4.11% for the three-month period ended June 30, 2007 compared to 4.52% for the same three-month period of the preceding year. The decrease in net interest margin is due largely to an 82 basis point increase in interest-bearing liabilities resulting primarily from significant growth of 90 basis points in costs of deposits during the period. The increase in the yield on interest-earning assets was reduced by approximately 22 basis points as a result of the increase in nonperforming assets. Total interest income increased to $48.2 million for the three-month period ended June 30, 2007, from $34.2 million during the comparable prior year period. The increase is the result of growth in the Company’s loan portfolio and an increase in the yield from loans of 27 basis points compared to the three-month period ended June 30, 2006.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

Total interest expense increased to $24.8 million for the three-month period ended June 30, 2007, compared to $15.1 million for the same period in 2006. The increase results from the increase of 36% in interest-bearing liabilities and an 82 basis point increase in the cost of those liabilities.

The following table represents the effective yields and costs of funds for the three-month periods ended June 30, 2007 and 2006, including tax-equivalent adjustments of $112,000 and $99,000, respectively:

	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,052,273	$45,138	8.82%	$1,494,812	$31,865	8.55%
Loans Held for Sale	8,728	156	7.17	8,011	138	6.91

Total Loans	2,061,001	45,294	8.81	1,502,823	32,003	8.54

Investment Securities
Taxable	174,720	2,218	5.09	131,835	1,446	4.40
Tax-Exempt, Tax Equivalent Basis	20,311	320	6.32	19,707	295	6.00

Total Investment Securities	195,031	2,538	5.22	151,542	1,741	4.61

Interest-Bearing Deposits With Other Banks	3,835	51	5.33	2,277	32	5.64

Federal Funds Sold	29,207	380	5.22	42,314	511	4.84

Other Interest-Earning Assets	1,238	24	7.78	1,238	26	8.42

Total Interest-Earning Assets	2,290,312	48,287	8.46	1,700,194	34,313	8.09

Noninterest-Earning Assets	238,830			206,606

Total Assets	$2,529,142			$1,906,800

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$537,322	$4,837	3.61	$431,529	$3,266	3.04
Time Deposits	1,350,602	17,923	5.32	928,919	10,111	4.37

Total Interest-Bearing Deposits	1,887,924	22,760	4.84	1,360,448	13,377	3.94

Other Interest-Bearing Liabilities
FHLB Advances	51,039	685	5.38	61,255	721	4.72
Subordinated Debentures	41,238	793	7.71	41,238	772	7.51
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	43,682	554	5.09	23,230	272	4.70

Total Other Interest-Bearing Liabilities	135,959	2,032	5.99	125,723	1,765	5.63

Total Interest-Bearing Liabilities	2,023,883	24,792	4.91	1,486,171	15,142	4.09

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-Bearing Liabilities	191,382			184,898
Shareholders’ Equity	313,877			235,731

Total Noninterest-Bearing Liabilities and Shareholders’ Equity	505,259			420,629

Total Liabilities and Shareholders’ Equity	$2,529,142			$1,906,800

Interest Rate Spread			3.55%			4.00%

Net Interest Income		$23,495			$19,171

Net Interest Margin			4.11%			4.52%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From 2006 to 2007
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$11,887	$1,404	$13,291

Investment Securities
Taxable	470	302	772
Tax-Exempt	9	16	25

Total Investment Securities	479	318	797

Interest-Bearing Deposits With Other Banks	22	(3)	19

Federal Funds Sold	(158)	27	(131)

Other Interest-Earning Assets	—	(2)	(2)

Total Interest Income	12,230	1,744	13,974

Interest Expense
Interest-Bearing Demand and Savings Deposits	801	770	1,571

Time Deposits	4,590	3,222	7,812

Funds Purchased and Securities Under Agreement to Repurchase	239	43	282

Subordinated Debentures	—	21	21

FHLB Advances	(120)	84	(36)

Total Interest Expense	5,510	4,140	9,650

Net Interest Income	$6,720	$(2,396)	$4,324

The net interest margin of the Company was 4.16% for the six-month period ended June 30, 2007 compared to 4.53% for the same six-month period of the preceding year. The decrease in net interest margin is due largely to a 97 basis point increase in the cost of interest-bearing liabilities offset by a 53 basis point increase in the yield on interest-earning assets compared to the six-month period ended June 30, 2006. The increase in the yield on interest-earning assets was reduced by approximately 18 basis points as a result of the increase in nonperforming assets. Total interest income increased to $94.2 million for the six-month period ended June 30, 2007, from $63.0 million during the comparable prior year period. The increase is the result of growth in the Company’s loan portfolio and an increase of 49 basis points in the yield on loans compared to the six-month period ended June 30, 2006.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

Total interest expense increased to $48.0 million for the six-month period ended June 30, 2007, compared to $27.2 million for the same period in 2006. The increase results from the increase of 41% in interest-bearing liabilities and a 97 basis point increase in the cost of those liabilities.

The following table represents the effective yields and costs of funds for the six-month periods ended June 30, 2007 and 2006, including tax-equivalent adjustments of $223,000 and $202,000, respectively:

	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,001,849	$88,006	8.87%	$1,415,242	$58,815	8.38%
Loans Held for Sale	6,654	229	6.94	6,613	225	6.86

Total Loans	2,008,503	88,235	8.86	1,421,855	59,040	8.37

Investment Securities
Taxable	174,250	4,406	5.10	127,229	2,756	4.37
Tax-Exempt, Tax Equivalent Basis	20,392	638	6.31	19,804	593	6.04

Total Investment Securities	194,642	5,044	5.23	147,033	3,349	4.59

Interest-Bearing Deposits With Other Banks	3,589	97	5.45	2,834	73	5.19

Federal Funds Sold	38,409	1,008	5.29	29,224	690	4.76

Other Interest-Earning Assets	1,238	47	7.66	1,238	47	7.66

Total Interest-Earning Assets	2,246,381	94,431	8.48	1,602,184	63,199	7.95

Noninterest-Earning Assets	239,095			188,365

Total Assets	$2,485,476			$1,790,549

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$529,867	$9,436	3.59	$410,159	$5,714	2.81
Time Deposits	1,323,090	34,709	5.29	850,570	17,594	4.17

Total Interest-Bearing Deposits	1,852,957	44,145	4.80	1,260,729	23,308	3.73

Other Interest-Bearing Liabilities
FHLB Advances	50,620	1,346	5.36	78,284	1,808	4.66
Subordinated Debentures	41,238	1,581	7.73	41,238	1,543	7.55
Funds Purchased and Securities Sold Under Agreement to Repurchase	38,947	976	5.05	23,916	553	4.66

Total Other Interest-Bearing Liabilities	130,805	3,903	6.02	143,438	3,904	5.49

Total Interest-Bearing Liabilities	1,983,762	48,048	4.88	1,404,167	27,212	3.91

Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-Bearing Liabilities	190,416			177,259
Shareholders’ Equity	311,298			209,123

Total Noninterest-Bearing Liabilities and Shareholders’ Equity	501,714			386,382

Total Liabilities and Shareholders’ Equity	$2,485,476			$1,790,549

Interest Rate Spread			3.60%			4.04%

Net Interest Income		$46,383			$35,987

Net Interest Margin			4.16%			4.53%

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Net Interest Income (Continued)

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From 2006 to 2007
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$24,360	$4,835	$29,195

Investment Securities
Taxable	1,019	631	1,650
Tax-Exempt	18	27	45

Total Investment Securities	1,037	658	1,695

Interest-Bearing Deposits With Other Banks	19	5	24

Federal Funds Sold	217	101	318

Other Interest-Earning Assets	—	—	—

Total Interest Income	25,633	5,599	31,232

Interest Expense
Interest-Bearing Demand and Savings Deposits	1,668	2,054	3,722

Time Deposits	9,774	7,341	17,115

Funds Purchased and Securities Under Agreement to Repurchase	348	75	423

Subordinated Debentures	—	38	38

FHLB Advances	(639)	177	(462)

Total Interest Expense	11,151	9,685	20,836

Net Interest Income	$14,482	$(4,086)	$10,396

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of our loan portfolio.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance, beginning of period	$23,336	$17,812	$22,336	$16,148

Business Combination, Neighbors Bancshares, Inc.	—	—	—	1,232

Charge-Offs
Commercial, Financial and Agricultural	(191)	(148)	(389)	(282)
Real Estate – Mortgage	(935)	(83)	(1,058)	(122)
Consumer	(302)	(321)	(528)	(575)

	(1,428)	(552)	(1,975)	(979)
Recoveries
Commercial, Financial and Agricultural	86	32	155	70
Real Estate – Mortgage	7	—	18	42
Consumer	107	159	314	308

	200	191	487	420
Net Charge-Offs	(1,228)	(361)	(1,488)	(559)

Provision for Loan Losses	2,000	739	3,260	1,369

Balance, end of period	$24,108	$18,190	$24,108	$18,190

We incurred net charge-offs of $1.2 million and $1.5 million and $0.4 million and $0.6 million during the three- and six-month periods ended June 30, 2007 and 2006, respectively. The allowance for loan losses on June 30, 2007 was at 1.15% of loans receivable compared to 1.18% at December 31, 2006.

Although management utilizes its best judgment in providing for inherent losses, there can be no assurance that we will not have to increase our provision for loan losses in the future as a result of future increases in the loan portfolio and nonperforming loans or for other reasons which could adversely affect our results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

Noninterest income for the three-months ended June 30, 2007 totaled $4.6 million compared to $4.9 million for the prior year period. The decrease is related to decreases in mortgage origination and related fees and other noninterest income of $162,000 and $193,000, respectively. The decrease in mortgage origination and related fees is related to a decrease in mortgage loan production; specifically, the number of mortgage loans closed decreased from 416 for the quarter ended June 30, 2006 compared to 339 for the quarter ended June 30, 2007.The volume of interim construction lending also declined compared to the quarter ended June 30, 2006, which was the primary driver for the decrease in other noninterest income.

Noninterest expenses increased 20% to $16.4 million for the second quarter of 2007. The increase is primarily attributable to a $1.3 million increase in salaries and benefits, which is the direct result of the Company’s organic growth and growth from the acquisition of Homestead Bank during 2006 and a $1.1 million increase in other noninterest expense. The increase in other noninterest expense is related to increased costs with respect to foreclosed property expense ($532,000) due to the foreclosure of real estate collateral (see “Nonperforming Assets” section herein), director’s fees ($177,000) due to the addition of the Homestead Bank board of directors during the period and software amortization ($138,000) resulting from the purchase of software during the period. The remainder of the increase is spread over various expense categories.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Noninterest income for the six months ended June 30, 2007 totaled $9.7 million, which is consistent with the $9.8 million recognized in the comparable prior period.

Noninterest expenses increased $5.8 million or 22% for the six months ended June 30, 2007 over the same period in 2006. The primary driver of this increase was the increase in salaries and employee benefits of $3.1million resulting from the additional employees from our acquisitions since the second quarter of 2006 and a $1.9 million increase in other noninterest expense. The increase in other noninterest expense is related to increased costs with respect to foreclosed property expense ($718,000) due to the foreclosure of real estate collateral (see “Nonperforming Assets” section herein) and professional fees ($307,000) and director’s fees ($337,000) resulting from the acquisition of Homestead Bank during the period. The remainder of the increase is spread over various expense categories.

Income Taxes

Income tax expense totaled $3.5 million for the three-month periods ended June 30, 2007 and 2006. The effective tax rates for the 2007 and 2006 periods were approximately 36% and 37%, respectively.

Income tax expense totaled $7.4 million for the six-month period ended June 30, 2007, compared to $6.5 million for the same period ended June 30, 2006. These amounts resulted in the effective tax rates of approximately 37% for 2007 and 2006. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Income tax expense for the three months ended March 31, 2007 and six months ended June 30, 2007 includes adjustments of $33,053 and $69,695, respectively, related to the adoption of FIN 48.

Liquidity and Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 10.89% at June 30, 2007. Our Tier 1 risk-based capital ratio was 9.83% at June 30, 2007.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 9.33% at June 30, 2007.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established minimum capital requirements for all depository institutions and established five capital tiers: “well capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized” and “critically under-capitalized.” FDICIA imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. At June 30, 2007, each of the Banks met the capital requirements to be “well capitalized.”

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

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2007 and December 31, 2006, we held $210.2 million and $221.2 million, respectively, in bonds (excluding other investments) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although $101.9 million of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At June 30, 2007 and December 31, 2006, the Banks had $918.8 million and $748.2 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 46% and 42% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Local market deposit sources have not been sufficient to fund our strong loan growth trends over the past five years. As a result, the Banks supplemented deposit sources with brokered deposits and Internet-based certificates of deposit. As of June 30, 2007 and December 31, 2006, the Banks reported $554.0 million, or 26% of total deposits and $410.1 million or 21% of total deposits, respectively, in brokered certificates of deposit attracted by external third parties. Additionally, the Banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, we have established multiple borrowing sources to augment their funds management. We have a line of credit with The Bankers Bank, and borrowing capacity also exists through the membership in the FHLB program. The Banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

PART I, ITEM 2 (CONTINUED)

Financial Information

Results of Operations (Continued)

Off-Balance Sheet Arrangements

The Company, in the normal course of business, is a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments primarily include unfulfilled loan commitments and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for unfulfilled loan commitments and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet transactions.

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of June 30, 2007 and December 31, 2006 approximated $461.7 million and $458.9 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We have commitments under financial standby letters of credit of $9.4 million as of June 30, 2007 and $8.7 million as of December 31, 2006 and commitments under performance standby letters of credit of $8.4 million and $12.1 million for the corresponding periods.

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

PART I, ITEM 3

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

Using the level of market interest rates at June 30, 2007 and using actual pricing experience immediately preceding the projection, our simulation model projected a net interest margin of 4.03% for the twelve-month period ending June 30, 2008. This compares to a net interest margin of 4.11% for the three months ended June 30, 2007. Assuming a 100 basis-point rise in rates over market levels at June 30, 2007, the net interest margin is projected to be 4.16% for the 12-month horizon. The net interest margin is projected to be 4.26% and 4.38% for a 200 and 300 basis-point rise in rates, respectively, over the same measurement period. The net interest margin is projected to be 3.94%, 3.83% and 3.73% for a 100, 200 and 300 basis-point fall in rates, respectively. The consensus Blue Chip Economic Forecast at June 30, 2007 predicts the yield curve will remain flat through 2008. Accordingly, we are closely monitoring the estimated effects of these forecasted rates.

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. At June 30, 2007, this gap analysis indicated that we had a liability-sensitive balance sheet over a one-year time horizon with cumulative rate-sensitive assets amounting to 93% of cumulative rate-sensitive liabilities. Management believes that our current degree of interest rate risk is acceptable in the current interest rate environment.

In addition, we use off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At June 30, 2007, we were party to an interest rate swap contract under which we pay a variable rate and receive a fixed rate. The interest rate swap contract has a total notional amount of $100.0 million and is designated as a cash flow hedge of our prime based loan portfolio. The change in fair value of cash flow hedges is recognized in other comprehensive income.

Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

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

There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this quarterly report that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting subsequent to the date of this evaluation.

PART II

Other Information

ITEM 1

Legal Proceedings

In the ordinary course of business, we are sometimes a party to litigation. We are not currently a party to any litigation that management believes, if determined adversely to us, would have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A

Risk Factors

In addition to other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006 contain valuable information concerning factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3

Defaults Upon Senior Securities

None.

ITEM 4

Submission of Matters to a Vote of Security Holders

The annual shareholders meeting of the Company was held on May 10, 2007. At the annual meeting, the following matters were submitted to a vote:

(I) Proposal 001-P – Election of Directors

	For	Withheld
Benjamin W. Griffith, III	16,526,992	952,689
Ruthie G. McMichael	16,826,811	652,870
Ben G. Porter	17,003,835	475,846
H. Averett Walker	17,188,993	290,688
Larry C. Walker	17,158,318	321,363
James R. Williams	17,264,491	215,190

PART II (CONTINUED)

Other Information

ITEM 4

Submission of Matters to a Vote of Security Holders (Continued)

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Name	Term Expiring
Edward M. Beckham, II	2008
Alford C. Bridges	2008
Frank H. Childs, Jr.	2009
Thad G. Childs, Jr.	2008
Robert T. Mullis	2009
T. Kevin Reece	2009
John W. Ramsey	2008
Robert M. Stalnaker	2008
H. Cullen Talton, Jr.	2009
Joe E. Timberlake, III	2009
Richard W. White	2008

(II) Other Proposals

	For	Against	Abstain	Broker Non-Vote
Proposal 002-M – Approve Amendment to Articles of Incorporation	16,166,519	1,200,158	113,004	—
Proposal 003-M – 2007 Omnibus Long-Term Incentive Plan	12,221,957	2,201,043	115,598	2,941,083
Proposal 004-M – Ratification of Auditors	17,291,529	59,500	128,652	—

ITEM 5

Other Information

None.

PART II (CONTINUED)

Other Information

ITEM 6	EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference

3.1	*	Amended and Restated Articles of Incorporation.

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

4.1		See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2		Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

10.1		1996 Incentive Stock Option Plan (incorporated by reference as Exhibit 10(c) to the registrant’s Form SB-2 (File No. 333-11371), filed with the Commission on September 4, 1996).

10.2		1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 30, 1999).

10.3		2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 15, 2002).

10.4		Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.5		Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.6		Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.7		Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to the registrant’s Form 10-Q/A (Commission File No. 000-23261), filed on May 22, 2006).

10.8		Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.9		2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-116592), filed with the Commission June 17, 2004).

10.10		2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 25, 2004).

10.11		2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed with the Commission on March 25, 2004).

10.12		2007 Omnibus Long-Term Incentive Plan (incorporated by reference as Appendix C to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed with the Commission on March 28, 2007).

10.13	*	First Modification to Note and Stock Pledge Agreement with The Bankers Bank dated July 20, 2007.

10.14	*	Renewal of the Line of Credit Agreement with Thomasville National Bank dated March 22, 2007.

31.1	*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker

H. Averett Walker
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2007

/s/ James R. McLemore

James R. McLemore
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 8, 2007