Form 10-Q
period 2007-09-30
SECURITY BANK CORP
filed 2007-11-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(478) 722-6200

(Registrant’s Telephone Number, Including Area Code)

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 8, 2007
Common Stock, $1.00 par value	18,906,546 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Cash and Due From Banks	$45,362	$63,245

Federal Funds Sold	51,566	93,659

Interest-Bearing Deposits With Other Banks	7,163	2,911

Investment Securities	219,865	222,418

Other Investments, at Cost	7,829	7,521

Loans Held for Sale	8,867	8,877

Loans Receivable, Net	2,138,080	1,878,765

Premises and Equipment	42,246	39,758

Long-Lived Assets Held for Sale	—	885

Other Real Estate Owned	23,891	2,775

Goodwill	128,571	127,984

Core Deposit Intangible, net	4,371	5,110

Other Assets	46,175	40,163

Total Assets	$2,723,986	$2,494,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$2,191,100	$1,970,927

Borrowed Money	203,383	175,605

Other Liabilities	17,467	41,131

Commitments and Contingencies

Shareholders’ Equity
Common Stock, par value $1 per share; 50,000,000 shares authorized, 18,889,227 shares issued and outstanding at September 30, 2007; 25,000,000 shares authorized, 19,186,050 shares issued and outstanding at December 31, 2006	18,889	19,186
Paid-In Capital	220,825	224,565
Retained Earnings	71,539	63,697
Restricted Stock – Unearned Compensation	(53)	(158)
Accumulated Other Comprehensive Income (Loss), Net of Tax	836	(552)

	312,036	306,738
Treasury Stock, 19,736 Shares, at Cost	—	(330)

Total Shareholders’ Equity	312,036	306,408

Total Liabilities and Shareholders’ Equity	$2,723,986	$2,494,071

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Loans, Including Fees	$46,351	$38,027	$134,588	$97,067
Investment Securities	2,844	2,091	7,664	5,238
Federal Funds Sold and Other	448	551	1,599	1,361

	49,643	40,669	143,851	103,666

Interest Expense
Deposits	24,841	17,349	68,986	40,658
Subordinated Debentures	799	805	2,380	2,348
FHLB Advances	654	605	1,997	2,366
Repurchase Agreements	392	226	1,034	526
Federal Funds Purchased and Other	176	97	513	396

	26,862	19,082	74,910	46,294

Net Interest Income	22,781	21,587	68,941	57,372

Provision for Loan Losses	9,400	1,226	12,660	2,595

Net Interest Income After Provision for Loan Losses	13,381	20,361	56,281	54,777

Noninterest Income
Service Charges on Deposits	2,356	2,387	6,830	6,826
Mortgage Banking Income	1,170	1,231	3,480	3,915
Securities Losses	(5)	(270)	(3)	(270)
Other	739	1,638	3,678	4,349

	4,260	4,986	13,985	14,820

Noninterest Expense
Salaries and Employee Benefits	8,852	8,497	27,497	24,063
Occupancy and Equipment	1,559	1,396	4,594	4,151
Professional Fees	971	639	2,277	1,638
Marketing	664	548	2,024	1,722
Amortization-Core Deposit Intangible	246	237	739	657
Other	4,427	3,115	11,903	8,696

	16,719	14,432	49,034	40,927

Income Before Income Taxes	922	10,915	21,232	28,670
Income Taxes	347	3,975	7,771	10,500

Net Income	$575	$6,940	$13,461	$18,170

Basic Earnings Per Share	$0.03	$0.38	$0.70	$1.10

Diluted Earnings Per Share	$0.03	$0.37	$0.69	$1.08

Dividends Per Share	$0.088	$0.075	$0.263	$0.225

Weighted Average Common Shares Outstanding	19,075,958	18,635,741	19,142,901	16,564,881

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$575	$6,940	$13,461	$18,170

Other Comprehensive Income, Net of Income Tax
Gains on Securities Arising During the Period	1,440	1,058	(5)	(48)
Reclassification Adjustment	3	178	2	178

Unrealized Gains (Losses) on Securities	1,443	1,236	(3)	130
Unrealized Gains on Derivative Instruments	1,408	—	1,391	—

Comprehensive Income	$3,426	$8,176	$14,849	$18,300

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(IN THOUSANDS)

	Shares	Common Stock	Paid-In Capital	Retained Earnings	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2005	14,407	$14,407	$121,480	$45,570	$(223)	$(1,599)	$(330)	$179,305
Shares Issued in Connection with Contingent Payments	160	160	3,514					3,674
Stock Options Exercised	17	17	186					203
Stock Based Compensation Awards			392					392
Amortization of Unearned Compensation					49			49
Shares Issued in Connection with Stock Offering	1,725	1,725	34,216					35,941
Shares Issued in Acquisition	2,864	2,864	65,186					68,050
Shares Issued to Employee Stock Purchase Plan	8	8	179					187
Unrealized Gain on Securities Available for Sale						130		130
Cash Dividends				(3,828)				(3,828)
Net Income				18,170				18,170

Balance, September 30, 2006	19,181	$19,181	$225,153	$59,912	$(174)	$(1,469)	$(330)	$302,273

Balance, December 31, 2006	19,186	$19,186	$224,565	$63,697	$(158)	$(552)	$(330)	$306,408
Cumulative Effect of Change in Accounting Principle				(608)				(608)
Cashless exercise of stock options	31	31	(31)					—
Stock Options Exercised	3	3	44					47
Stock Based Compensation Awards			708					708
Amortization of Unearned Compensation					45			45
Cancellation of Restricted Stock	(3)	(3)	(57)		60			—
Retirement of Treasury Shares	(20)	(20)	(310)				330	—
Shares Issued in Acquisition	11	11	239					250
Shares Issued to Employee Stock Purchase Plan	16	16	236					252
Shares Repurchased	(335)	(335)	(4,569)					(4,904)
Unrealized Loss on Securities Available for Sale						(3)		(3)
Unrealized Gain on Derivative Instruments						1,391		1,391
Cash Dividends				(5,011)				(5,011)
Net Income				13,461				13,461

Balance, September 30, 2007	18,889	$18,889	$220,825	$71,539	$(53)	$836	$—	$312,036

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(DOLLARS IN THOUSANDS)

	2007	2006
Cash Flows from Operating Activities
Net Income	$13,461	$18,170
Adjustments to Reconcile Net Income to Net Cash Provided (Used) from Operating Activities
Stock Options	708	392
Depreciation, Amortization and Accretion	3,295	2,806
Provision for Loan Losses	12,660	2,595
Securities Losses	3	270
Loss on Sale of Other Real Estate	461	67
Provision for Losses on Other Real Estate	49	93
Gain on Sale of Premises and Equipment	(3)	(25)
Gain on Sales of Loans	(152)	(39)
Net Change in Loans Held for Sale	10	(3,384)
Payable for Purchased Securities	(21,544)	—
Net Change in Other Assets	(9,459)	(2,996)
Net Change in Other Liabilities	(2,475)	(981)

	(2,986)	16,968

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	(4,252)	2,814
Purchase of Investment Securities Available for Sale	(64,931)	(55,824)
Sales of Investment Securities Available for Sale	3,995	7,318
Proceeds from Maturities and Calls of Investment Securities
Available for Sale	63,676	23,023
Held to Maturity	240	105
Other Securities, Net	(307)	652
Loans to Customers, Net	(300,105)	(184,992)
Purchase of Premises and Equipment	(4,687)	(5,833)
Sale of Premises and Equipment	1,181	2,710
Purchase of Investment Tax Credits	(3,695)	—
Proceeds from sale of Other Real Estate	13,762	3,515
Goodwill Resulting from Contingent Cash Payments	—	(1,144)
Payment to Rivoli BanCorp Stockholders	—	(4,220)
Cash (Paid) Received in Business Acquisition, Net	(198)	11,520

	(295,321)	(200,356)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	237,392	191,071
Noninterest-Bearing Customer Deposits	(17,221)	3,575
Dividends Paid	(5,011)	(3,828)
Federal Funds Purchased and Repurchase Agreements	31,077	(8,057)
Borrowed Money, Net	(3,300)	(31,277)
Proceeds from Common Stock Offering	—	35,941
Issuance of Common Stock	299	389
Purchase of Common Stock	(4,904)	—

	238,332	187,814

Net Increase (Decrease) in Cash and Cash Equivalents	(59,975)	4,426
Cash and Cash Equivalents, Beginning	156,903	103,092

Cash and Cash Equivalents, Ending	$96,928	$107,518

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries, Security Bank of Bibb County located in Macon, Georgia; Security Bank of Houston County located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro located in Woodstock, Georgia; Security Bank of North Fulton located in Alpharetta, Georgia; Security Bank of Gwinnett County located in Suwanee, Georgia; and Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, which has offices throughout Georgia. The financial statements also include CFS Wealth Management, LLC, an investment management and planning firm acquired in February 2007. All significant intercompany accounts have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of this statement did not have a material impact on our financial condition, results of operations or cash flows.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the consolidated financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in earnings as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, which was accounted for as a $607,789 reduction to the January 1, 2007 balance of retained earnings (for previous years) and tax expense of $124,631 for the nine months ended September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of the Statement. The Company has decided not to elect early adoption as permitted by SFAS No. 159. Management is presently working to determine the potential impact of SFAS No. 159 on the Company’s financial condition, results of operations and cash flows.

In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which becomes effective for the Company on January 1, 2008. Management has not completed its review of this new guidance, but expects the effect upon implementation will not be material to the Company’s consolidated financial statements.

In addition, the FASB has recently issued several proposals to amend, supersede or interpret existing accounting standards that may impact the Company’s financial statements at a later date:

•	Proposed amendment to SFAS No. 128, Earnings per Share;

•	Proposed replacement of SFAS No. 141, Business Combinations; and

•	Proposed replacement of Accounting Research Bulletin No. 51, Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests

A variety of other proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Segment Reporting

Reportable segments are business units, which offer different products and services and require different management and marketing strategies. Management of the Company considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors included in consolidated noninterest income for the nine-month periods ended September 30, 2007 and 2006 was $3.5 million and $3.9 million, respectively. Such income may fluctuate significantly with increases or decreases in mortgage rates and overall demand for borrowing.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Business Combinations

On March 31, 2006, the Company completed its acquisition of Neighbors Bancshares, Inc., the parent company of Neighbors Bank, a community bank located in Alpharetta, Georgia. The shareholders of Neighbors Bancshares, Inc. received $1.6 million in cash and 1.2 million shares of the Company’s common stock. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $69,413 and $45,095, respectively, of the core deposit intangibles during the nine months ended September 30, 2007 and 2006.

On July 31, 2006, the Company completed its acquisition of Homestead Bank, a community bank located in Suwanee, Georgia. Homestead Bank’s shareholders received $10.7 million in cash and 1.6 million shares of the Company’s common stock. The excess of the purchase price over book value has been allocated to goodwill and core deposit intangibles. The Company amortized $73,508 and $16,335, respectively, of the core deposit intangibles during the nine months ended September 30, 2007 and 2006.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	Homestead	Neighbors
	(Dollars in thousands)
Cash, Due from Banks and Federal Funds Sold	$15,659	$9,556
Investment Securities	29,671	5,209
Loans, Net	233,180	101,048
Premises and Equipment	2,787	5,169
Core Deposit Intangible	686	640
Goodwill Arising in the Acquisition	25,879	22,004
Other Assets	1,191	2,655
Deposits	(236,284)	(110,822)
Other Liabilities	(27,068)	(2,313)

	$45,701	$33,146

Following are pro forma amounts assuming that the acquisitions were made on January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest Income	$49,643	$42,558	$143,851	$117,478

Net Income	575	5,938	13,461	17,684

Earnings Per Share
Basic	$0.03	$0.32	$0.70	$0.99
Diluted	$0.03	$0.31	$0.69	$0.97

(3) Investment Securities

Investment securities as of September 30, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government Agencies:
Mortgage Backed	$170,467	$229	$(986)	$169,710
Other	26,561	151	(38)	26,674
State, County and Municipal	20,612	80	(153)	20,539
Other Securities	1,964	—	(22)	1,942

	$219,604	$460	$(1,199)	$218,865

Securities Held to Maturity
U.S. Government Agencies:
Other	$1,000	$—	$(16)	$984

	$1,000	$—	$(16)	$984

Investment securities as of December 31, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government Agencies:
Mortgage Backed	$133,183	$162	$(1,056)	$132,289
Other	67,048	—	(220)	66,828
State, County and Municipal	19,993	250	(148)	20,095
Other Securities	1,981	—	(15)	1,966

	$222,205	$412	$(1,439)	$221,178

Securities Held to Maturity
State, County and Municipal	$1,240	$—	$(27)	$1,213

	$1,240	$—	$(27)	$1,213

Unrealized holding losses, net of tax, on securities available for sale of $0.8 million and $0.6 million are included in shareholders’ equity as of September 30, 2007 and December 31, 2006, respectively.

(4) Loans Receivable, Net

Loans receivable are comprised of the following:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Real Estate-Construction	$1,167,968	$981,481
Real Estate-Other	789,018	728,598
Commercial	150,994	142,537
Consumer	56,442	48,923
Agricultural	3,383	2,029

	2,167,805	1,903,568
Allowance for Loan Losses	(27,132)	(22,336)
Unearned Interest and Fees	(2,593)	(2,467)

	$2,138,080	$1,878,765

(5) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all loans for the three- and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance beginning of period	$24,108	$18,190	$22,336	$16,148
Business Combination	—	2,850	—	4,082
Charge-Offs	(6,690)	(1,002)	(8,665)	(1,981)
Recoveries	314	213	801	633
Provision for Loan Losses	9,400	1,226	12,660	2,595

Balance end of period	$27,132	$21,477	$27,132	$21,477

(6) Deposits

Components of deposits are as follows:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Interest-Bearing Demand	$518,501	$531,004
Demand	161,749	178,967
Time, $100,000 and Over	975,853	748,231
Other Time	519,791	496,538
Savings	15,206	16,187

	$2,191,100	$1,970,927

Brokered deposits are third-party time deposits placed by or through the assistance of a deposit broker. As of September 30, 2007, the Company had $597.3 million in brokered deposits compared to $410.1 million at December 31, 2006.

(7) Borrowed Money

Borrowed money is comprised of the following:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$70,150	$83,450
Subordinated Debentures (trust preferred securities)	41,238	41,238
Federal Funds Purchased	43,431	25,917
Securities Sold Under Agreement to Repurchase	38,564	25,000
Advances Under Revolving Line of Credit	10,000	—

Total Borrowed Money	$203,383	$175,605

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. The interest income received from the Company’s trusts totaled $71,000 for the nine months ended September 30, 2007 and 2006. The interest expense paid to the trusts totaled $2,380,000 and $2,348,000 for the nine months ended September 30, 2007 and 2006.

(8) Stock Compensation Plans

A summary of option transactions for the nine months ended September 30, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2006	767,667	$13.20
Granted	1,235,000	20.87
Forfeited	—
Exercised	84,994	11.01

Outstanding, September 30, 2007	1,917,673	$18.24	$849,901	8.17

Eligible to be Exercised, September 30, 2007	552,984	$13.84	$556,987	5.59

During the nine months ended September 30, 2007, the Company issued 1,165,000 incentive stock options to management and 70,000 nonqualified stock options to directors. The incentive stock options issued to the named executive officers vest over a three-year period based upon achieving diluted earnings per share growth of 12% to 15% annually and on average for the three-year period. The vested options become exercisable over the three-year period beginning on the first anniversary of the grant date. The incentive stock options issued to other members of management, as amended, do not include a performance-based component and cliff-vest on December 31, 2010. The nonqualified stock options vest and become exercisable over a five-year period and do not include a performance-based component.

(9) Earnings Per Share

The following presents earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share
Net Income Per Common Share	$0.03	$0.38	$0.70	$1.10
Weighted Average Common Shares	19,075,958	18,635,741	19,142,901	16,564,881
Diluted Earnings Per Share
Net Income Per Common and Common Equivalent Share	$0.03	$0.37	$0.69	$1.08
Weighted Average Common Shares and Common Stock Equivalents	19,184,272	18,971,126	19,359,809	16,900,239

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $15.1015 and $17.6401 and $22.3377 and $22.4842 for the three- and nine-month periods ended September 30, 2007 and 2006, respectively. The Company’s stock is quoted on the Nasdaq Global Select Market under the symbol SBKC.

(10) Regulatory Capital Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial position and operations. Management believes, as of September 30, 2007, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Company’s and the Banks’ actual ratios as of September 30, 2007 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Capital Adequacy	4.00%	8.00%	4.00%
Well Capitalized	6.00%	10.00%	5.00%

Security Bank Corporation (Consolidated)	9.24%	10.38%	8.68%
Security Bank of Bibb County	9.10%	10.35%	8.91%
Security Bank of Houston County	8.96%	10.21%	8.02%
Security Bank of Jones County	10.62%	11.62%	8.70%
Security Bank of North Metro	9.12%	10.36%	8.56%
Security Bank of North Fulton	9.57%	10.81%	8.91%
Security Bank of Gwinnett County	9.35%	10.11%	9.00%

(11) Derivative Financial Instruments

On June 29, 2007 the Company executed an interest rate swap. The Company’s objective in using the derivative is to add stability to interest income and to manage our exposure to adverse changes in interest rates. The interest rate swap has a notional amount of $100.0 million, receives a fixed rate of 8.145%, and pays the current prime rate. The interest rate swap effectively converts the variable interest receipts on $100.0 million of prime-based loans to fixed at 8.145% plus any credit spread, if applicable, over the life of the agreement. The interest rate swap has a maturity date of July 1, 2010.

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

At September 30, 2007, the interest rate swap had a fair value of $2.1 million which was included in other assets. Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest income as interest payments are received on the Company’s variable-rate loan assets.

As of September 30, 2007, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of Security Bank Corporation and its subsidiaries’ financial condition and results of operations as of and for the three- and nine-month periods ended September 30, 2007 and 2006. The historical financial statements of Security Bank Corporation are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2006.

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

•

possible changes in general economic and business conditions, including real estate markets, in the United States in general and in the larger region and communities we serve in particular may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, or a reduced demand for credit, thereby reducing earning assets;

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

Unless indicated otherwise, references in this Quarterly Report to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County (and its wholly-owned subsidiary Fairfield Financial Services, Inc.), Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County (collectively, the Banks) and CFS Wealth Management, LLC.

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Fairfield Financial Services, Inc., an interim real estate and development lender and traditional mortgage originator, which functions as an operating subsidiary of Security Bank of Bibb County. The Banks are also subject to various federal and state banking laws and regulations. In addition, during the first quarter of 2007, we completed the acquisition of CFS Wealth Management, LLC, an independent investment management and financial planning firm in Macon, Georgia.

The Banks each operate as a separate legal entity under the corporate umbrella of Security Bank Corporation. As a result, each bank has its own board of directors and management comprised of persons known in the local community in which each bank operates. We provide significant assistance and oversight to the Banks in the areas such as budgeting, marketing, human resource management, credit administration, operations and funding. This allows us to maintain efficient centralized reporting and policies while maintaining local decision-making capabilities.

As of September 30, 2007, we had 524 employees on a full-time equivalent basis.

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

Financial Condition

At September 30, 2007, total assets were $2.72 billion compared to $2.49 billion at December 31, 2006. The increase in total assets compared to December 31, 2006 is primarily due to increases in loan volumes, mainly in real estate-construction loans, and other real estate owned, offset by decreases in federal funds sold and cash and due from banks.

Assets

The composition of assets is as follows:

	September 30, 2007	December 31, 2006	$ Change	% Change
	(Dollars in thousands)
Cash and Due From Banks	$45,362	$63,245	$(17,883)	-28.3%
Federal Funds Sold	51,566	93,659	(42,093)	-44.9%
Interest-Bearing Deposits With Other Banks	7,163	2,911	4,252	146.1%
Investment Securities	219,865	222,418	(2,553)	-1.2%
Other Investments, at Cost	7,829	7,521	308	4.1%
Loans Held For Sale	8,867	8,877	(10)	-0.1%
Loans Receivable, Net	2,138,080	1,878,765	259,315	13.8%
Premises and Equipment	42,246	39,758	2,488	6.3%
Long-Lived Assets Held For Sale	—	885	(885)	-100.0%
Other Real Estate Owned	23,891	2,775	21,116	760.9%
Goodwill	128,571	127,984	587	0.5%
Core Deposit Intangible, net	4,371	5,110	(739)	-14.5%
Other Assets	46,175	40,163	6,012	15.0%

	$2,723,986	$2,494,071	$229,915	9.22%

Cash and Cash Equivalents

See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the nine months ended September 30, 2007 and 2006.

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Compared to December 31, 2006, investment securities remained relatively consistent, as the balance decreased $2.6 million or 1.2%. At September 30, 2007 and December 31, 2006, the securities portfolio accounted for approximately 8.1% and 8.9% of total assets, respectively.

The investment securities portfolio primarily consists of U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Loans Receivable, Net

Loans receivable, net increased due to the continuing growth in our loan portfolio, particularly in real estate-construction loans. Approximately $158.0 million of the increase relates to the middle and coastal Georgia markets (Bibb, Houston, Jones and Glynn counties) and the remainder is attributable to the growth of loans in the metropolitan Atlanta market. Market conditions have restrained the pace of new real estate project financing in the metropolitan Atlanta market, so we have slowed the growth of our loan portfolios in this market when compared with previous quarters.

Risk Elements and Allowance for Loan Losses (ALL)

Nonperforming assets consist of nonaccrual loans and other real estate owned, which is real estate acquired through foreclosure. Largely as a result of deteriorating conditions in the residential real estate market in our metropolitan Atlanta market, nonperforming assets increased significantly to $65.4 million or 2.4% of total assets at September 30, 2007, compared to $37.2 million or 1.5% of total assets at December 31, 2006.

The following table presents our nonperforming assets as of the dates indicated:

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccrual Loans	$41,492	$35,450	$39,139	$34,401
Other Real Estate Owned	23,891	19,229	3,403	2,775

Total Nonperforming Assets	$65,383	$54,679	$42,542	$37,176

Nonaccrual loans increased by $6.0 million or 17% and by $7.1 million or 21% during the three and nine months ended September 30, 2007, respectively. There was significant movement within these loans during the quarter as $6.7 million of nonaccrual loans were charged-off, $14.8 million went into foreclosure and $32.9 million of loans went on nonaccrual status. Additionally, $4.1 million of nonaccrual loans were sold during the quarter. The ten largest nonaccrual loans comprise $28.9 million or 69.6% of the total and eight of the ten loans are collateralized by residential real estate.

Other real estate owned increased by $4.7 million and by $21.1 million during the three and nine months ended September 30, 2007, respectively. During the third quarter of 2007, new foreclosures were completed on $14.8 million of real estate and $9.9 million of real estate was sold. The ten largest properties account for $20.3 million or 85.0% of the total and each is a residential real estate development or construction property located predominantly in metropolitan Atlanta, Georgia.

The downturn in the national residential housing market has affected our market areas, especially in the metropolitan Atlanta, Georgia market. As the inventory of unsold homes and residential lots has increased, residential construction and acquisition and development activity has slowed considerably. Some of our customers that are builders and developers have been significantly impacted by this current weak environment in the residential housing market and as a result are not performing on their loans. We believe we are taking the appropriate actions to resolve these nonperforming assets. However, due to the condition and future uncertainty of the housing markets and the economy, we cannot predict when the level of nonperforming assets will decline.

Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two components: (1) an allocated amount representative of specifically identified credit exposure and exposures that are readily predictable by historical or comparative experience; and (2) an amount due to stress factors that are representative of inherent loss related to various economic factors and characteristics of our company’s loan portfolio that is not as readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

We establish the allocated amount separately for three tiers:

•	impaired loans with specific allocations based on collateral exposure;

•

loans based on five different credit ratings (watch list, other assets specifically mentioned, impaired, doubtful and loss) with allocations based on historical losses, adjusted for environmental or stress factors, per rating category; and

•	the rest of the loan portfolio with allocations based on historical losses, adjusted for environmental or stress factors, in the total portfolio.

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

The amount due to stress factors is particularly subjective and does not lend itself to exact mathematical calculation. The amount due to stress represents estimated inherent credit losses, which may exist, but have not yet been identified, as of the balance sheet date. In estimating the third tier amount, we apply three stress factors. The first stress factor consists of economic factors including such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit (such as commercial real estate) in any particular industry group, and new banking laws or regulations. The second stress factor is based on the credit grade of the loans in our unsecured consumer loan portfolio. The third stress factor represents potential exposure as a result of the aggregate speculative real estate loans in the company. After we assess applicable factors, we evaluate the remaining amount based on our management’s experience.

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

Other Assets

Other assets increased due to the purchase of approximately $3.7 million in low income housing tax credits and the inclusion of the fair value (approximately $2.1 million at September 30, 2007) of an interest rate swap agreement entered into during 2007.

Liabilities

The composition of liabilities is as follows:

	September 30, 2007	December 31, 2006	$ Change	% Change
	(Dollars in thousands)
Deposits	$2,191,100	$1,970,927	$220,173	11.2%
Borrowed Money	203,383	175,605	27,778	15.8%
Other Liabilities	17,467	41,131	(23,664)	-57.5%

	$2,411,950	$2,187,663	$224,287	10.3%

Deposits

The increase in total deposits is primarily attributable to an increase of $187.2 million in brokered certificates of deposit. Further discussion of our use of brokered and wholesale certificates of deposit is included in the Liquidity section of this discussion.

Borrowed Money

The increase in borrowed money is related to a $31.1 million increase in federal funds purchased and securities sold under agreement to repurchase and a $10.0 million draw on a revolving line of credit. This increase was offset by a $13.3 million decrease in Federal Home Loan Bank Advances, which fluctuates as needed to meet our funding needs.

Other Liabilities

Other liabilities decreased primarily due to the payment of an accrued liability of $21.5 million related to purchased securities.

Equity

On August 2, 2007, the Company’s Board of Directors authorized a stock repurchase plan to acquire up to 1.2 million shares of the Company’s common stock for one year at a price of $16.50 or less per share.

At September 30, 2007, total equity was $312.0 million or 11.5% of total assets compared to $306.4 million or 12.3% of total assets as of December 31, 2006. The increase in equity is due primarily to the retention of net income during the period, net of dividends paid, the addition of the fair value of an interest rate swap agreement, net of income taxes, offset by the repurchase of 334,700 shares of common stock under the stock repurchase plan discussed above.

Results of Operations

Net Income

Net income for the three- and nine-month periods ended September 30, 2007 was $0.6 million or $0.03 diluted earnings per share and $13.5 million or $0.69 diluted earnings per share, respectively, compared to $6.9 million or $0.37 diluted earnings per share and $18.2 million or $1.08 diluted earnings per share in the same periods of the preceding year. The decrease in net income for the nine-month period ended September 30, 2007 is primarily attributable to increases of $10.1 million in the provision for loan losses and $8.1 million in noninterest expense offset by an increase in our net interest income of $11.6 million.

Net Interest Income

The net interest margin of the Company was 3.81% for the three-month period ended September 30, 2007 compared to 4.47% for the same three-month period of the preceding year. The decrease in net interest margin is due largely to a 50 basis point increase in the cost of time deposits. In addition, the increase in the yield on interest-earning assets was reduced by approximately 39 basis points as a result of the increase in nonperforming assets. Total interest income increased to $49.8 million for the three-month period ended September 30, 2007, from $40.8 million during the comparable prior year period. The increase is the result of growth in the Company’s loan portfolio and investment securities combined with an increase of 56 basis points in the yield on securities compared to the three-month period ended September 30, 2006. Total interest expense increased to $26.9 million for the 2007 period from $19.1 million for the 2006 period. The increase is the result of an increase in interest bearing deposits combined with an increase of 50 basis points in those deposits.

The following table represents the effective yields and costs of funds for the three-month periods ended September 30, 2007 and 2006, including tax-equivalent adjustments of $110,000 and $107,000 respectively:

	2007			2006
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets
Interest-Earning Assets
Loans Receivable	$2,123,612	$46,232	8.64%	$1,697,108	$37,901	8.86%
Loans Held for Sale	6,367	119	7.42	7,015	127	7.18
Investment Securities - Taxable	199,898	2,639	5.24	163,336	1,990	4.83
Investment Securities - Tax-Exempt, Tax Equivalent Basis	20,481	315	6.10	19,955	208	4.14
Interest-Bearing Deposits With Other Banks	8,059	109	5.37	3,481	50	5.70
Federal Funds Sold	23,719	315	5.25	34,594	476	5.46
Other Interest-Earning Assets	1,238	24	7.69	1,238	24	7.69

Total Interest-Earning Assets	2,383,374	49,753	8.28	1,926,727	40,776	8.40
Noninterest-Earning Assets	264,926			230,570

Total Assets	$2,648,300			$2,157,297

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$544,389	$5,115	3.73	$486,099	$4,302	3.51
Time Deposits	1,472,744	19,725	5.31	1,080,456	13,047	4.79

Total Interest-Bearing Deposits	2,017,133	24,840	4.89	1,566,555	17,349	4.39

Borrowings
FHLB Advances	48,340	656	5.38	48,689	606	4.94
Subordinated Debentures	41,238	799	7.69	41,238	804	7.74
Advances under line of credit	2,804	50	7.07	—	—	—
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	41,946	517	4.89	26,036	323	4.92

Total Borrowings	134,328	2,022	5.97	115,963	1,733	5.93

Total Interest-Bearing Liabilities	2,151,461	26,862	4.95	1,682,518	19,082	4.50
Noninterest-Bearing Liabilities	180,779			190,842
Shareholders’ Equity	316,060			283,937

Total Liabilities and Shareholders’ Equity	$2,648,300			$2,157,297

Interest Rate Spread			3.33%			3.90%

Net Interest Income		$22,891			$21,694

Net Interest Margin			3.81%			4.47%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From 2006 to 2007
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$9,503	$(1,179)	$8,324
Investment Securities - Taxable	445	204	649
Investment Securities - Tax-Exempt	5	102	107
Interest-Bearing Deposits With Other Banks	66	(7)	59
Federal Funds Sold	(150)	(12)	(162)
Other Interest-Earning Assets	—	—	—

Total Interest Income	9,869	(892)	8,977

Interest Expense
Interest-Bearing Demand and Savings Deposits	516	297	813
Time Deposits	4,737	1,941	6,678
Federal Funds Purchased and Securities Under Agreement to Repurchase	197	(3)	194
Subordinated Debentures	—	(5)	(5)
Advances under line of credit	50	—	50
FHLB Advances	(4)	54	50

Total Interest Expense	5,496	2,284	7,780

Net Interest Income	$4,373	$(3,176)	$1,197

The net interest margin of the Company was 4.04% for the nine-month period ended September 30, 2007 compared to 4.51% for the same nine-month period of the preceding year. The decrease in net interest margin is due largely to a 78 basis point increase in the cost of interest-bearing liabilities offset by a 29 basis point increase in the yield on interest-earning assets compared to the nine-month period ended September 30, 2006. The increase in the yield on interest-earning assets was reduced by approximately 25 basis points as a result of the increase in nonperforming assets. Total interest income increased to $144.2 million for the nine-month period ended September 30, 2007, from $104.0 million during the comparable prior year period. The increase is the result of 35% growth in average loan portfolio and 32% growth in average investment securities (taxable). Additionally, loan yields and investment yields (taxable) increased by 23 basis points and 41 basis points, respectively, in 2007 as compared to 2006.

Total interest expense increased to $74.9 million for the nine-month period ended September 30, 2007, compared to $46.3 million for the same period in 2006. The increase results from the increase of 40% in interest-bearing deposits and an 84 basis point increase in the cost of those deposits.

The following table represents the effective yields and costs of funds for the nine-month periods ended September 30, 2007 and 2006, including tax-equivalent adjustments of $334,000 and $308,000, respectively:

	2007			2006
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets
Interest-Earning Assets
Loans Receivable	$2,042,883	$134,240	8.79%	$1,510,230	$96,714	8.56%
Loans Held for Sale	6,557	348	7.10	6,748	352	6.97
Investment Securities - Taxable	182,893	7,044	5.15	139,397	4,947	4.74
Investment Securities - Tax-Exempt, Tax Equivalent Basis	20,422	954	6.25	19,855	600	4.04
Interest-Bearing Deposits With Other Banks	5,095	206	5.41	3,052	124	5.43
Federal Funds Sold	33,459	1,322	5.28	31,034	1,166	5.02
Other Interest-Earning Assets	1,238	71	7.67	1,238	71	7.67

Total Interest-Earning Assets	2,292,547	144,185	8.41	1,711,554	103,974	8.12
Noninterest-Earning Assets	247,800			202,617

Total Assets	$2,540,347			$1,914,171

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$534,761	$14,551	3.64	$435,750	$10,016	3.07
Time Deposits	1,373,523	54,434	5.30	928,040	30,641	4.41

Total Interest-Bearing Deposits	1,908,284	68,985	4.83	1,363,790	40,657	3.99

Borrowings
FHLB Advances	49,852	1,997	5.36	68,310	2,413	4.72
Subordinated Debentures	41,238	2,380	7.72	41,238	2,348	7.61
Advances under line of credit	945	50	7.07	—	—	—
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	39,957	1,498	5.01	24,630	876	4.76

Total Borrowings	131,992	5,925	6.00	134,178	5,637	5.62

Total Interest-Bearing Liabilities	2,040,276	74,910	4.91	1,497,968	46,294	4.13
Noninterest-Bearing Liabilities	187,168			181,844
Shareholders’ Equity	312,903			234,359

Total Liabilities and Shareholders’ Equity	$2,540,347			$1,914,171

Interest Rate Spread			3.50%			3.99%

Net Interest Income		$69,275			$57,680

Net Interest Margin			4.04%			4.51%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From 2006 to 2007
Rate/Volume Analysis	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net	$34,070	$3,453	$37,523
Investment Securities - Taxable	1,544	552	2,096
Investment Securities - Tax-Exempt	17	337	354
Interest-Bearing Deposits With Other Banks	83	(1)	82
Federal Funds Sold	91	65	156
Other Interest-Earning Assets	—	—	—

Total Interest Income	35,805	4,406	40,211

Interest Expense
Interest-Bearing Demand and Savings Deposits	2,276	2,259	4,535
Time Deposits	14,708	9,085	23,793
Federal Funds Purchased and Securities Under Agreement to Repurchase	545	77	622
Subordinated Debentures	—	32	32
Advances under line of credit	50	—	50
FHLB Advances	(652)	236	(416)

Total Interest Expense	16,927	11,689	28,616

Net Interest Income	$18,878	$(7,283)	$11,595

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance, beginning of period	$24,108	$18,190	$22,336	$16,148

Business Combination, Homestead, Inc.	—	2,850	—	2,850
Business Combination, Neighbors Bancshares	—	—	—	1,232

Charge-Offs
Commercial, Financial and Agricultural	(105)	(180)	(494)	(462)
Real Estate – Mortgage	(6,094)	(514)	(7,152)	(636)
Consumer	(491)	(308)	(1,019)	(883)

	(6,690)	(1,002)	(8,665)	(1,981)
Recoveries
Commercial, Financial and Agricultural	48	40	203	110
Real Estate – Mortgage	5	3	23	45
Consumer	261	170	575	478

	314	213	801	633
Net Charge-Offs	(6,376)	(789)	(7,864)	(1,348)

Provision for Loan Losses	9,400	1,226	12,660	2,595

Balance, end of period	$27,132	$21,477	$27,132	$21,477

We incurred net charge-offs of $6.4 million and $7.9 million and $0.8 million and $1.3 million during the three- and nine-month periods ended September 30, 2007 and 2006, respectively. The allowance for loan losses on September 30, 2007 was at 1.25% of loans receivable compared to 1.18% at December 31, 2006. The increase in charge-offs in 2007 resulted from the increased levels of nonperforming assets.

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

Noninterest Income

The composition of noninterest income for the third quarters of 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars In Thousands)
Service Charges on Deposits	$2,356	$2,387	$(31)	-1.3%
Mortgage Banking Income	1,170	1,231	(61)	-5.0%
Securities Losses	(5)	(270)	265	98.2%
Other	739	1,638	(899)	-54.9%

	$4,260	$4,986	$(726)	-14.6%

Noninterest income for the third quarter of 2007 decreased by $726,000 or 14.6% primarily due to:

•	a decrease of 47% in the level of investment securities sold during the quarter, resulting in a smaller loss on sale;

•	losses on sales of other real estate owned of $375,000 during 2007;

•

a decline of $365,000 in revenue from interim lending and development loans originated by Fairfield Financial. Due to the significant slowdown in residential real estate in several markets combined with the increase in nonperforming assets, loan production in development lending at Fairfield Financial has not maintained the pace seen in prior years; and

•	in 2006, the Company realized a gain of $278,000 on the early payoff of several FHLB advances. There were no such transactions during 2007.

The composition of noninterest income for the nine-month periods of 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars In Thousands)
Service Charges on Deposits	$6,830	$6,826	$4	0.1%
Mortgage Banking Income	3,480	3,915	(435)	-11.1%
Securities Losses	(3)	(270)	267	98.9%
Other	3,678	4,349	(671)	-15.4%

	$13,985	$14,820	$(835)	-5.6%

Noninterest income for the nine months ended September 30, 2007 decreased by $835,000 or 5.6% compared to the 2006 period. The primary reasons for this decrease include:

•	decrease of 11.1% in mortgage banking income resulting from a decrease of 13% in loan volume;

•	decrease of $618,000 in revenue for interim lending and development loans originated at Fairfield Financial as discussed above;

•	increase of $442,000 in losses on sales of other real estate owned;

•	a decrease in the level of investment securities sold during the year resulting in a smaller loss on sale as discussed above; and

•	as discussed above, in 2006, the Company realized a gain of $278,000 on the early payoff of several FHLB advances, and there were no such transactions during 2007.

Noninterest Expense

The composition of noninterest expense for the third quarters of 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars In Thousands)
Salaries and Employee Benefits	$8,852	$8,497	$355	4.2%
Occupancy and Equipment	1,559	1,396	163	11.7%
Professional Fees	971	639	332	52.0%
Marketing	664	548	116	21.2%
Amortization-Core Deposit Intangible	246	237	9	3.8%
Other	4,427	3,115	1,312	42.1%

	$16,719	$14,432	$2,287	15.8%

The increase of 15.8% in noninterest expense during the three months ended September 30, 2007 is due primarily to the following:

•

increase in salaries, benefits and related payroll taxes of $1.3 million due to the addition of a correspondent banking division, the acquisition of Homestead Bank, normal salary increases and overall growth in the Company, offset by a reduction in the accrual for bonus plan payments of $779,000 as a result of the Company’s decreased financial performance in 2007;

•

an increase in professional fees (legal and audit) of $332,000 due to the services performed on the terminated merger agreement with First Commerce Community Bancshares and the audit services performed on Security Bank of Gwinnett County which we acquired during the third quarter of 2006;

•	an increase of $711,845 or 81% in foreclosed property expense as a result of the increase in nonperforming assets during 2007 (see “Risk Elements” section herein);

•	increase of $105,000 in directors fees due to annual fee increases and the addition of the Security Bank of Gwinnett County board; and

•	overall growth of the Company, which is spread over various expense categories.

The composition of noninterest expense for the nine-month periods of 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(Dollars In Thousands)
Salaries and Employee Benefits	$27,497	$24,063	$3,434	14.3%
Occupancy and Equipment	4,594	4,151	443	10.7%
Professional Fees	2,277	1,638	639	39.0%
Marketing	2,024	1,722	302	17.5%
Amortization-Core Deposit Intangible	739	657	82	12.5%
Other	11,903	8,696	3,207	36.9%

	$49,034	$40,927	$8,107	19.8%

The increase of 19.8% in noninterest expense during the nine months ended September 30, 2007 is due primarily to the following:

•	increase in salaries, benefits and related payroll taxes of $4.1 million due to the reasons discussed above, offset by a reduction in the accrual for bonus plan payments of $871,000;

•	for the reasons discussed above, an increase in professional fees (legal and audit) of $639,000;

•	increase of $1.4 million in foreclosed property expense as a result of the increase in nonperforming assets during 2007 (see “Risk Elements” section herein);

•	increase of $441,000 in directors fees due to reasons discussed above; and

•	overall growth of the Company, which is spread over various expense categories.

Income Taxes

Income tax expense totaled $0.3 million and $4.0 million for the three-month periods ended September 30, 2007 and 2006, respectively. The effective tax rates for the third quarters of 2007 and 2006 were approximately 37.6% and 36.4%, respectively.

Income tax expense totaled $7.8 million for the nine-month period ended September 30, 2007, compared to $10.5 million for the same period ended September 30, 2006. These amounts resulted in effective tax rates of approximately 36.6% for 2007 and 2006. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Income tax expense for the three and nine months ended September 30, 2007 includes approximately $55,000 and $125,000, respectively, related to the adoption of FIN 48.

Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 10.38% at September 30, 2007. Our Tier 1 risk-based capital ratio was 9.24% at September 30, 2007.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 8.68% at September 30, 2007.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established minimum capital requirements for all depository institutions and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized (as defined). A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be well capitalized, it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. At September 30, 2007, each of the Banks met the capital requirements to be “well capitalized.”

Liquidity

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

Our Asset/Liability Management Committee (“ALCO”) meets to discuss liquidity-related issues such as loan pipelines, deposit pricing and upcoming deposit maturities, among others. Through various asset/liability management strategies, we maintain a balance among goals of liquidity, safety and earnings potential. The Banks monitor internal policies that are consistent with regulatory liquidity guidelines.

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2007 and December 31, 2006, we held $218.9 million and $221.2 million, respectively, in bonds (excluding other investments) at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although $115.9 million of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At September 30, 2007 and December 31, 2006, the Banks had $975.9 million and $748.2 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 48% and 42% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Local market deposit sources have not been sufficient to fund our strong loan growth trends over the past five years. As a result, the Banks supplemented deposit sources with brokered deposits and Internet-based certificates of deposit. As of September 30, 2007 and December 31, 2006, the Banks reported $597.3 million, or 27% of total deposits and $410.1 million or 21% of total deposits, respectively, in brokered certificates of deposit attracted by external third parties. Additionally, the Banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of September 30, 2007 and December 31, 2006 approximated $453.3 million and $458.9 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We have commitments under financial standby letters of credit of $9.6 million as of September 30, 2007 and $8.7 million as of December 31, 2006 and commitments under performance standby letters of credit of $9.7 million and $12.1 million for the corresponding periods.

In addition, we may use off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. At September 30, 2007, we were party to one interest rate swap contract under which we pay a variable rate and receive a fixed rate. The interest rate swap contract has a total notional amount of $100.0 million and is designated as a cash flow hedge of our prime based loan portfolio. The change in fair value of cash flow hedges is recognized in other comprehensive income.

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

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. To mitigate credit risk, we rely on a loan review process and the allowance for loan losses. See Risk Elements and Allowance for Loan Losses herein.

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

To help us manage fluctuations in our net interest income, we use simulation modeling to estimate the impact on net interest income of both the current level of market interest rates and for changes to the current level of market interest rates. We measure the projected changes in market interest rates in terms of rate “shifts” of plus or minus 100, 200 and 300 basis points over the current levels of market interest rates. We assume rate shifts occur ratably over a 12-month measurement horizon. We then use a new set of market interest rates to derive pricing for maturing or repricing and liabilities. We base projected pricing for maturing and repricing assets and liabilities upon market interest rates and actual pricing experience over the period immediately preceding the projection period.

Using the level of market interest rates at September 30, 2007 and using actual pricing experience immediately preceding the projection, our simulation model projected a net interest margin of 3.74% for the twelve-month period ending September 30, 2008. This compares to a net interest margin of 3.81% for the three months ended September 30, 2007. Assuming a 100 basis-point rise in rates over market levels at September 30, 2007, the net interest margin is projected to be 4.01% for the 12-month horizon. The net interest margin is projected to be 4.10% and 4.19% for a 200 and 300 basis-point rise in rates, respectively, over the same measurement period. The net interest margin is projected to be 3.84%, 3.75% and 3.67% for a 100, 200 and 300 basis-point fall in rates, respectively. The consensus Blue Chip Economic Forecast at September 30, 2007 predicts the yield curve will steepen modestly over the next several quarters. Accordingly, we are closely monitoring the estimated effects of these forecasted rates.

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

ITEM 1A.	Risk Factors

In addition to the risk factor listed below and other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 contain valuable information concerning factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Given recent developments in the mortgage and residential housing market, we are adding the following risk factors:

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and nonperforming assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned. The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which we lend. Our customers that are builders and developers face a greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we may face increased delinquencies and nonperforming assets as these builders and developers are forced to default on our loans, and our results of operations may be adversely impacted as a result.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our primary market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on two occasions to reduce interest rates by a total of 75 basis points, which likely will reduce our net interest income during the fourth quarter of 2007 and the foreseeable future. This reduction in net interest income likely will be exacerbated by the high level of competition that we face in our markets, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits, and to rely upon out-of-market funding sources. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Sale of Unregistered Equity Securities

None

(b)	Issuer Repurchases of Equity Securities

The following table summarizes the Company’s repurchases of its common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under the Plans or Programs
July 1, 2007 – July 31, 2007	—	—	—	—
August 1, 2007 – August 31, 2007	253,400	$14.88	253,400	946,600
September 1, 2007 – September 30, 2007	81,300	13.93	81,300	865,300

Total	334,700	$14.65	334,700	865,300

On August 2, 2007, the Company’s Board of Directors Authorized a stock repurchase plan to acquire up to 1.2 million shares of the Company’s common stock for one year at a price of $16.50 or less per share. As of September 30, 2007, the Company had repurchased 334,700 shares under this authorization.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On November 8, 2007, Security Bank Corporation (the “Company”) notified The Nasdaq Stock Market, Inc. (“Nasdaq”) that the Company failed to comply with the audit committee composition requirements under Rule 4350(d)(2) of Nasdaq’s Marketplace Rules because the Company inadvertently appointed an audit committee member who did not meet the criteria for independence as defined under Nasdaq Rule 4200(a)(15). The director was not employed by the Company at the time of his appointment to the audit committee, but had been employed by the Company within three years of his appointment and therefore did not meet the independence criteria. As a result, the Company is subject to the procedures specified in Nasdaq Rule 4350(m) whereby the Company must provide prompt notification of any material noncompliance with the requirements of Nasdaq Rule 4350. Upon discovering this inadvertent error, the director promptly resigned his position on the audit committee. Upon his resignation, the Company’s audit committee was fully compliant with the audit committee composition requirements of Nasdaq Rule 4350(d)(2).

ITEM 6.	Exhibits

(a) The following is a list of exhibits including items incorporated by reference

3.1	Amended and Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the registrant’s Form 10-Q (Commission File No. 000-23261), filed on August 8, 2007).

3.2*	Amended and Restated Bylaws

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed with the Commission on April 13, 1998).

10.1	1999 Incentive Stock Option Plan (incorporated by reference as Appendix to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 30, 1999).

10.2	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 15, 2002).

10.3	Employment Agreement with H. Averett Walker dated January 1, 2002 (incorporated herein by reference as Exhibit 10.4 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.4	Employment Agreement with Richard A. Collinsworth dated January 1, 2002 (incorporated herein by reference as Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.5	Employment Agreement with James R. McLemore, Jr. dated December 1, 2002 (incorporated herein by reference as Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554) filed with the Commission on March 3, 2003).

10.6	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to the registrant’s Form 10-Q/A (Commission File No. 000-23261), filed on May 22, 2006).

10.7	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554), filed with the Commission on March 3, 2003).

10.8	2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-116592), filed with the Commission June 17, 2004).

10.9	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed on March 25, 2004).

10.10	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s Definitive Proxy Statement (File No. 000-23261), filed with the Commission on March 25, 2004).

10.11	2007 Omnibus Long-Term Incentive Plan (incorporated by reference as Appendix C to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed with the Commission on March 28, 2007).

10.12	First Modification to Note and Stock Pledge Agreement with The Bankers Bank dated July 20, 2007 (incorporated by reference as Exhibit 10.13 to the registrant’s Form 10-Q (Commission File No. 000-23261), filed on August 8, 2007).

10.13	Renewal of the Line of Credit Agreement with Thomasville National Bank dated March 22, 2007 (incorporated by reference as Exhibit 10.14 to the registrant’s Form 10-Q (Commission File No. 000-23261), filed on August 8, 2007).

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2007

/s/ James R. McLemore
James R. McLemore
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 8, 2007