Form 10-K
period 2007-12-31
SECURITY BANK CORP
filed 2008-03-05
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                                Large accelerated filer  ☐                                                       Accelerated filer  ☒

                                Non-accelerated filer  ☐                                                         Smaller reporting company  ☐

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2007: $328,297,601 based on stock price of $20.10 as reported on the Nasdaq Global Select Market.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 18,918,315 shares of $1.00 par value common stock as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the Proxy Statement) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward Looking Statement Disclosure

This Annual Report on Form 10-K contains or incorporates by reference statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and other similar words and expressions of future intent.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to:

•

the effects of future economic and business conditions, including, without limitation, the recent and dramatic deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, or a reduced demand for credit, which would reduce earning assets;

•

possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•

possible changes in the quality or composition of our loans or investment portfolios, including adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

•	increases in our nonperforming assets, or our inability to recover or absorb losses created by such nonperforming assets;

•	our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

•

the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

•	the cost and other effects of material contingencies;

•	our ability to keep pace with technological changes;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

•

the risks of merger, acquisitions and divestitures, including with out limitation, the costs of integrating our operations, potential customer loss and deposit attrition and the failure to achieve expected gains, revenue growth and/or expense savings from such a transaction;

•

further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, credit unions and finance companies, may increase competitive pressures and affect our ability to preserve our customer relationships and margins;

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to unexpected changes; and

•	other factors and information contained in this Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

The cautionary statements in this Annual Report on Form 10-K also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Readers should carefully review all disclosures we file from time to time with the SEC.

Unless indicated otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton, Security Bank of Gwinnett County (collectively, the Banks) and CFS Wealth Management, LLC.

Part I

Item 1	BUSINESS

General

Overview.    We are a Georgia corporation and a multi-bank holding company headquartered in Macon, Georgia. Since our formation on February 10, 1994, we have made several strategic acquisitions and have expanded our market presence throughout Middle Georgia, as well as to the northern metropolitan area of Atlanta, Georgia, and to the southeastern coastal region of Georgia. We provide a wide variety of community banking services through our six banking subsidiaries and 18 mortgage production offices, with a substantial portion of our business being drawn from Bibb, Houston and Jones Counties and in the northern metropolitan area of Atlanta in the State of Georgia. At December 31, 2007, we had total assets of approximately $2.83 billion, total deposits of approximately $2.30 billion and total shareholders’ equity of approximately $306.7 million.

Our Subsidiary Banks.    Substantially all of our business is conducted through our six state-chartered subsidiary banks. The names and total assets at December 31, 2007 of the Banks are as follows:

Assets (in thousands)
Security Bank of Bibb County	$1,302,946
Security Bank of Gwinnett County	397,772
Security Bank of Jones County	378,635
Security Bank of Houston County	335,920
Security Bank of North Metro	220,388
Security Bank of North Fulton	191,379

The Banks each operate as a separate legal entity under the corporate umbrella of Security Bank Corporation. As a result, each bank has its own board of directors and management team comprised of individuals known in the local community in which each bank operates. We provide significant assistance and oversight to the Banks in areas such as budgeting, marketing, human resource management, credit administration, operations and funding. This allows us to maintain efficient centralized reporting and policies while maintaining local decision-making capabilities.

Fairfield Financial Services, Inc.    In addition to our traditional banking services, we also operate Fairfield Financial Services, Inc. (Fairfield Financial), a subsidiary of Security Bank of Bibb County. Fairfield Financial is an interim real estate development lender and a traditional residential mortgage originator with a number of production locations throughout Georgia. During 2007, Fairfield Financial closed over $185.0 million in residential mortgages. For the year ended December 31, 2007, Fairfield Financial posted a net loss of approximately $9.2 million. This net loss resulted primarily from a provision for loan losses of $20.8 million and foreclosed property expense of $2.1 million. Approximately 15% of Fairfield Financial’s 2007 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 85% derived from its interim real estate and real estate development lending activities.

CFS Wealth Management.    We acquired CFS Wealth Management, LLC, (CFS Wealth Management) an investment management and financial planning firm based in Macon in February 2007. CFS Wealth Management is a wholly owned subsidiary of Security Bank Corporation and provides investment management and financial planning services in Macon, Georgia.

Correspondent Banking.    We formed a Correspondent Banking division in March 2007 to expand lending services to other financial institutions. The division specializes in credit lines for other commercial banks, warehouse lending, loans to directors of other banks and participation loans. For the year ended December 31, 2007, Correspondent Banking recorded loans of $59.6 million.

Our Market Area

We provide a wide variety of community banking services through 45 full service banking and loan production offices. A substantial portion of our business is drawn from the Middle Georgia counties of Bibb, Houston and Jones. We believe we are the market leader among community banks based in Middle Georgia and we expect to gain market share at the expense of our super-regional and national competitors in these core markets.

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

Several years ago, we made a strategic decision to expand into other markets in the State of Georgia. In January 2003, we expanded our market presence by opening a de novo banking office in the city of Brunswick, which is located on the southeastern coast of Georgia in Glynn County. This banking office provides diversification outside of our Middle Georgia market and allows us to take advantage of opportunities presented by the Glynn County area, which is situated midway between Savannah, Georgia and Jacksonville, Florida. In addition, we opened a de novo branch on St. Simons Island, Georgia in 2005.

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

According to Federal Deposit Insurance Corporation (FDIC) deposit data as of June 30, 2007, in the combined markets of Bibb, Jones and Houston Counties, our three core counties of operation, bank and thrift deposits totaled approximately $1.43 billion. Approximately 48% of this deposit base was controlled by super-regional and national institutions, including BB&T, Bank of America, SunTrust Bank, Wachovia Bank, Colonial Bank and CB&T Bank of Middle Georgia (Synovus). Despite the considerable resources that these competitors possess, we have achieved a significant market share in each of these counties. As of June 30, 2007, our deposits accounted for 30% of the combined deposit base for these three counties, which ranked us first in overall market share and first in market share and asset base of any community bank based in these counties. Our expanded banking presence in Glynn County is still developing; however, our market share at June 30, 2007 increased approximately 51% to 4.8% compared to 3.2% at June 30, 2006. Our presence in metropolitan Atlanta is still in the early stages of development and our market share is not yet meaningful. We anticipate that similar competitive advantages enjoyed by us in our core markets, namely our ability to attract customers away from other community banks and super-regional and national competitors due to level of customer service, will allow us to make substantial headway in gaining market share in Glynn County and in metropolitan Atlanta.

Lending Services

Through the Banks, we offer a range of lending services, including real estate-construction, real estate-mortgage, commercial, financial and agricultural and loans to individuals. Our loans receivable, net of unearned interest, at December 31, 2007 were approximately $2.18 billion, or approximately 87.3% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations.

Types of Loans.    We offer the following types of loans (which are based on FDIC Call Report classifications):

•

Construction and Land Development.    Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. Loans made to residential builders are made against presales as well as on a speculative basis where the house has not been pre-sold. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also, all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2007, these loans represented approximately 53.4% of our portfolio.

•

Real Estate-Mortgage.    Our residential mortgage loans consist of residential loans to individuals intended for resale and residential loans to individuals intended to be held in our loan portfolio. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate, the value of which is reasonably ascertainable. Other real estate mortgage loans may include loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2007, these loans represented approximately 36.4% of our portfolio.

•

Commercial, Financial and Agricultural.    We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2007, these loans represented approximately 7.4% of our portfolio.

•

Consumer.    This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2007, these loans represented approximately 2.8% of our portfolio.

We originate loans with a variety of terms, including fixed and floating or variable rates, and a variety of maturities. Although we offer a variety of loans, we emphasize the use of real estate as collateral. As of December 31, 2007, approximately 90% of our loan portfolio, regardless of type, was secured by real estate. Although the Banks generally lend to clients located in their market areas, our Fairfield Financial subsidiary is more geographically diversified, with approximately 97.2% of its interim real estate development portfolio consisting of loans in areas outside the Middle Georgia market, as illustrated in the following table:

%
Florida	50.44%
Metropolitan Atlanta, Georgia	26.50
All Other Georgia	12.64
South Carolina	5.58
Middle Georgia	2.82
Alabama	2.02

Total	100.00%

Other Products and Services

We provide a full range of additional retail and commercial banking products and services, including checking, savings and money market accounts; certificates of deposit; credit cards; individual retirement accounts; safe-deposit boxes; money orders; electronic funds transfer services; travelers’ checks and automatic teller machine access. We do not currently offer trust or fiduciary services, however, we do offer investment management and financial planning services through CFS Wealth Management.

Financial Information about Segments

Financial information regarding segments is contained in a separate section of this Annual Report on Form 10-K. See Note 1 of Notes to Consolidated Financial Statements beginning on page F-11 of Exhibit 13 to this Annual Report on Form 10-K.

Employees

As of December 31, 2007, we had 523 employees on a full-time equivalent basis. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with employees to be good.

Seasonality

We do not consider our business to be seasonal in nature.

Supervision and Regulation

Bank Holding Company Regulation

General

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA). As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department of Banking and Finance (the Georgia Department) under the Financial Institutions Code of Georgia, we are subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department.

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

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank or bank holding company would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank or bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank or bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank or bank holding company. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank or bank holding company.

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

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Banks. Various legal restrictions limit the Banks’ abilities to lend or otherwise supply funds to the Company and other non-bank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Banks for the purposes of these restrictions. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. The Company and the Banks are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be secured by collateral in amounts ranging from 100% to 130% of the loan amount, depending on the nature of the collateral.

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

A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal bank regulatory authorities may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. As a rule, the amount of a dividend may not exceed the sum of year-to-date net income and of retained net income in the immediately previous two years. Additionally, the federal agencies have issued policy statements to the effect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, regulations promulgated by the Georgia Department limit the Bank’s payment of dividends. In 2008, upon receiving a request from the Federal Reserve Bank of Atlanta, our Board of Directors approved a resolution stating that we will not declare or pay any dividends to our shareholders and we will not incur additional debt at the holding company without prior written approval of the Federal Reserve Bank of Atlanta.

Enforcement Policies and Actions

Federal law gives the Federal Reserve and FDIC substantial powers to enforce compliance with laws, rules and regulations. Banks or individuals may be ordered to cease and desist from violations of law or other unsafe or unsound practices. The agencies have the power to impose civil money penalties against individuals or institutions of up to $1 million per day for certain egregious violations. Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution. The banking regulators frequently employ the enforcement authorities provided in federal law.

Capital Regulations

The federal bank regulatory authorities have adopted capital guidelines for banks and bank holding companies. In general, the authorities measure the amount of capital an institution holds against its assets. There are three major capital tests: (1) the Total Capital ratio (the total of Tier 1 Capital and Tier 2 Capital measured against risk-adjusted assets), (2) the Tier 1 Capital ratio (Tier 1 Capital measured against risk-adjusted assets) and (3) the leverage ratio (Tier 1 Capital measured against total assets) (i.e., non-risk-weighted).

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

Except when calculating the leverage ratio, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations.

At December 31, 2007, each of the Banks exceeded the Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios to qualify as “well-capitalized” under current regulatory capital guidelines. Additionally, as of December 31, 2007, the holding company had Tier 1 Capital and Total Capital of approximately 8.75% and 9.97%, respectively, of risk-weighted assets and a leverage ratio of Tier 1 Capital to total average assets of approximately 8.03%.

The federal bank regulatory authorities adopted two new risk-based capital rules. Popularly known as “Basel II,” the first rule imposes complex new requirements on the largest U.S. banking organizations, with assets in excess of $250 billion or foreign exposures in excess of $10 billion. Regulators have also proposed “Basel IA,” which would revise the current risk-based capital rules to which the Company and the Banks are subject in a way intended to provide a measure of equivalence to the Basel II rules. The proposed rules are written so as to take effect in 2009, but we cannot predict whether the final rules in fact will do so. The proposed rules address only risk-based capital requirements. Public statements from the federal bank regulatory authorities indicate that the current leverage ratio requirement will remain in place, as will the prompt corrective action regime discussed immediately below.

FDICIA & Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The federal bank regulatory authorities must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The capital categories are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under these regulations, a bank will be:

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

Cross-Default Liability

Under the Federal Deposit Insurance Act (FDIA), an insured depository institution that is under common control with another insured depository institution is generally liable for (1) any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of the commonly controlled institution or (2) any assistance provided by the FDIC to any commonly controlled institution that is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Thus, if applicable, one of our Banks could incur liability to the FDIC pursuant to this statutory provision in the event of the default of another bank or insured depository institution that we own or control. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. The Company currently controls six banks.

Standards for Safety and Soundness

The FDIA requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate risk exposure; and (5) asset growth. The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits. The federal bank regulatory authorities have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (Safety

and Soundness Guidelines) to implement these required standards. The Safety and Soundness Guidelines set forth the safety and soundness standards that the federal bank regulatory authorities use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the Safety and Soundness Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information: (1) supervisory risk ratings for all institutions, (3) capital ratios for most institutions, and (3) long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the Banks. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from 10 cents to 43 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2007 ranged from 1.14 cents to 1.22 cents per $100 of assessable deposits. For the first quarter of 2008, the FICO assessment rate is 1.14 cents per $100 of assessable deposits.

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

Community Reinvestment Act

The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the CRA), and the federal bank regulatory agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low – and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. Following the most recent CRA examinations which occurred during 2004 and 2005, each of the Banks received a “satisfactory” rating.

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

Consumer Regulations

Activities of the Banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act (FCRA), Equal Credit Opportunity Act (ECOA), and Truth-in-Lending Act (TILA). Interest and other charges collected or contracted for by the Banks are also subject to state usury laws and certain other federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

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

As a result of the turmoil in the residential real estate and mortgage lending markets, there are several legislative and regulatory initiatives currently under discussion at both the federal and state levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make residential mortgage loans. If made final, any or all of these proposals could have a negative effect on our mortgage lending operations, our ability to sell mortgage loans into the secondary market or our ability to proceed against delinquent borrowers.

The deposit operations of the Banks are also subject to laws and regulations that:

•	require the Banks to adequately disclose interest rates and other terms of consumer deposit accounts;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory timeframes;

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Anti-Money Laundering and Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and customer identification standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

In addition, federal agencies have adopted rules increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Commercial Real Estate Lending and Concentrations

On December 12, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the Guidance). The Guidance, which was issued in response to the agencies’ concern that rising commercial real estate (CRE) concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

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

Allowance for Loan and Lease Losses (ALLL)

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses, which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.

The Company and its Board of Directors have discussed the revised statement and believe that our ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. We believe our management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

These policies have a direct effect on the amount of our loans and deposits and on the interest rates charged on loans and paid on deposits, with the result that federal policies may have a material effect on our earnings. Policies that are directed toward changing the supply of money and credit and raising or lowering interest rates may have an effect on our earnings. We cannot predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities, or their effect on the Company or the Banks.

Sarbanes-Oxley Act of 2002

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part this Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of financial reporting controls as of December 31, 2007 are included elsewhere in Annual Report on Form 10-K with no material weaknesses reported.

Available Information

Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at www.securitybank.net as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website and the website should not be considered part of this report.

Additionally, our corporate governance guidelines, codes of conduct and ethics, charters of our committees of the Board of Directors, as well as information regarding our director nominating process and our procedures for shareholders to communicate with our Board of Directors are available on our website. We will furnish copies of all of the above information free of charge upon request to our Secretary.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

Item 1A	RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. The risks disclosed below, either alone or in combination, could materially adversely affect our business, financial condition or results of operations. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. We are currently experiencing adverse economic conditions in some of our market areas, which affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do materialize in the future.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of December 31, 2007, approximately 90% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in our markets will adversely affect the value of our assets, our revenues, results of operations and financial condition. Currently, the markets we operate in are experiencing such an economic downturn, and if it continues, our operations will be further adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2007, approximately $711.2 million of our loan portfolio represented loans for which the related property is neither presold nor preleased. Approximately $243.5 million of these speculative loans are for residential developments and approximately $467.7 million are for commercial developments. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Given the current environment and declining real estate values, we expect that in 2008, the nonperforming loans in our land acquisition and development and construction portfolio will increase substantially and these nonperforming loans will result in a material level of charge-offs, which will negatively impact our capital and earnings.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and nonperforming assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and national publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our nonperforming assets increased significantly to $79.1 million, or 3.58%, of loans receivable plus other real estate owned. Furthermore, the housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, which we expect to occur in the near-term, this will lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing a sharp increase in delinquencies and nonperforming assets as these builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, significant provisions for loan losses and charge-offs related to our loan portfolio will likely occur.

We occasionally purchase non-recourse loan participations from other banks based on information provided by the selling bank.

From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank. This may occur during times when we are experiencing excess liquidity in an effort to improve our profitability. When we purchase loan participations we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards. We are less likely to be familiar with the borrower, and may rely to some extent on information provided to us by the selling bank and on the selling bank’s administration of the loan relationship. We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our primary market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on five occasions to reduce interest rates by a total of 225 basis points since September 2007, which likely will reduce our net interest for the foreseeable future. This reduction in net interest income likely will be exacerbated by the high level of competition that we face in our markets, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits, and to rely upon out of market funding sources. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of nonperforming assets.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. Our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we have increased our allowance from $22.3 million as of December 31, 2006 to $31.7 million as of December 31, 2007. We expect to continue to increase our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

We may need to raise capital in the future in addition to the capital raised in our rights offering, but that capital may not be available when it is needed or may be expensive.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We will likely need to raise additional capital to support our business as a result of our losses. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on favorable terms. Furthermore, following a recent exam by the Federal Reserve Bank of Atlanta in January 2008, our Board of Directors passed a board resolution that our company will not incur additional indebtedness at the holding company without prior written consent from the Federal Reserve Bank of Atlanta. We can give no assurance that we will receive such consent from the Federal Reserve Bank of Atlanta, which could hinder our ability to raise additional capital through the issuance of debt securities or convertible debt securities. If we cannot raise additional capital when needed, our ability to operate our business could be materially impaired.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate (CRE) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2007, approximately 78% of our loan portfolio consisted of CRE loans. The banking regulators have begun giving CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

Our loan portfolio has commercial and industrial loans that include risks that may be greater than the risks related to residential loans.

Our commercial and industrial loan portfolio was $161.9 million at December 31, 2007 and comprised 7.4% of loans receivable. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

If we are unable to increase our share of deposits in our market, we may accept out of market and brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2007, we had approximately $854.4 million in out of market deposits, including brokered deposits, which represented approximately 37% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, incurring debt, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. In response to an exam by the Federal Reserve Bank of Atlanta in January 2008, our Board of Directors passed a board resolution that we will not incur additional indebtedness at the holding company or declare or pay any dividends to our shareholders without the prior written approval of the Federal Reserve Bank of Atlanta. The Federal Reserve Bank of Atlanta approved our 2008 first quarter dividend. However, we can give no assurance that we will receive such consent for dividends or indebtedness from the Federal Reserve Bank of Atlanta in the future.

Our business also is subject to laws, rules and regulations regarding the disclosure of non-public information about our customers to non-affiliated third parties. Our operations on the Internet are not currently subject to direct regulation by any government agency in the United States beyond regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by the federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of our business on the Internet, including: user privacy, taxation, content, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or a change in the application of existing laws may decrease the use of the Internet, increase our costs or otherwise adversely affect our business.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Additionally, we cannot predict the effect of any legislation that may be passed at the state or federal level in response to the recent deterioration of the subprime, mortgage, credit and liquidity markets. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Our financial condition and results of operations are reported in accordance with GAAP. While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board (FASB) could impact our earnings as reported under GAAP. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC and the Nasdaq Global Select Market. Complying with these standards, rules and regulations may impose administrative costs and burdens on us.

Additionally, political conditions could impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could impact the business and economic conditions in which we operate.

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

Our directors and executive officers, as a group, beneficially owned approximately 18.25% of our outstanding common stock as of February 29, 2008. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We may face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion in the future. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including:

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

The Company, through the Banks, owned 20 full-service banking locations as of December 31, 2007. In addition, the Banks lease one limited-service banking location and operations centers in Macon and Perry, Georgia. Fairfield Financial leases a number of mortgage production offices throughout Georgia, each of which management believes to be reasonable and appropriate for the market area. The net book value of all facilities including furniture, fixtures and equipment totaled $43.2 million as of December 31, 2007. Management considers our properties to be well maintained. For additional information regarding our premises and equipment, see Note 8 of Notes to Consolidated Financial Statements beginning on page F-25 of Exhibit 13 to this Annual Report on Form 10-K.

Item 3	LEGAL PROCEEDINGS

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2007, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 28, 2008, we had approximately 2,029 shareholders of record plus approximately 4,091 shareholders listed in “street name.” Our common stock is quoted on the Nasdaq Global Select Market under the symbol “SBKC.”

The following table sets forth the high and low sale prices and closing prices per share of common stock as reported on the Nasdaq Global Select Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2007	High	Low	Close	Dividend Per Share (1)
Fourth Quarter	$13.51	$9.01	$9.14	$0.088
Third Quarter	$20.21	$12.25	$12.52	$0.088
Second Quarter	$21.65	$18.36	$20.10	$0.088
First Quarter	$23.25	$19.00	$20.14	$0.088

Year Ended December 31, 2006	High	Low `	Close	Dividend Per Share
Fourth Quarter	$25.64	$22.42	$22.82	$0.075
Third Quarter	$23.49	$21.18	$22.61	$0.075
Second Quarter	$25.49	$21.07	$22.27	$0.075
First Quarter	$25.27	$21.30	$25.27	$0.075

(1)	For a discussion on dividend restrictions, see Item 1, “Business—Supervision and Bank Regulation.”

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2007 and there have been no recent sales of unregistered securities.

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative shareholder return on our common stock with the cumulative Nasdaq Total Return Index and the SNL Southeast Bank Index. The graph assumes $100 invested on December 31, 2002 in our common stock and the reinvestment of dividends compared to $100 invested in each of the two indexes.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Security Bank Corporation	100.00	133.04	171.09	201.52	200.05	82.06
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

Item 6	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2003 through December 31, 2007 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation for such periods or dates have been made. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion of comparability between periods.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$2,833,071	$2,494,071	$1,662,413	$1,063,485	$911,269
Investment securities	305,399	229,940	150,986	111,412	102,855
Loans held for sale	7,605	8,878	5,562	7,507	11,448
Loans receivable, net of unearned income	2,182,313	1,901,101	1,272,119	845,765	697,682
Allowance for loan losses	31,698	22,336	16,148	10,903	9,407
Goodwill and other intangible assets, net	132,696	133,094	79,269	29,164	25,631
Deposits	2,298,705	1,970,927	1,291,253	842,558	743,301
Borrowings and securities sold under agreements to repurchase	165,088	134,367	130,903	88,947	67,429
Subordinated debentures	41,238	41,238	41,238	18,557	18,557
Shareholders’ equity	306,693	306,407	179,305	106,671	75,809

Selected Results of Operations Data:
Interest income	192,840	148,082	78,192	53,926	42,894
Interest expense	102,316	68,647	27,839	14,373	12,912
Net interest income	90,524	79,435	50,353	39,553	29,982
Provision for loan losses	32,660	4,469	2,833	2,819	2,859
Net interest income after provision for loan losses	57,864	74,966	47,520	36,734	27,123
Noninterest income	18,981	17,955	16,591	14,654	16,764
Noninterest expenses	67,074	55,651	38,616	32,129	30,302
Income before income taxes	9,771	37,270	25,495	19,259	13,585
Income taxes	3,183	13,878	9,310	6,940	4,938
Net income	6,588	23,392	16,185	12,319	8,647

Per Share Data:
Earnings:
Basic	0.35	1.36	1.31	1.10	0.99
Diluted	0.34	1.33	1.27	1.07	0.96
Dividends	0.35	0.30	0.26	0.22	0.20
Book value	$16.22	$15.99	$12.46	$9.16	$7.54
Weighted average shares outstanding:
Basic	19,081,636	17,222,139	12,393,980	11,156,372	8,725,276
Diluted	19,225,069	17,564,990	12,736,545	11,482,830	8,993,832

Performance Ratios:
Return on average assets	0.25%	1.15%	1.31%	1.27%	1.16%
Return on average equity	2.10%	9.28%	12.80%	13.04%	14.27%
Net interest margin (1) (6)	3.88%	4.40%	4.46%	4.45%	4.40%
Interest rate spread (2) (6)	3.37%	3.87%	4.07%	4.18%	4.12%
Efficiency ratio (3) (6)	61.00%	56.90%	57.41%	58.87%	64.41%
Average interest-earning assets to average interest-bearing liabilities	111.85%	114.05%	115.84%	117.08%	114.70%
Average loans receivable to average deposits	98.53%	98.78%	99.60%	99.32%	98.05%

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Asset Quality Ratios:
Nonperforming loans to loans receivable (4)	2.33%	1.81%	0.55%	0.73%	0.60%
Nonperforming assets to total assets (5)	2.79%	1.49%	0.56%	0.77%	0.90%
Net charge-offs to average loans	1.12%	0.15%	0.12%	0.17%	0.32%
Allowance for loan losses to nonperforming loans	62.30%	64.93%	230.78%	175.46%	224.99%
Allowance for loan losses to loans receivable	1.45%	1.18%	1.27%	1.29%	1.35%

Capital Ratios:
Average equity to average assets	12.10%	12.42%	10.21%	9.72%	8.11%
Leverage ratio	8.03%	9.70%	9.72%	9.58%	7.85%
Tier 1 risk-based capital ratio	8.75%	10.51%	10.12%	10.27%	8.93%
Total risk-based capital ratio	9.97%	11.59%	11.27%	11.40%	10.33%

(1)	Net interest income divided by average interest-earning assets.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Noninterest expenses divided by net interest income and noninterest income.
(4)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(5)	Nonperforming assets are nonperforming loans plus other real estate owned.
(6)	Calculated on a fully tax-equivalent basis.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. We own six state-chartered subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Fairfield Financial and CFS Wealth Management, which function as operating subsidiaries of Security Bank of Bibb County and Security Bank Corporation, respectively. Our subsidiaries are also subject to various federal and state banking laws and regulations.

In 2007, the community banking industry was significantly impacted by a downturn in the residential housing market. In the broader financial services industry, financial markets were also impacted by the collapse of subprime lending, an interim period of severe illiquidity in credit markets and declines in market value of a broad range of investment products. Furthermore, given concerns about the slowing national economy, we started to see the easing of interest rates by the Federal Reserve in the latter part of 2007, which has continued into 2008. These market conditions had a significant impact on our results, which showed slower loan growth, an increased provision for loan losses due to our growing level of nonperforming loans, primarily residential real estate acquisition and development, and construction, as well as compression in our net interest margin given our asset sensitive balance sheet and the added costs of elevated nonperforming assets.

The following is a summary of our 2007 financial performance:

•

Loans receivable, net of unearned income increased 15% to approximately $2.2 billion, up from approximately $1.9 billion at December 31, 2006. Loan growth was primarily driven by our Middle and Coastal Georgia markets, while our metropolitan Atlanta markets saw a significant slowing in loan demand starting in the spring of 2007.

•	Provision for loan losses increased $28.2 million, up 631% and exceeded net charge offs by $9.3 million.

•

Net charge-offs to average loans were 1.12%, up 97 basis points from 2006. Nonperforming assets increased $41.9 million to $79.1 million primarily due to the downturn in the residential real estate market in the metropolitan Atlanta area.

•

Net interest income, calculated on a fully tax-equivalent basis, increased $11.1 million, or 14%. Net interest margin, however, declined 52 basis points to 3.88%, reflecting costs associated with higher levels of nonperforming assets.

•	Noninterest income increased $1.0 million to $19.0 million and noninterest expense increased $11.4 million, the largest component of which was increased costs associated with foreclosed properties.

•

Total deposits were approximately $2.3 billion, an increase of approximately 17% from $2.0 billion at December 31, 2006. Total assets increased approximately 14% to $2.8 billion, compared to approximately $2.5 billion at December 31, 2006.

•

Shareholders’ equity was essentially unchanged at $306.7 million compared to December 31, 2006, as earnings, net of dividends paid and changes in other comprehensive income, were offset by $4.9 million in reduced equity as a result of shares purchased during the year under a share repurchase program.

Given the current changing and challenging operating environment, we have adjusted our strategic objectives. Our strategic objectives include the following:

•	maintaining our subsidiary banks at a “well-capitalized” level;

•

dealing aggressively with our nonperforming assets through early identification, with increased reserves and by reassigning management with specific problem asset expertise to help maximize recoveries;

•	slowing growth by limiting loan growth, not pursuing acquisitions and not opening any new branches in the near-term; and

•	controlling and reducing noninterest expenses to help offset margin pressure.

Outlook

As a result of the slowing in the residential real estate markets that began in the second quarter of 2007 our community bank business model experienced significant stress in our real estate-oriented loan portfolio. Income generation from our residential real estate-related loans as well as cost containment of related expenses will be challenging for 2008.

For 2008, we believe that the level of nonperforming assets, provisions for loan losses and loan charge-offs will all be significantly higher than the levels we experienced in 2007. As a result, we will experience increased pressure on our earnings, liquidity and regulatory capital. We believe we are taking prudent and appropriate steps to ensure that as the residential real estate market remains unsettled, we focus on controlling costs and on actively managing our exposures in a challenging credit environment. We believe that our strategy of focusing on high growth markets, exemplary customer service, expense discipline, and our commitment to strong credit risk management will continue to create value for shareholders over the long term.

Our outlook for 2008 generally assumes a slowing overall national economy and a steepening yield curve including the effect of declining short-term interest rates. Based on these assumptions, we expect for the year 2008 compared with the year 2007:

•	Net interest income will decline as a result of spread tightening and significant increases in nonperforming assets.

•

Loan growth will slow to less than 5% compared with 15% given slower demand for certain types of loans, including residential real estate, which we will not be able to offset with higher growth in other loan categories.

•	A continued rise in credit costs; charge-offs are expected to double 2007 levels but may exceed this amount if market conditions deteriorate further.

•

Increased equity capital of at least $18 million in first quarter 2008, resulting from standby purchases in our rights offering of our common stock, with up to $35 million if broader participation takes place.

•

Continued expense discipline including reduced director fees, suspension of branching plans, significant reduction in potential management bonuses, and a hiring freeze which we expect to result in a 4% decline in noninterest expense.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the consolidated financial statements and are essential in understanding management’s discussion and analysis of financial condition and results of operations. Some of our accounting policies require significant judgment to estimate values of either assets or liabilities. In addition, certain accounting principles require significant judgment in applying the complex accounting principles to complicated transactions to determine the most appropriate treatment.

The following is a summary of the more judgmental estimates and complex accounting principles. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, we have used the factors that it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from the Corporation’s estimates of the key variables could impact net income.

Allowance for Loan and Lease Losses (ALLL)

Our management assesses the adequacy of the ALLL quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL consists of two components: (1) a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and (2) a general amount based upon historical losses that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio. Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

We establish the specific amount by examining impaired loans. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral.

We establish the general amount by taking the remaining loan portfolio (excluding those loans discussed above) with allocations based on historical losses in the total portfolio. The calculation of the general amount is then subjected to stress factors that are particularly subjective. The amount due to stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of: (1) economic factors including such matters as changes in the local or national economy; (2) the depth or experience in the lending staff; (3) any concentrations of credit (such as commercial real estate) in any particular industry group; (4) new banking laws or regulations; (5) the credit grade of the loans in our unsecured consumer loan portfolio; and (6) additional risk resulting from the level of speculative real estate loans in the portfolio. After we assess applicable factors, we evaluate the remaining amount based on management’s experience.

Finally, we compare the level of the ALLL with historical trends and peer information as a reasonableness test. Management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALLL in its entirety.

In assessing the adequacy of the ALLL, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. The Credit Quality Committee, which is a committee comprised of members of the Boards of Directors of the Company and its subsidiaries, reviews the ALLL process and results.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Stock-Based Compensation, management expenses the fair value of stock options. We utilize the Black-Scholes model in determining the fair value of the stock options. The model takes into account certain estimated factors such as the expected life of the stock option and the volatility of the stock. The expected life of the stock option is a function of the vesting period of the grant, the average length of time similar grants have remained outstanding, and the expected volatility of the underlying stock. Volatility is a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but will be subject to impairment tests on at least an annual basis. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2007, the required impairment testing of goodwill was performed and no impairment existed as of the valuation date, as the fair value of our net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Income Taxes

The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted appropriately through the income tax provision. Reserves for income tax uncertainties are maintained at levels we believe are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Our net income was $6.6 million, $23.4 million, and $16.2 million, for the years ended December 31, 2007, 2006, and 2005, respectively. Our 2007 earnings were down 72% compared to 2006, and the 2006 earnings showed a 44% increase over 2005. Diluted earnings per share (EPS) amounted to $0.34 in 2007, $1.33 in 2006 and $1.27 in 2005. The $0.34 EPS in 2007 was down $0.99 per share from 2006 results for a decrease of 74%. The $1.33 EPS in 2006 was up $0.06 per share over 2005 results for an increase of 4.7%. Our return on average equity (ROE) of 2.10% in 2007 is a 718 basis-point decline from our 2006 ROE of 9.28%. The decline in the ROE in 2007 was primarily attributable to the increase in the provision for loan losses from $4.5 million in 2006 to $32.7 million in 2007. Our ROE of 9.28% in 2006 is a 352 basis-point decline from our 2005 ROE of 12.80%. The decline in the ROE in 2006 was primarily attributable to the losses on the sale of securities of $1.6 million, common equity issuances of approximately $67.2 million in connection with our two acquisitions and the public offering of 1,725,000 shares of our common stock.

The following table provides an analysis of the dollar and percentage changes we have experienced in our income statements, balances sheets and key ratios in recent years.

ANALYSIS OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006	2005	$ Change 2006 vs. 2005	% Change 2006 vs. 2005
Income Statement:
Interest Income	$192,840	$148,082	$44,758	30.23%	$78,192	$69,890	89.38%
Interest Expense	102,316	68,647	33,669	49.05%	27,839	40,808	146.59%

Net Interest Income	90,524	79,435	11,089	13.96%	50,353	29,082	57.76%
Provision for Loan Losses	32,660	4,469	28,191	630.81%	2,833	1,636	57.75%
Noninterest Income	18,981	17,955	1,026	5.71%	16,591	1,364	8.22%
Noninterest Expense	67,074	55,651	11,423	20.53%	38,616	17,035	44.11%

Income Before Tax	9,771	37,270	(27,499)	-73.78%	25,495	11,775	46.19%
Income Taxes	3,183	13,878	(10,695)	-77.06%	9,310	4,568	49.07%

Net Income	$6,588	$23,392	$(16,804)	-71.84%	$16,185	$7,207	44.53%

Net Operating Income (1)	$6,590	$24,198	$(17,608)	-72.77%	$16,189	$8,009	49.47%

Per Share:
Earnings per Common Share:
Basic	$0.35	$1.36	$(1.01)	-74.26%	$1.31	$0.05	3.82%
Diluted	0.34	1.33	(0.99)	-74.44%	1.27	0.06	4.72%
Operating Earnings per Common Share: (1)
Basic	0.35	1.41	(1.06)	-75.18%	1.31	0.10	7.63%
Diluted	0.34	1.38	(1.04)	-75.36%	1.27	0.11	8.66%
Cash Dividends Paid	$0.35	$0.30	$0.05	16.67%	$0.26	$0.04	15.38%
Weighted Average Shares Outstanding:
Basic	19,081,636	17,222,139	1,859,497	10.80%	12,393,980	4,828,159	38.96%
Diluted	19,225,069	17,564,990	1,660,079	9.45%	12,736,545	4,828,445	37.91%
Ratios:
Return on Average Assets	0.25%	1.15%	-0.90%	-78.26%	1.31%	-0.16%	-12.21%
Return on Average Equity	2.10%	9.28%	-7.18%	-77.37%	12.80%	-3.52%	-27.50%
Dividend Payout Ratio	100.00%	22.06%	77.94%	353.31%	19.85%	2.21%	11.15%
Average Equity to Average Assets	12.10%	12.42%	-0.32%	-2.58%	10.21%	2.21%	21.62%
Net Interest Margin	3.88%	4.40%	-0.52%	-11.82%	4.46%	-0.06%	-1.35%

(1)	See “Reconciliation of Non-GAAP Financial Measures.”

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of our earnings. Our average net interest rate margin, on a tax-equivalent basis, was 3.88% in 2007, 4.40% in 2006 and 4.46% in 2005. Net interest income before tax equivalency adjustments in 2007 amounted to $90.5 million, up 14% from $79.4 million in 2006. Net interest income before tax equivalency adjustments in 2006 amounted to $79.4 million, up 58% from $50.4 million in 2005.

The following table presents a summary of interest income, adjusted to a tax-equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.

NET INTEREST INCOME

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Interest Income	$192,840	$148,082	$78,192
Taxable Equivalent Adjustment	445	413	324

Interest Income (1)	193,285	148,495	78,516
Interest Expense	102,316	68,647	27,839

Net Interest Income (1)	$90,969	$79,848	$50,677

	Years Ended December 31,
	2007	2006	2005
	(As a % of Average Earning Assets) (2)
Interest Income (1)	8.25%	8.18%	6.90%
Interest Expense	4.37%	3.78%	2.44%

Net Interest Rate Margin (1)	3.88%	4.40%	4.46%

(1)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.

(2)	Average Earning Assets used in ratios as follows (in thousands): 2007 – $2,341,803; 2006 – $1,815,505 and 2005 – $1,137,202.

2007 compared to 2006

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2007 increased $11.1million to $90.9 million from $79.8 million for the year ended December 31, 2006. The increase in net interest income was attributable to an increase of $44.8 million, or 30%, in interest income while interest expense only increased $33.7 million during 2006. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) decreased 51 basis points from 3.87% for the year ended December 31, 2006 to 3.36% for the year ended December 31, 2007, while the net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) decreased from 4.40% to 3.88% during the same period.

The decrease in the net interest rate spread in 2007 was primarily reflective of a 58 basis-point increase in the average cost of interest-bearing liabilities, while the yield on earning assets increased seven basis points. We experienced significant increases in the costs of all deposits except for interest-bearing demand and savings deposits. Our average cost of interest-bearing deposits increased to 4.82% in 2007 from 4.18% in 2006. Meanwhile, the loan portfolio yield remained consistent at 8.62%, primarily due to lost interest income from nonaccrual loans; while the yield on investment securities increased from 4.74% in 2006 to 5.25% in 2007.

Interest Income.    Interest income on a tax-equivalent basis was $193.3 million for the year ended December 31, 2007, an increase of $44.8 million from $148.5 million for the year ended December 31, 2006. Interest income on loans and investment securities increased $41.6 million and $3.1 million, respectively, for the year ended December 31, 2007 compared to the year ended December 31, 2006.

The increase in interest income on loans for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to an increase in average balance of $482.2 million resulting from loan growth in our core markets. The average yield on our loan portfolio remained consistent at 8.62%.

Interest income on investment securities increased $3.1 million as a result of an increase of $42.9 million in average balance for the year ended December 31, 2007 compared to the year ended December 31, 2006, and an increase of 51 basis points in the average yield on these securities during the same period.

The primary reason for the increase in the average balance of investment securities of $42.9 million was our effort to maintain a certain level of on-balance sheet liquidity. The average yield on securities increased 51 basis points partly as a result of the restructuring of our bond portfolio in December 2006, during which we sold several low-yield securities. At December 31, 2007, investment securities equaled 10.8% of assets, as compared to 9.2% at December 31, 2006.

Overall, the yield on interest-earning assets increased seven basis points from 8.18% during the year ended December 31, 2006 to 8.25% for the year ended December 31, 2007.

Interest Expense.    Interest expense increased $33.7 million, to $102.3 million, for the year ended December 31, 2007, from $68.6 million for the year ended December 31, 2006. The increase in interest expense resulted primarily from an increase of $33.1 million in interest expense on deposits. The average cost of interest-bearing deposits, the largest component of interest expense, increased by 64 basis points and the average balance increased by $496.3 million. Of the $496.3 million increase in average balances, interest-bearing NOW accounts increased $62.9 million, money market accounts increased $18.2 million and savings accounts decreased $3.3 million. The increase in the average balance for interest-bearing NOW accounts reflects the attractive rates paid on the Premium Select Checking account, which have contributed to continued balance growth. Time deposits, the largest category of deposits, increased $418.5 million; primarily due to the increased use of brokered and internet-based certificates of deposit, which continue to provide a quick and cost-effective means of generating deposits to meet our funding needs. The average cost of time deposits increased 66 basis points. The increase is due to the inclusion of a full year of results for Security Bank of North Fulton and Security Bank of Gwinnett County (both acquired in 2006) whose average cost of time deposits is generally higher than that of the Banks in the Middle and Coastal Georgia markets.

The interest expense on borrowed funds in 2007 increased by $0.5 million or 6.8% when compared to 2006. This increase is related to an increase of $5.4 million or 3.9% in the average balance of borrowed funds combined with an increase of 16 basis points to 5.85% in the average costs of borrowings. The increase in the average balance is related to increases in the draws on correspondent bank lines of credit to meet our funding needs.

2006 compared to 2005

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

The decrease in the net interest rate spread in 2006 was primarily reflective of a 148 basis-point increase in the average cost of interest-bearing liabilities, while the yield on earning assets increased only 128 basis points. We experienced significant increases in the costs of all deposits, except for savings accounts, as our average cost of interest-bearing deposits increased to 4.18% in 2006 from 2.69% in 2005. Meanwhile, the loan portfolio yield increased 135 basis points as higher-yielding fixed rate loans repriced at higher rates and variable rate loans with interest rate floors began to participate fully in rate increases during 2006.

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

Interest Expense.    Interest expense increased $40.8 million, to $68.6 million, for the year ended December 31, 2006, from $27.8 million for the year ended December 31, 2005. The increase in interest expense resulted primarily from an increase of $37.1 million in interest expense on deposits. Excluding the expense resulting from our acquisitions, interest expense increased $31.0 million and interest expense on deposits increased $27.7 million. The average cost of interest-bearing deposits, the largest component of interest expense, increased by 149 basis points and the average balance increased by $571.4 million. Of the $571.4 million increase in average balances, interest-bearing NOW accounts increased $152.4 million, money market accounts increased $46.8 million and savings accounts decreased $0.7 million. The increase in the average balance for interest-bearing NOW accounts is primarily due to the increase in the number of customers with the Premium Select Checking account, which offers a competitive interest rate and the benefits of a traditional checking account. Given the advantages and attractive interest rate offered with the Premium Select Checking account, some of our customers transferred their deposits from our traditional money market account to the Premium Select Checking account. Time deposits, the largest category of deposits, increased $372.9 million; primarily due to the increase in brokered and internet-based certificates of deposit to fund loan growth in the Fairfield Financial Interim Lending (Acquisition and Development) division.

The interest expense on borrowed funds in 2006 increased by $3.8 million or 92% when compared to 2005. This increase is related to an increase of $38.8 million or 39% in the average balance of borrowed funds combined with an increase of 158 basis points to 5.69% in the average costs of borrowings. The increase in the average balance is related to an increase in advances with the Federal Home Loan Bank (FHLB) to meet our funding needs.

Interest Rates and Interest Differential

The following tables set forth our average balance sheets, interest and yield information on a tax-equivalent basis for the years ended December 31, 2007, 2006, and 2005.

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax-equivalent basis, dollars in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Loans, Net of Unearned Income: (1) (2)
Taxable	$2,081,999	$179,562	8.62%	$1,599,508	$137,993	8.63%	$997,526	$72,599	7.28%
Loans Held for Sale	6,328	453	7.16	6,576	454	6.90	6,726	373	5.55

Total Loans	2,088,327	180,015	8.62	1,606,084	138,447	8.62	1,004,252	72,972	7.27

Investment Securities:
Taxable	197,436	10,159	5.15	154,927	7,053	4.55	101,992	4,007	3.93
Tax Exempt (3)	20,412	1,274	6.24	19,976	1,238	6.20	14,680	947	6.45

Total Investment Securities	217,848	11,433	5.25	174,903	8,291	4.74	116,672	4,954	4.25

Interest-Earning Deposits	4,561	242	5.31	2,851	160	5.61	2,950	112	3.80
Federal Funds Sold	31,067	1,595	5.13	31,667	1,597	5.04	13,328	478	3.59

Total Interest-Earning Assets	2,341,803	193,285	8.25	1,815,505	148,495	8.18	1,137,202	78,516	6.90

Non-Earning Assets	250,144			213,401			100,831

Total Assets	$2,591,947			$2,028,906			$1,238,033

Liabilities and Shareholders’ Equity:
Interest-Bearing Demand Deposits	$373,522	$13,550	3.63	$310,624	$10,902	3.51	$158,264	$3,043	1.92%
Money Market Accounts	145,619	5,499	3.78	127,456	3,694	2.90	80,640	1,350	1.67
Savings Deposits	16,005	89	0.56	19,268	106	0.55	19,969	102	0.51
Time Deposits of $100,000 or More	892,248	47,622	5.34	571,992	27,482	4.80	317,143	10,395	3.28
Other Time Deposits	521,923	27,114	5.20	423,708	18,555	4.38	305,609	8,837	2.89

Total Interest-Bearing Deposits	1,949,317	93,874	4.82	1,453,048	60,739	4.18	881,625	23,727	2.69

Federal Funds Purchased and Repurchase Agreements Sold	43,881	2,104	4.79	29,874	1,469	4.92	16,294	528	3.24
Other Borrowed Money & Subordinated Debentures	100,430	6,338	6.31	108,997	6,439	5.91	83,755	3,584	4.28

Total Borrowed Funds	144,311	8,442	5.85	138,871	7,908	5.69	100,049	4,112	4.11

Total Interest-Bearing Funding	2,093,628	102,316	4.89	1,591,919	68,647	4.31	981,674	27,839	2.83

Non-Interest-Bearing Demand Deposits	163,712			166,190			119,867
Other Liabilities	21,103			18,793			10,031
Shareholders’ Equity	313,504			252,004			126,461

Total Liabilities & Shareholders’ Equity	$2,591,947			$2,028,906			$1,238,033

Interest Rate Spread			3.36%			3.87%			4.07%

Net Interest Income		$90,969			$79,848			$50,677

Net Interest Margin			3.88%			4.40%			4.46%

(1)	Interest income includes loan fees as follows (in thousands): 2007 – $7,645, 2006 – $7,442 and 2005 – $4,367.

(2)	Nonaccrual loans are included.

(3)	Reflects taxable equivalent adjustments using the statutory income tax rate of 35% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to (in thousands) $445 for 2007; $413 for 2006 and $324 for 2005.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for 2007 compared to 2006 and for 2006 compared to 2005.

RATE / VOLUME ANALYSIS

(In thousands)

	For the Years Ended December 31,
	2007 Compared to 2006 Change Due To (1)			2006 Compared to 2005 Change Due To (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Earned On:
Loans Receivable, Net	$41,626	$(57)	$41,569	$43,812	$21,582	$65,394
Loans Held for Sale	(17)	16	(1)	(8)	89	81
Taxable Investment Securities	1,935	1,171	3,106	2,080	966	3,046
Tax Exempt Investment Securities (2)	27	9	36	342	(51)	291
Interest-Earning Deposits	96	(14)	82	(4)	52	48
Federal Funds Sold	(30)	28	(2)	658	461	1,119

Total Interest Income	43,637	1,153	44,790	46,880	23,099	69,979

Interest Paid On:
Interest-Bearing Demand Deposits	2,208	440	2,648	2,929	4,930	7,859
Money Market Accounts	526	1,279	1,805	784	1,560	2,344
Savings Deposits	(18)	1	(17)	(4)	8	4
Time Deposits of $100,000 or More	15,387	4,753	20,140	8,353	8,734	17,087
Other Time Deposits	4,301	4,258	8,559	3,415	6,303	9,718
Federal Funds Purchased and Repurchase Agreements	689	(54)	635	440	501	941
Other Borrowings	(506)	405	(101)	1,080	1,775	2,855

Total Interest Expense	22,587	11,082	33,669	16,997	23,811	40,808

Net Interest Income	$21,050	$(9,929)	$11,121	$29,883	$(712)	$29,171

(1)	The change in interest due to both rate and volume has been allocated to the rate component.

(2)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 35% in adjusting interest on tax exempt investment securities to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings taken to increase the allowance for loan losses. The general nature of lending results in periodic charge-offs of nonperforming loans, in spite of our continuous loan review process, credit standards and internal controls. We expensed $32.6 million in 2007, $4.5 million in 2006, and $2.8 million in 2005 for loan loss provisions. The increase in the provision for loan losses in 2007 is due primarily to significant declines in residential real estate market values, primarily in the metropolitan Atlanta area, caused by recent disruptions in financial markets. As a result of these adverse market conditions, our net charge-offs increased to $23.3 million in 2007, compared to $2.4 million in 2006 and $1.2 million in 2005. Our net charge-offs as a percentage of average loans outstanding increased to 1.12% in 2007 compared to 0.15% in 2006 and 0.12% in 2005. The adverse market conditions also resulted in an increase in the allowance for loan losses as a percentage of outstanding net loans receivable to 1.45% at December 31, 2007, up from 1.18% at December 31, 2006 and 1.27% at December 31, 2005. See “Risk Elements” section on page 41 for further discussion.

Noninterest Income

2007 compared to 2006

Noninterest income of $19.0 million in 2007 represented an increase of 5.7% or $1.0 million from $18.0 million recorded in 2006. The increase is primarily due to a reduction in the loss on the sale of securities. In 2006, we incurred a $1.6 million loss in connection with the restructuring of our bond portfolio and incurred a minimal loss in 2007. The $1.6 million increase resulting from the lower loss on sale of securities is offset by a decrease in mortgage origination and related fee income of $0.4 million, which is the result of decreased loan volume.

2006 compared to 2005

Noninterest income of $18.0 million in 2006 represented an increase of 8.2% or $1.4 million from $16.6 million recorded in 2005. Service charges on deposit accounts, which constitute 51% of noninterest income, are the largest component of noninterest income, generating $9.2 million for 2006, up from $7.4 million in 2005. Fees generated from our courtesy overdraft protection product accounted for $6.8 million or 74% of service charges on deposits. The increase in fees from our courtesy overdraft product is also attributable to the significant growth in deposits during the year of $323.3 million or 25%, excluding the impact of 2006 acquisitions. The second largest component of noninterest income is mortgage origination and related fee income, which constituted 28% of noninterest income during 2006. Mortgage origination and related fee income increased $0.4 million, from $4.5 million in 2005 to $4.9 million in 2006. The increases in service charges and mortgage origination and related fee income are offset by losses of $1.6 million incurred in connection with the restructuring of our bond portfolio in December 2006.

Noninterest Expense

2007 compared to 2006

Noninterest expense was $67.1 million for 2007, up 20.5% or $11.4 million, from $55.7 million in 2006. Salaries and benefits, the largest component of noninterest expense, constituting 54% of noninterest expense, increased $2.7 million to $35.1 million in 2007 from $32.4 million in 2006. Approximately $2.1 million of the increase in salaries and benefits is due to the inclusion of a full year’s results for Security Bank of North Fulton and Security Bank of Gwinnett County, which were acquired in March and July 2006, respectively. The remainder of the increase is due to normal salary and benefit increases from merit increases and the hiring of new employees.

All other operating overhead increased by $8.7 million, or 38%, during 2007. Approximately $1.2 million is attributable to increased professional fees. Specifically, audit fees increased by approximately $0.5 million as a result of the additions of Security Bank of North Fulton and Security Bank of Gwinnett County in 2006. Further, legal fees and other expenses increased approximately $0.5 million as a result of the fees incurred in connection with the proposed acquisition of First Commerce Community Bankshares, Inc. which was not consummated.

The increase is also due to a $4.4 million increase in foreclosed property expenses, stemming from the significant increase in nonperforming assets and an increase of $0.4 million in directors’ fees, resulting from the additional directors at subsidiary banks acquired during 2006. The remainder of the increase is spread across various expense categories.

2006 compared to 2005

Non-interest expense was $55.7 million for the year ended 2006, up 44.1%, or $17.1 million, from $38.6 million in 2005. Salaries and benefits, the largest component of non-interest expense, constituting 58% of non-interest expense, increased $9.6 million to $32.4 million in 2006 from $22.8 million in 2005. Approximately $2.4 million of the increase in salaries and benefits is related to the hiring of employees in connection with the acquisitions of Neighbors Bancshares, Inc. (Security Bank of North Fulton) and Homestead Bank (Security Bank of Gwinnett County). Also contributing to the increase is the hiring of employees in connection with the acquisition of Rivoli BanCorp on December 31, 2005. The remainder of the increase is due to normal salary and benefit increases from merit increases and the hiring of new employees.

All other operating overhead increased by $7.5 million, or 48%, during 2006. Excluding the expenses incurred by the banks acquired during the year, other operating overhead increased approximately $5.8 million or 37%. Approximately $1.4 million is attributable to increased occupancy and equipment expenses resulting from the continued growth of the Banks in our core markets. The increase is also attributable to a $795,000 increase in the amortization of intangibles resulting from the 2005 acquisitions of SouthBank and Rivoli BanCorp. Furthermore, approximately $590,000 of the increase is the result of increased audit and other professional fees. The remaining increase of $3.0 million is related to increases in various service-related expenses including appraisal fees and directors’ fees resulting from additional directors at subsidiary banks acquired in 2006.

Income Tax Expense

Our consolidated federal and state income tax expense decreased to $3.2 million in 2007, down from $13.9 million in 2006 and $9.3 million in 2005. Our effective tax rate also decreased to 32.6% in 2007, down from 37.2% in 2006 and 36.5% in 2005. Our effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on our balance sheet.

During 2007, we purchased low income housing tax credits. These credits provide reductions in our state income tax expense over the next 11 years. When added to existing state income tax credits, the 2007 credits resulted in a zero state income tax expense for 2007. See Note 8 to our Consolidated Financial Statements for a detailed analysis of income taxes.

Quarterly Results of Operations

The following table provides income statement recaps and earnings per share data for each of the four quarters for the years ended December 31, 2007 and 2006.

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For 2007:
Interest Income	$48,989	$49,643	$48,175	$46,033	$192,840
Interest Expense	27,406	26,862	24,792	23,256	102,316

Net Interest Income	21,583	22,781	23,383	22,777	90,524
Provision For Loan Losses	20,000	9,400	2,000	1,260	32,660
Noninterest Income	4,539	4,600	4,750	5,092	18,981
Noninterest Expense	17,583	17,059	16,544	15,888	67,074

Income (Loss) Before Income Taxes	(11,461)	922	9,589	10,721	9,771
Income Taxes	(4,588)	347	3,489	3,935	3,183

Net Income (Loss)	$(6,873)	$575	$6,100	$6,786	$6,588

Net Income (Loss) per Common Share:
Basic	$(0.36)	$0.03	$0.32	$0.35	$0.35
Diluted	(0.36)	0.03	0.31	0.35	0.34

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For 2006:
Interest Income	$44,415	$40,669	$34,214	$28,783	$148,081
Interest Expense	22,353	19,082	15,142	12,070	68,647

Net Interest Income	22,062	21,587	19,072	16,713	79,434
Provision For Loan Losses	1,873	1,226	739	630	4,468
Noninterest Income	3,075	5,029	4,937	4,914	17,955
Noninterest Expense	14,664	14,475	13,634	12,878	55,651

Income Before Income Taxes	8,600	10,915	9,636	8,119	37,270
Provision For Income Taxes	3,378	3,975	3,546	2,979	13,878

Net Income	$5,222	$6,940	$6,090	$5,140	$23,392

Net Income per Common Share:
Basic	$0.26	$0.38	$0.36	$0.36	$1.36
Diluted	0.26	0.37	0.36	0.35	1.33

Balance Sheet Review

Loan Portfolio

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2007 and 2006, loans receivable, net of unearned income, of $2.18 billion and $1.90 billion, respectively, amounted to 77.0% and 76.2% of total assets, and 94.9% and 96.5% of deposits. Loans, including loans held for sale amounted to 87.4% of interest-bearing liabilities at

December 31, 2007 and 89.0% at December 31, 2006. Our loan portfolio grew by 14.8% from December 31, 2006 to December 31, 2007. Loan yields were 8.62% for 2007, compared to 8.62% for 2006 and 7.27% for 2005. Our allowance for loan losses as a percentage of loans receivable amounted to 1.45% at December 31, 2007, compared to 1.18% and 1.27% at December 31, 2006 and 2005, respectively.

The largest components of our loan portfolio are the real estate construction and land development loans and the other mortgages secured by nonfarm, nonresidential properties. Real estate construction and land development loans, which constituted 53.4% of the loans outstanding at December 31, 2007, are loans secured by real estate made to finance land development and residential and commercial construction.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

(In Thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial and Industrial	$161,911	$142,537	$106,300	$86,575	$62,618
Agricultural	1,225	2,029	3,035	3,179	1,359
Real Estate—Construction and Land Development	1,165,717	981,481	517,373	350,150	267,201
Real Estate—Mortgage:
Secured by Farmland	18,717	16,926	5,627	3,879	3,804
Secured by 1-4 Family Residential Properties	246,340	223,518	199,072	128,770	107,424
Secured by Multifamily Residential Properties	24,786	30,084	18,366	13,660	6,036
Secured by Nonfarm Nonresidential Properties	504,368	458,070	376,302	220,593	213,799
Consumer	61,757	48,923	47,608	40,012	36,212

Total Loans	$2,184,821	$1,903,568	$1,273,683	$846,818	$698,453
Unearned Income	(2,509)	(2,467)	(1,564)	(1,053)	(771)

Total Net Loans	$2,182,312	$1,901,101	$1,272,119	$845,765	$697,682

Percentage of Total Portfolio:
Commercial and Industrial	7.40%	7.50%	8.36%	10.24%	8.97%
Agricultural	0.06%	0.11%	0.24%	0.37%	0.19%
Real Estate—Construction and Land Development	53.42%	51.63%	40.67%	41.40%	38.30%
Real Estate—Mortgage:
Secured by Farmland	0.86%	0.89%	0.44%	0.45%	0.55%
Secured by 1-4 Family Residential Properties	11.29%	11.76%	15.65%	15.23%	15.40%
Secured by Multifamily Residential Properties	1.14%	1.58%	1.44%	1.62%	0.87%
Secured by Nonfarm Nonresidential Properties	23.11%	24.09%	29.58%	26.08%	30.64%
Consumer	2.83%	2.57%	3.74%	4.73%	5.19%

Total Loans	100.11%	100.13%	100.12%	100.12%	100.11%
Unearned Income	(0.11)%	(0.13)%	(0.12)%	(0.12)%	(0.11)%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

Lending Limits

When the amount of a loan or loans to a single borrower or relationship exceeds an individual officer’s lending authority, the lending decision must be approved by a more senior officer with the requisite loan authority, or the lending decision will be made by the loan committee comprised of officers or the loan committee comprised of members of the Board of Directors.

Lending limits vary based on the type of loan and nature of the borrower. In general, however, we are able to loan to any one borrower a maximum amount equal to either 15% of total risk-based capital, or 25% of total risk-based capital if the amount that exceeds 15% is fully secured. As of December 31, 2007, our legal lending limit was approximately $35.2 million (unsecured) plus an additional $23.4 million (secured) for a total of approximately $58.6 million, for loans that meet federal and/or state collateral guidelines. Regardless of the legal lending limit, our internal guidelines limit the amount available to be loaned to any one borrowing relationship. We adjust the maximum amount available to any one borrower or relationship in accordance with an assigned credit grade. Every loan of material size is assigned a credit grade either by our credit administration department or by the appropriate approval committee, with grades denoting more credit risk receiving a lower in-house maximum. As a result, our exposure to loans with more risk is limited by the credit grades assigned to those loans. These credit grades are reviewed regularly by management, regulatory authorities and our external loan review vendor for appropriateness and applicability.

Underwriting

Collectively, our chief operating officer, other senior members of corporate management, our Bank presidents and chief lending officers act as the primary lending officers for the Company. These individuals, combined, have over 475 years of lending experience. This experienced loan team has developed stringent credit underwriting and monitoring guidelines/policies while simultaneously delivering strong growth in our loan portfolio. We stress individual accountability to our loan officers, basing a portion of their compensation on the performance of the loans they approve. We believe we employ a prudent credit approval process and have developed a comprehensive risk-management system for monitoring and measuring the adequacy of our allowance for loan losses and anticipating net charge-offs.

Risk Elements

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of the applicable interest is discontinued and the loan is designated as “nonaccrual,” unless the loan is well secured and in the process of collection. Management reviews past due loans on a monthly basis and will place certain loans on nonaccrual status at 60 days past due in some circumstances. Interest payments received on nonaccrual loans are applied against principal. Loans are returned to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded if a subsequent decline in value occurs.

Nonperforming assets at December 31, 2007 amounted to approximately $79.1 million, or 3.58% of loans receivable and other real estate. This compares to approximately $37.2 million in nonperforming assets, or 1.95% of loans receivable and other real estate at December 31, 2006. The following table sets forth our nonperforming assets and allowance for loan losses at the end of the past five years.

NONPERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Nonperforming loans:
Nonaccrual loans	$50,635	$34,401	$6,997	$6,214	$4,154
Loans 90 days or more past due and still accruing	242	—	—	—	27

Total nonperforming loans	50,877	34,401	6,997	6,214	4,181
Other real estate owned	28,175	2,775	2,394	1,991	4,007

Total nonperforming assets	$79,052	$37,176	$9,391	$8,205	$8,188

Nonperforming assets to loans receivable and other real estate	3.58%	1.95%	0.74%	0.97%	1.17%

Allowance for loan losses to nonperforming loans	62.30%	64.93%	230.78%	175.46%	224.99%

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in the summer of 2007. Approximately 15% of the loan portfolio consists of loans made to purchase, develop and build residential real estate. A significant portion of the loan portfolios of our metropolitan Atlanta banks and Fairfield Financial is concentrated in this market. During the summer of 2007, the subprime mortgage market collapsed as loans with adjustable interest rates began resetting and homeowners could not afford the higher payments. The effects of this dilemma rippled throughout the national and international economy as many of these loans had been packaged and sold to financial firms around the world. The home mortgage loan market experienced illiquidity during 2007 that affected prime customers as well. With the significant slowing of home and land sales, the prices of homes and land have begun to decline. Many potential home and land purchasers are not making purchases as they watch the market for further slowing sales and declining prices. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue. Presently, the majority of our loans in this category continue to perform; however, management cannot predict the impact of future economic changes on our nonperforming assets. Management believes that the increase in nonperforming assets during 2007 is indicative of a trend that we currently believe will accelerate at least throughout 2008.

The 10 largest nonaccrual loans comprise $28.3 million or 55.9% of the total. Of these 10 loans, seven are residential development loans and three are commercial real estate loans. We experienced significant activity in nonaccrual loans during 2007 with $92.3 million in new loans moved to nonaccrual status, $23.3 million in nonaccruals being charged-off, $4.1 million in nonaccrual loans being sold and $48.6 million in nonaccrual loans moved into foreclosure.

The 10 largest other real estate owned properties comprise $12.2 million or 43.2% of the total. Nine of these properties are residential in nature and one property is commercial. Of the total other real estate owned balance, the largest component is residential real estate 42.0% followed by single family homes at 25.8%, raw land at 21.8% and commercial property at 9.7%. We incurred significant activity in other real estate owned during 2007 with $48.6 million in newly foreclosed properties, $22.1 million in sales of the properties and $1.2 million in writedowns.

Summary of Loan Loss Experience

The following table summarizes loans charged-off, recoveries of loans previously charged-off and provisions for loan losses for the periods indicated. We have no lease financing or foreign loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of period	$22,336	$16,148	$10,903	$9,407	$5,480
Loans charged-off during the period:
Commercial, industrial and agricultural	2,142	539	470	290	68
Construction and land development	17,514	741	84	455	835
Real estate-mortgage	3,274	663	364	236	699
Consumer	1,488	1,183	797	1,069	654

Total charge-offs	24,418	3,126	1,715	2,050	2,256

Recoveries during the period of loans previously charged-off:
Commercial, industrial and agricultural	278	121	103	170	136
Construction and land development	8	1	5	37	3
Real estate-mortgage	19	57	16	46	187
Consumer	815	584	372	474	109

Total recoveries	1,120	763	496	727	435

Net loans charged-off during the period	23,298	2,363	1,219	1,323	1,821

Additions to allowance-provision expense	32,660	4,469	2,833	2,819	2,859

Business Combinations	—	4,082	3,631	—	2,889

Allowance for loan losses at end of period	$31,698	$22,336	$16,148	$10,903	$9,407

Allowance for loan losses to period end net loans receivable	1.45%	1.18%	1.27%	1.29%	1.35%

Ratio of net loans charged-off during the period to average net loans receivable outstanding during the period	1.12%	0.15%	0.12%	0.17%	0.32%

The provision for loan losses represents management’s determination of the amount necessary to be transferred to the allowance for loan losses to maintain a level that it considers adequate in relation to the risk of future losses inherent in the loan portfolio. It is the policy of our Banks to provide for exposure to losses principally through an ongoing loan review process. This review process is undertaken to ascertain any probable losses that must be charged-off and to assess the risk characteristics of individually significant loans and of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and the loan committees of our Banks’ boards of directors, and also those of the regulatory agencies that review the loans as part of their regular examination process. During routine examinations of the Banks, the primary banking regulators may, from time to time, require additions to the Banks’ provisions for loan losses and allowances for loan losses if the regulators’ credit evaluations differ from those of management.

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the allowance for loan losses, including current economic conditions, loan loss experience, regulatory guidelines and current levels of nonperforming loans. Management believes that the balances of $31.7 million and $22.3 million in the allowance for loan losses at December 31, 2007 and 2006, respectively, were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio or that our allowance for loan losses will be sufficient to absorb such unexpected losses.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded, through a charge to earnings, as the specific allocation of the allowance for loan losses. When management considers a loan, or a portion thereof, as uncollectible, it is charged-off against the allowance for loan losses.

A general allocation of the allowance for loan losses has been made to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for stress factors representative of various economic factors and characteristics of the loan portfolio. The allowance for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.

The following table shows a five-year comparison of the allocation of the allowance for loan losses based on loan categories. The loan balance in each category is expressed as a percentage of the total loans at the end of the respective periods.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, industrial and agricultural	$2,225	7%	$1,357	7%	$1,109	9%	$872	10%	$677	9%
Construction and land development	15,898	53%	9,212	52%	5,248	41%	3,576	41%	2,860	38%
Real estate-mortgage	10,831	37%	6,839	38%	6,078	46%	3,838	44%	3,612	48%
Consumer	842	3%	459	3%	483	4%	436	5%	376	5%
Unallocated	1,902	—	4,469	—	3,230	—	2,181	—	1,882	—

Total allowance for loan losses	$31,698	100%	$22,336	100%	$16,148	100%	$10,903	100%	$9,407	100%

Investment Portfolio

The investment securities portfolio is another major interest-earning asset and consists of debt and equity securities categorized as either “Available for Sale” or “Held to Maturity.” Given our strong loan demand in previous years, the investment portfolio is viewed primarily as a source of liquidity, with yield as a secondary consideration. Because the investment portfolio is primarily for liquidity purposes, the investment portfolio has a relatively short effective duration of 3.12 years as of year end. The investment portfolio also serves to balance interest rate risk and credit risk related to the loan portfolio.

As of December 31, 2007, our portfolio of bonds and equity investments amounted to $305.4 million, or 10.8% of total assets, compared to $229.9 million, or 9.2% of total assets at December 31, 2006.

The average tax-equivalent yield on the portfolio was 5.25% for the year 2007 versus 4.74% in 2006 and 4.25% in 2005. Net losses on the sale of securities were less than $0.1 million, $1.6 million, and less than $0.1 million in 2007, 2006 and 2005, respectively. In December 2006, we restructured our bond portfolio and sold a total of approximately $54.0 million in bonds with lower yielding rates at a loss of approximately $1.3 million to reinvest in higher-yielding bonds.

At December 31, 2007, the major portfolio components included 70.1% in mortgage-backed securities issued by U.S. government agencies; 20.0% in other bonds of U.S. government agencies; 6.6% in state, county and municipal bonds; 2.7% in FHLB stock; and 0.6% in other securities. As of December 31, 2007, the investment portfolio had gross unrealized gains of $2.5 million and gross unrealized losses of $0.9 million for a net unrealized gain of $1.6 million. As of December 31, 2006, the portfolio had a net unrealized loss of $1.0 million. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, shareholders’ equity included net unrealized gains of $1.1 million for December 31, 2007 and net unrealized losses of $0.6 million for December 31, 2006 recorded on the Available for Sale portfolio, net of deferred tax effects. Management identified no value impairment related to credit quality in the portfolio, and we hold no securities that are tied to the subprime home mortgage loans. In addition, management has the intent and ability to hold those securities with unrealized losses until the market-based impairment is recovered; therefore, no value impairment was determined to be other than temporary.

No trading account has been established by us and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2007, 2006 and 2005. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost. Unrealized gains and losses on securities Available for Sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of shareholders’ equity.

INVESTMENT SECURITIES

(Dollars in thousands)

	December 31,
	2007	2006	2005
Securities Available for Sale:
Mortgage-Backed Securities	$214,150	$132,289	$76,713
U. S. Government Agencies	59,946	66,828	46,190
State, County & Municipal	20,237	20,096	20,068
Other Investments	1,823	1,966	691

	$296,156	$221,179	$143,662

Securities Held to Maturity:
U. S. Government Agencies	$1,000	$1,000	$350
State, County & Municipal	—	240	—

	$1,000	$1,240	$350

Federal Home Loan Bank Stock	$8,243	$7,521	$6,974

Total Investment Securities:
Mortgage-Backed Securities	$214,150	$132,289	$76,713
U. S. Government Agencies	60,946	67,828	46,190
State, County & Municipal	20,237	20,336	20,418
Other Investments	1,823	1,966	691
Federal Home Loan Bank Stock	8,243	7,521	6,974

	$305,399	$229,940	$150,986

The following table illustrates the contractual maturities and weighted average yields of investment securities Available for Sale held at December 31, 2007. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a tax-equivalent basis using a statutory federal income tax rate of 35%. At December 31, 2007, we had $1.0 million carrying value (and fair value) of U.S. Government Agency investment securities classified as Held to Maturity, with an average yield of 5.0% with all securities maturing in the five to 10 year time period.

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

(Dollars in thousands)

	Investment Securities at December 31, 2007
	Held to Maturity			Available for Sale
	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield	Fair Value
Mortgage-Backed Securities:
Within 1 Year	$—	0.00%	$—	$661	3.36%	$657
After 1 through 5 Years	—	0.00%	—	15,844	4.04%	15,670
After 5 through 10 Years	—	0.00%	—	14,236	5.33%	14,388
More Than 10 Years	—	0.00%	—	182,059	5.33%	183,435

	$—	0.00%	$—	$212,800	5.23%	$214,150

Other U.S. Government Agencies:
Within 1 Year	$—	0.00%	$—	$34,976	4.12%	$34,947
After 1 through 5 Years	—	0.00%	—	2,500	4.84%	2,500
After 5 through 10 Years	1,000	5.00%	1,000	22,062	5.47%	22,499
More Than 10 Years	—	0.00%	—	—	0.00%	—

	$1,000	5.00%	$1,000	$59,538	4.65%	$59,946

State, County and Municipal:
Within 1 Year	$—	0.00%	$—	$1,077	3.77%	$1,079
After 1 through 5 Years	—	0.00%	—	7,594	4.03%	7,672
After 5 through 10 Years	—	0.00%	—	5,012	4.36%	5,089
More Than 10 Years	—	0.00%	—	6,527	3.99%	6,397

	$—	0.00%	$—	$20,210	4.09%	$20,237

Other Investments
Within 1 Year	$—	0.00%	$—	$—	0.00%	$—
After 1 through 5 Years	—	0.00%	—	—	0.00%	—
After 5 through 10 Years	—	0.00%	—	500	6.25%	500
More Than 10 Years	—	0.00%	—	1,458	5.98%	1,323

	$—	0.00%	$—	$1,958	6.04%	$1,823

Federal Home Loan Bank Stock
Within 1 Year	$—	0.00%	$—	$—	0.00%	$—
After 1 through 5 Years	—	0.00%	—	—	0.00%	—
After 5 through 10 Years	—	0.00%	—	—	0.00%	—
More Than 10 Years	—	0.00%	—	8,243	5.98%	8,243

	$—	0.00%	$—	$8,243	5.98%	$8,243

Total Securities:
Within 1 Year	$—	0.00%	$—	$36,714	4.10%	$36,683
After 1 through 5 Years	—	0.00%	—	25,938	4.12%	25,842
After 5 through 10 Years	1,000	5.00%	1,000	41,810	5.30%	42,476
More Than 10 Years	—	0.00%	—	198,287	5.32%	199,398

	$1,000	5.00%	$1,000	$302,749	5.06%	$304,399

As of December 31, 2007 and 2006, we had several holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded 10% of shareholders’ equity. Our total holdings of these issuers as a percentage of total shareholders’ equity are as follows:

	2007	2006
FNMA	16.7%	9.3%
FHLB	13.0%	10.9%
FHLMC	19.6%	14.6%
GNMA	36.7%	21.2%

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2007 were $2.29 billion, an increase of 16.6% from $1.97 billion at December 31, 2006. Average deposits in 2007 were $2.11 billion, an increase of $0.5 million from $1.61 billion during 2006. The average cost of deposits, considering non-interest checking accounts, was 4.44% during 2007, up from 3.75% during 2006 and 2.37% for 2005. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source; however, we have continued to increase our reliance on brokered and internet-based certificates of deposit as sources of funding, given the cost-effectiveness and prompt receipt of funds. On an average basis for the year 2007, 7.8% of our deposits were held in non-interest-bearing checking accounts, 25.3% were in lower yielding interest-bearing transaction, money market and savings accounts, and 66.9% were in time certificates with higher yields. Comparable average deposit mix percentages during 2006 were 10.3%, 28.2% and 61.5%, respectively. We hold no deposit funds from foreign depositors.

The following table reflects average balances of deposit categories for 2007, 2006 and 2005.

AVERAGE DEPOSITS

(Dollars in thousands)

	Years Ended December 31,
	2007	%	2006	%	2005	%
Non-Interest-Bearing Demand Deposits	$163,712	7.75%	$166,190	10.27%	$119,867	11.97%
Interest-Bearing Demand Deposits	373,522	17.68%	310,624	19.18%	158,264	15.80%
Money Market Accounts	145,619	6.89%	127,456	7.87%	80,640	8.05%
Savings Deposits	16,005	0.76%	19,268	1.19%	19,969	1.99%
Time Deposits of $100,000 or More	892,248	42.23%	571,992	35.32%	317,143	31.67%
Other Time Deposits	521,923	24.69%	423,708	26.17%	305,609	30.52%

	$2,113,029	100.00%	$1,619,238	100.00%	$1,001,492	100.00%

The following table outlines the maturities of certificates of deposit of $100,000 or more as of December 31, 2007, 2006 and 2005. All of our time deposits as of December 31, 2007 are certificates of deposit.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(Dollars in thousands)

	December 31,
	2007	2006	2005
As of the End of Period:
3 Months or Less	$363,792	$209,359	$96,263
Over 3 Months through 6 Months	304,519	245,712	106,542
Over 6 Months through 12 Months	187,999	244,429	142,354
Over 12 Months	179,333	48,731	48,784

	$1,035,643	$748,231	$393,943

Borrowed Funds

Our borrowed funds at December 31, 2007 totaled $206.3 million. The major component was $77.2 million in various advances from the FHLB. We have borrowed from the FHLB under a Blanket Agreement for Advances and Security Agreement, under which our Banks have pledged residential first-mortgage loans, commercial real estate loans and investment securities of $467.1 million as collateral to secure available advances. At December 31, 2007, our lendable collateral value, which represents approximately 23.3% of eligible collateral, was $108.8 million, $31.6 million of which was available. These advances have maturities in varying lengths through January 2011 and interest rates ranging from 3.50% to 5.92%. Total outstanding advances from the FHLB averaged $55.0 million during 2007, with an average interest cost of 5.27%. Of the $77.2 million in FHLB advances outstanding at December 31, 2007, $36.0 million, or 46.6%, mature during 2008. Another $31.2 million, or 40.4%, mature in 2009, and another $5.0 million or 6.4% mature in 2010. The remaining $5.0 million, or 6.6%, mature after three years. In 2006, FHLB advances averaged $67.1 million with an average interest cost of 4.84%.

At the request of the Federal Reserve Bank of Atlanta, our Board of Directors passed a resolution stating that we will not incur additional debt at the holding company without the prior approval of the Federal Reserve Bank of Atlanta.

We have a revolving line of credit with Silverton Bank (formerly The Bankers Bank, N.A.) in Atlanta, Georgia totaling $22.0 million. The line is secured with the common stock of Security Bank of Bibb County (and indirectly the stock of Fairfield Financial as its subsidiary), Security Bank of Houston County and Security Bank of Jones County as collateral, and carries a floating interest rate of the Prime Rate minus 100 basis points. We use the revolving line of credit primarily to provide capital injections as necessary to our Banks. At December 31, 2007 and 2006 the outstanding balance on the revolving line of credit was $17.5 million and zero, respectively. Total outstanding advances from the line of credit averaged $4.1 million during 2007, with an average interest cost of 6.56%. We did not borrow under the line of credit during 2006.

The revolving line of credit with Silverton Bank contains several debt covenants that are to be met either by the Company or the individual Banks. The covenants specify minimum amounts with respect to capital ratios, return on average assets, allowance for loan losses as a percentage of loans and classified loans. At December 31, 2007, we failed two of these covenants: (1) minimum return on assets of 0.90% for any fiscal year and (2) total of assets classified as substandard, doubtful or loss should not exceed 45% of Tier 1 capital plus the allowance for loan losses. The Company has a “cure period” of six months to regain compliance with these covenants. If the Company does not regain compliance at the end of the cure period, the lender has the right to call the line of credit due and payable in full, or we can request a waiver of these covenants.

We also have a line of credit for $2 million with Thomasville National Bank. The line of credit matures on March 21, 2008 and interest is payable quarterly based on the Prime Rate. At December 31, 2007, the outstanding balance under the line of credit was $2.0 million. We received the $2.0 million advance from the line of credit on December 28, 2007; therefore, the average balance and related interest were minimal. For 2006, the average balance was $0.7 million with an average interest cost of 6.95%.

During the fourth quarter of 2002, a subsidiary trust issued $18.0 million in trust preferred securities. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.25%, which equaled 8.11% at December 31, 2007. We used the proceeds from this trust preferred securities offering to retire holding company debt and to fund our acquisition of Security Bank of Jones County.

In December 2005, a subsidiary trust issued $19.0 million in trust preferred securities. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. We used the proceeds from this trust preferred securities offering to pay off our line of credit with The Bankers Bank (currently Silverton Bank) and to fund the acquisition of Rivoli BanCorp. The trust preferred securities issued by the trust in 2005, and the junior subordinated debentures we issued to the trust in connection with that offering, bear a fixed rate of interest equal to 6.46% annually for the first five years and a floating rate of interest, reset quarterly, equal to the three-month LIBOR rate plus 1.40% annually thereafter. In each case, the trust preferred securities and related junior subordinated debentures issued by us have a maturity of 30 years and are redeemable after five years, subject to certain conditions and limitations.

In connection with our acquisition of Rivoli BanCorp, we assumed $3.0 million in junior subordinated debentures issued to a trust subsidiary in connection with an issuance of trust preferred securities. Rivoli BanCorp’s trust subsidiary issued trust preferred securities in 2002 through a pool sponsored by Wells Fargo Bank. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures have a 30-year maturity and are redeemable after five years, subject to certain conditions and limitations. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.45%, which rate equaled 8.32% at December 31, 2007.

The following table outlines our various sources of borrowed funds during the years 2007, 2006 and 2005, the amounts outstanding at year end, at the maximum point for each component during the three years and on average for each year, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the calendar years shown.

BORROWED FUNDS

(Dollars in thousands)

	December 31 Balance	Maximum Month-End Balance	Average Balance	Interest Expense	Average Interest Rate
For The Year 2007:
Federal Home Loan Bank Advances	$77,172	$88,650	$55,032	$2,898	5.27%
Correspondent Bank Line of Credit	19,500	19,500	4,159	273	6.56%
Securities Sold Under Agreements to Repurchase	34,940	41,853	30,666	1,422	4.64%
Federal Funds Purchased	33,477	43,431	13,216	681	5.15%
Subordinated Debentures	41,238	41,238	41,238	3,168	7.68%

Total Borrowed Funds	$206,327	$234,672	$144,311	$8,442	5.85%

For The Year 2006:
Federal Home Loan Bank Advances	$83,450	$107,427	$67,097	$3,246	4.84%
Correspondent Bank Line of Credit	—	1,600	662	46	6.95%
Securities Sold Under Agreements to Repurchase	25,917	30,309	18,513	840	4.54%
Federal Funds Purchased	25,000	42,576	11,361	629	5.54%
Subordinated Debentures	41,238	41,238	41,238	3,147	7.63%

Total Borrowed Funds	$175,605	$223,150	$138,871	$7,908	5.69%

For The Year 2005:
Federal Home Loan Bank Advances	$85,427	$85,427	$58,618	$1,975	3.37%
Correspondent Bank Line of Credit	1,600	12,950	6,411	368	5.74%
Securities Sold Under Agreements to Repurchase	15,219	15,219	6,868	206	3.00%
Federal Funds Purchased	28,657	28,657	9,426	322	3.42%
Subordinated Debentures	41,238	41,238	18,726	1,241	6.63%

Total Borrowed Funds	$172,141	$183,491	$100,049	$4,112	4.11%

Capital Resources and Dividends

We place an emphasis on maintaining an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. We continue to exceed all minimum regulatory capital requirements as shown in the table below. Our equity capital of $306.7 million at December 31, 2007 amounts to 10.8% of total assets, compared to 12.3% at December 31, 2006, and 10.8% at December 31, 2005. On average, our equity capital was 12.1% of assets during 2007, compared to 12.4% for 2006 and 10.2% for 2005. The increase in the capital ratios in 2006 was primarily due to our issuance of approximately $67.2 million in new equity capital related to the acquisitions of Neighbors Bancshares, Inc. and Homestead Bank. In addition, in May 2006, we sold 1,725,000 shares of our common stock in a public offering that generated $35.9 million in additional capital.

Our market capitalization decreased from $437.4 million at the end of 2006 to $172.9 million at the end of 2007, a decrease of 60%. The decrease in market capitalization was primarily due to the decline in our stock price beginning in the third quarter of 2007.

Principal uses of our capital base in recent years have been:

•	sustaining the capital adequacy of our subsidiaries as they grew at a steady pace;

•	expanding our presence in Middle Georgia with more physical locations and improved delivery systems;

•	enhancing corporate infrastructure systems to support our multi-bank environment;

•	opening de novo branches in Glynn County in 2003 and 2005;

•	expanding our presence in Middle Georgia through our 2005 acquisition of Rivoli BanCorp;

•

expanding into northern metropolitan Atlanta through our 2005 and 2006 acquisitions of SouthBank (Security Bank of North Metro), Neighbors Bancshares, Inc. (Security Bank of North Fulton) and Homestead Bank (Security Bank of Gwinnett County); and

•	acquiring CFS Wealth Management to provide investment management and financial planning services to customers in Middle Georgia.

Potential future uses of our capital base could include future acquisitions and de novo branches, although we do not expect to engage in any acquisitions or branch expansion in the near-term.

Current regulatory standards require bank holding companies to maintain a minimum risk-based capital ratio of qualifying total capital to risk weighted assets of 8.0%, with at least 4.0% of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0%. As of December 31, 2007, the holding company had a Tier 1 leverage ratio of 8.03%, a Tier 1 capital ratio of 8.75%, and a total risk-based capital ratio of 9.97%; therefore, we met the minimum risk-based capital ratios. Additionally, the regulatory agencies define a “well-capitalized” bank as one that has a Tier 1 leverage ratio of at least 5.0%, a Tier 1 capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10%. At December 31, 2007, each of our Banks was “well-capitalized” according to all regulatory guidelines.

The following table demonstrates our capital ratio calculations as of December 31, 2007 and 2006.

CAPITAL RATIOS

(Dollars in thousands)

	December 31,
	2007	2006
Tier 1 Capital:
Total Equity Capital	$306,693	$306,407
Net Unrealized Losses (Gains) on Available for Sale Securities	(1,072)	552
Accumulated Net Gains on Cash Flow Hedges	(3,232)	—
Qualifying Subordinated Debentures Related to Trust Preferred Securities	40,000	40,000
Disallowed Goodwill and Other Intangible Assets	(132,696)	(129,717)

Total Tier 1 Capital	209,693	217,242

Tier 2 Capital:
Eligible Portion of Allowance for Loan Losses	29,113	22,336

Total Tier 2 Capital	29,113	22,336

Total Risk Based Capital	$238,806	$239,578

	Minimum	2007	2006
Total Risk Based Capital Ratio	8.00%	9.97%	11.59%
Tier 1 Capital Ratio	4.00%	8.75%	10.51%
Tier 1 Capital to Average Assets	4.00%	8.03%	9.70%

We declared and paid cash dividends of approximately $6.7 million or $0.35 per share of common stock during 2007, up from approximately $5.3 million or $0.30 per share during 2006 and approximately $3.3 million or $0.26 per share in 2005. The ratios of cash dividends paid to net income for these years were 101.2%, 22.5% and 20.2%, respectively. Since the commencement of cash dividend payments in 1992, our Board of Directors has consistently declared and paid dividends on a quarterly basis.

As of December 31, 2007 and 2006, $40 million of junior subordinated debentures related to trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, however, the investment in the trust subsidiary must be deconsolidated for accounting purposes. The Federal Reserve’s capital adequacy rules deduct goodwill and intangibles from equity in determining the amount of trust preferred securities and other “restricted core capital elements” that can be included in Tier 1 Capital.

Liquidity

Primarily through the actions of our Banks, we manage our liquidity to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area, including an Internet-based national certificate of deposit service. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and national market certificates of deposit and alternates between these sources depending on the relative cost.

Our Asset/Liability Senior Management Committee reviews a series of weekly reports related to liquidity-related issues such as loan pipelines, deposit pricing and upcoming deposit maturities, among others. This committee meets monthly or more often if needed, to discuss these reports. Through various asset/liability management strategies, we maintain a balance among goals of liquidity, safety and earnings potential. Our Banks monitor internal policies that are consistent with regulatory liquidity guidelines.

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2007, we held $296.2 million in bonds at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although $140.2 million or 47% of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2007 and 2006, our Banks had $1.04 billion and $748.2 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 48% and 42% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Our local market deposit sources have not been sufficient to fund our strong loan growth trends over the last several years. As a result, our Banks supplemented deposit sources with brokered deposits and Internet-based certificates of deposit. As of December 31, 2007 the Banks reported $673.0 million, or 29% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 5.28%. Additionally, the Banks use external wholesale or Internet services to obtain out of market certificates of deposits at competitive interest rates as needed. As of December 31, 2007, the Banks reported $181.4 million in wholesale certificates of deposit representing 7.9% of total deposits and carrying a weighted average rate of 5.29% at year end.

To plan for contingent sources of funding not satisfied by both local and out of market deposit balances, we have established multiple borrowing sources to augment our funds management. At the holding company level, we have 2 secured lines of credit with correspondent banks totaling $24.0 million of which $19.5 million was outstanding at December 31, 2007. Subsequent to December 31, 2007, we repaid $2.0 million of these lines of credit. We expect to utilize a portion of the proceeds from the rights offering of our common stock to repay the remaining amount outstanding on our lines of credit. Additionally, borrowing capacity exists through the membership of our subsidiary Banks in the FHLB program. Based on the collateral value of assets pledged to the FHLB at December 31, 2007, our subsidiary Banks had total borrowing capacity of up to $108.8 million, of which $77.2 million was drawn and outstanding at year end. Our subsidiary Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $161.1 million in capacity at December 31, 2007. Approximately $33.5 million of our federal funds lines were in use at year-end. Management believes that the various funding sources discussed above are adequate to meet our liquidity needs in the future without any material adverse impact on operating results.

Interest Rate Risk Management

We successfully managed the level of our net interest margin from 2002 through 2006. However, our net interest margin came under intense pressures in 2007 from two different sources, and we expect these trends to continue into 2008. The first source was the decline in short term interest rates resulting from a decrease of 100 basis points in the Federal Funds Target Rate from September to December 2007 set by the Federal Reserve Board. The resulting decrease in loan rates was not matched by our deposit rates due to the intense competition in our markets for deposits. Further compounding the pressure on our margin was the significant growth in our nonaccrual loans and foreclosed real estate. During 2007, our nonaccrual loans grew from $34.4 million to $50.6 million. This growth in nonaccrual loans resulted in the reversal of approximately $2.8 million in net interest income. Our net interest margin was 3.88% in 2007, 4.40% in 2006 and 4.46% in 2005. As noted above, we have been successful in alternating between retail certificates of deposit, borrowed funds and Internet/brokered certificates of deposit to generate the lowest cost funding sources available.

To help us manage fluctuations in our net interest income, we use simulation modeling to estimate the impact on net interest income of both the current level of market interest rates and for changes to the current level of market interest rates. We measure the projected changes in market interest rates in terms of rate “shifts” of plus or minus 100, 200 and 300 basis points over the current levels of market interest rates. We assume rate shifts occur ratably over a 12-month measurement horizon. We base projected pricing for maturing and repricing assets and liabilities upon actual pricing experience over the period immediately preceding the projection period.

Using the outlook for market interest rates at December 31, 2007, continued significant additions to our nonaccrual loans and actual pricing experience immediately preceding the projection, our simulation model projects changes in the net interest margin to be as follows:

Scenario	Net Interest Margin Change
+300 Basis Point Ramp	+47	basis points
+200 Basis Point Ramp	+32	basis points
+100 Basis Point Ramp	+16	basis points
Base Case	—	basis points
-100 Basis Point Ramp	(14)	basis points
-200 Basis Point Ramp	(28)	basis points
-300 Basis Point Ramp	(44)	basis points

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheets as of December 31, 2007 and 2006 at various repricing intervals. This gap analysis indicates that we had a slightly liability-sensitive balance sheet over a one-year time horizon at December 31, 2007, with cumulative rate-sensitive assets amounting to 99% of cumulative rate-sensitive liabilities. At December 31, 2006, our balance sheet was slightly asset-sensitive balance sheet over a one-year time horizon, with cumulative rate-sensitive assets amounting to 105% of cumulative rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that our current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2007
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (1)	$89,726	$18,988	$73,389	$121,647
Loans, Net of Unearned Income (2)	1,504,758	372,601	256,625	24,236
Other Earning Assets	13,627	—	—	—

Interest Sensitive Assets	1,608,111	391,589	330,014	145,883

Nonmaturity Deposits	457,735	30,726	161,714	66,743
Time Deposits	501,104	821,902	258,773	8
Borrowings	201,376	4,950	—	—

Interest Sensitive Liabilities	1,160,215	857,578	420,487	66,751

Interest Sensitivity Gap	$447,896	$(465,989)	$(90,473)	$79,132

Cumulative Interest Sensitivity Gap	$447,896	$(18,093)	$(108,566)	$(29,434)

Cumulative Interest Sensitivity Gap to Total Interest Sensitive Assets	18.09%	(0.73)%	(4.39)%	(1.19)%

Cumulative Interest Sensitive Assets to Cumulative Interest Sensitive Liabilities	138.60%	99.10%	95.55%	98.82%

	December 31, 2006
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (1)	$100,231	$18,406	$44,018	$68,311
Loans, Net of Unearned Income (2)	1,339,383	315,108	222,608	10,544
Other Earning Assets	96,570	—	—	—

Interest Sensitive Assets	1,536,184	333,514	266,626	78,855

Nonmaturity Deposits	429,580	35,433	185,741	75,404
Time Deposits	322,935	817,543	103,996	295
Borrowings	169,666	3,959	1,980	—

Interest Sensitive Liabilities	922,181	856,935	291,717	75,699

Interest Sensitivity Gap	$614,003	$(523,421)	$(25,091)	$3,156

Cumulative Interest Sensitivity Gap	$614,003	$90,582	$65,491	$68,647

Cumulative Interest Sensitivity Gap to Total Interest Sensitive Assets	27.72%%	4.09%	2.96%	3.10%

Cumulative Interest Sensitive Assets as a % of Cumulative Interest Sensitive Liabilities	166.58%	105.09%	103.16%	103.20%

(1)	Investment securities are shown at amortized or accreted costs. Includes FHLB stock & other equity securities.

(2)	Includes loans held for sale.

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2007.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(Dollars in thousands)

	December 31, 2007
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial and agricultural	$86,214	$66,457	$10,464	$163,135
Construction and land development	840,220	317,488	8,011	1,165,719

Total	$926,434	$383,945	$18,475	$1,328,854

Loans shown above due after one year:
Having predetermined interest rates				$109,219
Having floating interest rates				293,201

Total				$402,420

A significant portion of our loan portfolio has variable interest rates. In 2007, in an effort to effectively manage the downward pressure on our net interest margin caused by potential future reductions in interest rates, we began analyzing various derivative instruments to mitigate this pressure. As a result of this analysis, we entered into an interest rate swap contract under which we pay a variable rate and receive a fixed rate over a period of three years. The interest rate swap contract has a total notional amount of $100.0 million and is designated as a cash flow hedge of our prime based loan portfolio. The change in fair value of cash flow hedges is recognized in other comprehensive income.

Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the financial condition or results of operations.

Contractual Obligations

As of December 31, 2007, we are contractually obligated under long-term agreements as follows:

CONTRACTUAL OBLIGATIONS

(Dollars in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank Advances	$77,172	$36,000	$36,172	$5,000	$—
Correspondent Bank Lines of Credit	19,500	19,500	—	—	—
Subordinated Debentures	41,238	—	—	—	41,238
Operating Leases	8,655	901	2,064	1,752	3,938
Deferred Compensation	1,376	—	—	—	1,376

Total	$147,941	$56,401	$38,236	$6,752	$46,552

Please see “Borrowed Funds” elsewhere in this item for details related to our various borrowings.

Operating leases are for the rental of certain bank and lending offices.

Deferred compensation plans are maintained by four of our Banks. These plans are for specific officers to defer current compensation until termination, retirement, death or an unforeseeable emergency. The contracts were initially funded through the purchase of life insurance policies.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments primarily include unfulfilled loan commitments and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for unfulfilled loan commitments and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet transactions.

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

The following table summarizes our off-balance sheet financial instruments whose contract amounts represented credit risk as of December 31, 2007:

Standby and performance letters of credit	$14,898,336
Unfulfilled loan commitments	$430,786,775

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

Reconciliation of Non-GAAP Financial Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP). These non-GAAP measures typically adjust GAAP performance measures to exclude the effects of significant gains, losses or expenses that are unusual in nature and not expected to recur. The non-GAAP financial measures included in this Annual Report on Form

10-K are referred to as “net operating income,” “basic operating earnings per share” and “diluted operating earnings per share,” which exclude losses on the sale of investment securities and gains on the early prepayment of advances with the FHLB. Please note that the calculation of earnings per share and operating earnings per share is based on our net income and weighted average shares outstanding during the fourth quarter of 2007, 2006 and 2005 and the fiscal years ended December 31, 2007, 2006 and 2005. Since these items and their impact on our performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important for a proper understanding of the operating results of our core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A reconciliation of GAAP to non-GAAP measures is included in the table below.

GAAP TO NON-GAAP RECONCILIATION TABLE

(Dollars in thousands, except per share data)

	2007		2006		2005
	YTD	4th Quarter	YTD	4th Quarter	YTD	4th Quarter
Net income (loss)	$6,588	$(6,873)	$23,392	$5,222	$16,185	$4,379
Effect of securities losses (gains), net of tax	2	—	980	808	4	—
Effect of prepayment of FHLB advances, net of tax	—	—	(174)	—	—	—

Net operating income (loss)	$6,590	$(6,873)	$24,198	$6,030	$16,189	$4,379

Basic earnings (loss) per share	$0.35	$(0.36)	$1.36	$0.26	$1.31	$0.34
Effect of securities losses (gains), net of tax	—	—	0.06	0.05	—	—
Effect of prepayment of FHLB advances, net of tax	—	—	(0.01)	—	—	—

Basic operating earnings (loss) per share	$0.35	$(0.36)	$1.41	$0.31	$1.31	$0.34

Diluted earnings (loss) per share	$0.34	$(0.36)	$1.33	$0.26	$1.27	$0.33
Effect of securities losses (gains), net of tax	—	—	0.06	0.05	—	—
Effect of prepayment of FHLB advances, net of tax	—	—	(0.01)	—	—	—

Diluted operating earnings (loss) per share	$0.34	$(0.36)	$1.38	$0.31	$1.27	$0.33

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this Item is included in the section entitled “Interest Rate Risk Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7 of this Annual Report on Form 10-K and is incorporated here by reference.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included in Exhibit 13 to this Annual Report on Form 10-K:

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm

Our independent auditors have issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter in the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None.

Part III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be set forth below and under the headings “Proposal I—Elections of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and 2007 Annual Report to Shareholders, and is incorporated herein by reference.

Item 11	EXECUTIVE COMPENSATION

Information required by this item will be set forth under the headings “Executive Compensation,” “Additional Information Regarding Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Audit Committee Report” of the Proxy Statement, and possibly elsewhere therein. All such information in the Proxy Statement is incorporated herein by reference, except that the information contained in the Proxy Statement under the headings “Compensation Committee Report” and “Audit Committee Report” is deemed furnished with this Annual Report on Form 10-K, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

Information required by this item will be set forth under the heading “Proposal III—Ratification of Selection of the Independent Auditors” of the Proxy Statement, and possibly elsewhere therein, and is incorporated herein by reference.

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

SECURITY BANK CORPORATION
/s/ H. AVERETT WALKER
H. AVERETT WALKER
President/Director/Chief Executive Officer
Date: March 4 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities on March 4, 2008:

/s/ H. AVERETT WALKER H. AVERETT WALKER, Director	/s/ BEN G. PORTER BEN G. PORTER, Director

/s/ EDWARD M. BECKHAM, II EDWARD M. BECKHAM, II, Director	/s/ JOHN W. RAMSEY JOHN W. RAMSEY, Director

/s/ ALFORD C. BRIDGES ALFORD C. BRIDGES, Director	/s/ ROBERT M. STALNAKER ROBERT M. STALNAKER, Director

/s/ FRANK H. CHILDS, JR FRANK H. CHILDS, JR., Director	/s/ H. CULLEN TALTON, JR H. CULLEN TALTON, JR., Director

/s/ THAD G. CHILDS, JR . THAD G. CHILDS, JR., Director	/s/ JOE E. TIMBERLAKE, III JOE E. TIMBERLAKE, III, Director

/s/ BENJAMIN W. GRIFFITH, III BENJAMIN W. GRIFFITH, III, Director	LARRY C. WALKER, Director

/s/ JAMES R. MCLEMORE, JR. JAMES R. McLEMORE, JR., Principal Financial and Accounting Officer	/s/ RICHARD W. WHITE RICHARD W. WHITE, Director

/s/ RUTHIE G. MCMICHAEL RUTHIE G. McMICHAEL, Director	/S/ JAMES R. WILLIAMS JAMES R. WILLIAMS, Director

/s/ ROBERT T. MULLIS ROBERT T. MULLIS, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to registrant’s Form 10-Q (File No. 000-23261) filed with the SEC on August 8, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s Form 10-Q (File No. 000-23261) filed with the SEC on November 8, 2007).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the SEC on April 13, 1998).

*10.1	1999 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 30, 1999).

*10.2	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

*10.3	Amended and Restated Employment Agreement with H. Averett Walker dated December 18, 2007 (incorporated herein by reference as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed with the SEC on December 21, 2007).

*10.4	Amended and Restated Employment Agreement with Richard A. Collinsworth dated December 18, 2007 (incorporated herein by reference as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed with the SEC on December 21, 2007).

*10.5	Amended and Restated Employment Agreement with James R. McLemore, Jr. dated December 18, 2007 (incorporated herein by reference as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed with the SEC on December 21, 2007).

*10.6	Amended and Restated Employment Agreement with Tony E. Collins dated December 18, 2007 (incorporated herein by reference as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed with the SEC on December 21, 2007).

10.7	Asset Purchase Agreement (Fairfield Financial) (incorporated by reference as Exhibit 10.7 to registrant’s Form 10-Q/A (SEC File No. 000-23261) filed on May 22, 2006).

*10.8	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554) filed with the SEC on March 3, 2003).

*10.9	2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-116592) filed with the SEC on June 17, 2004).

*10.10	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 25, 2004).

*10.11	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 25, 2004).

*10.12	2007 Omnibus Long Term Incentive Plan (incorporated by reference as Appendix C to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 28, 2007).

10.13	First Modification to Note and Stock Pledge Agreement with the Bankers Bank dated July 20, 2007 (incorporated by reference as Exhibit 10.13 to the registrant’s Form 10-Q (SEC File No. 000-23261), filed on August 8, 2007).

Exhibit No.	Description
10.14	Renewal of the Line of Credit Agreement with Thomasville National Bank dated March 22, 2007 (incorporated by reference as Exhibit 10.14 to the registrant’s Form 10-Q (SEC File No. 000-23261), filed on August 8, 2007).

11	Statement of Computation of Earnings Per Share.

13	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2007 and 2006.

21	Schedule of Subsidiaries of Registrant.

23	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.