Form 10-Q
period 2008-03-31
SECURITY BANK CORP
filed 2008-05-09
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer     ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 5, 2008
Common Stock, $1.00 par value	23,241,350 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007
Cash and Due from Banks	$71,313	$91,644
Federal Funds Sold	21,790	6,612
Interest-Bearing Deposits With Other Banks	3,676	7,015
Investment Securities	296,836	297,156
Federal Home Loan Bank Stock	9,182	8,243
Loans Held for Sale	5,759	7,605
Loans Receivable, Net	2,131,808	2,150,615
Premises and Equipment	43,298	43,171
Other Real Estate	35,749	28,175
Goodwill	128,074	128,571
Core Deposit Intangible, net	3,879	4,125
Accrued Interest Receivable	18,607	24,254
Other Assets	48,506	35,885

Total Assets	$2,818,477	$2,833,071

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008 (Unaudited)	December 31, 2007
Deposits	$2,309,671	$2,298,705
Borrowed Money	170,066	206,326
Other Liabilities	28,864	21,347
Commitments and Contingencies
Shareholders’ Equity
Common Stock, Par Value $1 per Share; 50,000,000 Shares Authorized, 23,233,634 and 18,912,264 Shares Issued and Outstanding in 2008 and 2007, Respectively	23,234	18,912
Paid-In Capital	244,444	220,504
Retained Earnings	37,065	63,011
Restricted Stock – Unearned Compensation	(32)	(39)
Accumulated Other Comprehensive Gain, Net of Tax	5,165	4,305

Total Shareholders’ Equity	309,876	306,693

Total Liabilities and Shareholders’ Equity	$2,818,477	$2,833,071

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2008	2007
Interest Income
Loans, Including Fees	$37,027	$42,940
Investment Securities	3,269	2,394
Federal Funds Sold and Other	446	699

	40,742	46,033

Interest Expense
Deposits	23,945	21,385
Subordinated Debentures	739	788
Federal Home Loan Bank Advances	672	658
Repurchase Agreements	246	300
Federal Funds Purchased and Other	341	125

	25,943	23,256

Net Interest Income	14,799	22,777

Provision for Loan Losses	42,199	1,260

Net Interest Income (Loss) After Provision for Loan Losses	(27,400)	21,517

Noninterest Income
Service Charges on Deposits	2,287	2,098
Mortgage Origination and Related Fees	1,002	1,039
Securities Gains	2,034	2
Other	539	1,953

	5,862	5,092

Noninterest Expense
Salaries and Employee Benefits	8,736	9,551
Occupancy and Equipment	1,549	1,488
Foreclosed Property	1,600	186
Professional Fees	654	626
Marketing Expense	405	612
Amortization – Core Deposit Intangible	246	247
Other	3,717	3,178

	16,907	15,888

Income (Loss) Before Income Taxes	(38,445)	10,721
Income Tax Expense (Benefit)	(14,247)	3,935

Net Income (Loss)	$(24,198)	$6,786

Basic Earnings (Loss) Per Share	$(1.22)	$0.35

Diluted Earnings (Loss) Per Share	$(1.22)	$0.35

Cash Dividends Per Share	$0.09	$0.09

Weighted Average Common Shares Outstanding:
Basic	19,813,046	19,163,157

Diluted	19,814,589	19,456,857

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2008	2007
Net Income (Loss)	$(24,198)	$6,786
Other Comprehensive Income (Loss), Net of Income Tax
Gains (Losses) on Securities Arising During the Period	(1,181)	447
Reclassification Adjustment	1,322	1

Unrealized Gains on Securities	141	448
Unrealized Gains on Effective Cash Flow Hedge	719	—

Comprehensive Income (Loss)	$(23,338)	$7,234

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

(IN THOUSANDS)

	Shares	Common Stock	Paid-In Capital	Retained Earnings	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006	19,186	$19,186	$224,565	$63,697	$(158)	$(552)	$(330)	$306,408
Cumulative Effect of Change in Accounting Principle				(608)				(608)
Stock-Based Compensation Awards			16					16
Amortization of Unearned Compensation					17			17
Shares Issued in Acquisition	11	11	239					250
Shares Issued to Employee Stock Purchase Plan	4	4	86					90
Retirement of Treasury Shares	(20)	(20)	(310)				330	—
Change in Accumulated Other Comprehensive Income						448		448
Cash Dividends				(1,678)				(1,678)
Net Income				6,786				6,786

Balance, March 31, 2007	19,181	$19,181	$224,596	$68,197	$(141)	$(104)	$—	$311,729

Balance, December 31, 2007	18,912	$18,912	$220,504	$63,011	$(39)	$4,305	$—	$306,693
Cumulative Effect of Change in Accounting Principle				(93)				(93)
Stock-Based Compensation Awards			57					57
Amortization of Unearned Compensation					7			7
Shares Issued to Employee Stock Purchase Plan	11	11	60					71
Shares Issued in Rights Offering	4,311	4,311	23,823					28,134
Change in Accumulated Other Comprehensive Income						860		860
Cash Dividends				(1,655)				(1,655)
Net Loss				(24,198)				(24,198)

Balance, March 31, 2008	23,234	$23,234	$244,444	$37,065	$(32)	$5,165	$—	$309,876

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(24,198)	$6,786
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) from Operating Activities
Stock-Based Compensation	57	16
Depreciation, Amortization and Accretion	1,155	1,019
Provision for Loan Losses	42,199	1,260
Securities Gains	(2,034)	(2)
(Gain) Loss on Sale of Other Real Estate	245	(47)
Provision for Other Real Estate Losses	30	18
Loss on Disposal of Assets	2	—
Loss (Gain) on Sales of Loans	62	(216)
Net Change in Loans Held for Sale	1,846	537
Payable for Purchased Securities	7,998	(21,544)
Termination of Cash Flow Hedge	6,333	—
Net Change in Other Assets	(12,395)	(2,709)
Net Change in Other Liabilities	(575)	1,861

	20,725	(13,021)

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	3,339	(40,811)
Purchase of Investment Securities Available for Sale	(207,125)	(8,489)
Proceeds from Disposition of Investment Securities
Available for Sale	209,793	48,191
Held to Maturity	—	240
Federal Home Loan Bank Stock, Net	(936)	(963)
Loans to Customers, Net of Repayments	(37,352)	(116,896)
Premises and Equipment, Net	(728)	(557)
Proceeds from Sales of Other Real Estate	5,875	532
Cash Paid in Business Acquisition, Net	—	(198)

	(27,134)	(118,951)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	4,883	50,471
Noninterest-Bearing Customer Deposits	6,083	(2,311)
Dividends Paid	(1,655)	(1,678)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(37,089)	8,147
Borrowed Money, Net	829	5,200
Issuance of Common Stock	28,205	90

	1,256	59,919

Net Decrease in Cash and Cash Equivalents	(5,153)	(72,053)
Cash and Cash Equivalents, Beginning	98,256	156,903

Cash and Cash Equivalents, Ending	$93,103	$84,850

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly-owned subsidiaries, Security Bank of Bibb County located in Macon, Georgia; Security Bank of Houston County located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro located in Woodstock, Georgia; Security Bank of North Fulton located in Alpharetta, Georgia; Security Bank of Gwinnett County located in Suwanee, Georgia; and Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, which has offices throughout Georgia. All significant intercompany accounts have been eliminated in consolidation. During the quarter ended March 31, 2008, we sold CFS Wealth Management, LLC back to the original owner. The entity’s assets and results of operations were not material to the Company’s consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2007, has been derived from audited financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this Quarterly Report on Form 10-Q have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted SFAS No. 157 on January 1, 2008 and there was no impact on the Company’s beginning retained earnings balance. See Note 11, Fair Value of Financial Instruments, for related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Among its other provisions, SFAS No. 159 permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 on January 1, 2008. The Company elected to not use the fair value option on any of its eligible items; therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Issue No. 06-04), which was adopted by the Company on January 1, 2008. The Company recorded a cumulative effect of a change in accounting principle of $93,061 to retained earnings as a result of the adoption of this consensus.

In June 2007, the FASB ratified an EITF consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (Issue No. 06-11), which was adopted by the Company on January 1, 2008. The Company does not currently pay dividends on nonvested share-based payment awards; therefore this new guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141 (R) retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer is identified for each business combination. The scope of SFAS No. 141 (R) is broader than SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting- the acquisition method-to all transactions and other events in which one entity obtains control over one or more other businesses, the FASB believes that SFAS No. 141 (R) will improve the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management will evaluate the impact, if any, upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement changes the way the consolidated income statement is presented; it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Presently, the Company has no subsidiaries that would be accounted for under SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an Amendment of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management will evaluate the impact upon adoption.

A variety of other proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Segment Reporting

Reportable segments are business units, which offer different products and services and require different management and marketing strategies. Management of the Company considers that all banking operations are essentially similar within each of its subsidiaries and that there are no reportable operating segments. However, fee income from mortgage loans originated and sold to investors included in consolidated noninterest income for the three-month periods ended March 31, 2008 and 2007 was approximately $1.0 million. Such income may fluctuate significantly with changes in mortgage rates and overall demand for borrowing.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Investment Securities

Investment securities as of March 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in Thousands)
Securities Available for Sale
Mortgage Backed and Collateralized Mortgage Obligations	$289,598	$2,455	$(442)	$291,611
State, County and Municipal	2,416	7	(151)	2,272
Other Securities	1,953	—	—	1,953

	$293,967	$2,462	$(593)	$295,836

Securities Held to Maturity
U.S. Government Agencies	$1,000	$—	$—	$1,000

Investment securities as of December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in Thousands)
Securities Available for Sale
Mortgage Backed and Collateralized Mortgage Obligations	$212,800	$1,842	$(492)	$214,150
U.S. Government Agencies	59,538	436	(28)	59,946
State, County and Municipal	20,210	238	(211)	20,237
Other Securities	1,958	—	(135)	1,823

	$294,506	$2,516	$(866)	$296,156

Securities Held to Maturity
U.S. Government Agencies	$1,000	$—	$(1)	$999

Unrealized holding gains, net of tax, on securities available for sale of $1.2 million and $1.1 million have been credited to shareholders’ equity as of March 31, 2008 and December 31, 2007, respectively.

(3) Loans Receivable, Net

Loans receivable are comprised of the following:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Construction and Land Development	$1,109,842	$1,165,719
Real Estate-Other	841,794	794,211
Commercial and Industrial	168,225	161,910
Consumer	61,878	61,757
Agricultural	2,088	1,225

	2,183,827	2,184,822
Allowance for Loan Losses	(49,749)	(31,698)
Unearned Interest and Fees	(2,270)	(2,509)

	$2,131,808	$2,150,615

(4) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all loans for the periods indicated:

	March 31, 2008	March 31, 2007
	(Dollars in Thousands)
Balance beginning of period	$31,698	$22,336
Charge-Offs	(24,443)	(547)
Recoveries	295	287
Provision for Loan Losses	42,199	1,260

Balance end of period	$49,749	$23,336

(5) Deposits

Components of deposits are as follows:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Brokered	$640,584	$673,028
Other Time	606,793	540,483
Interest-Bearing Demand	493,883	543,420
Time, $100,000 and Over	387,782	368,276
Demand	164,842	158,759
Savings	15,787	14,739

	$2,309,671	$2,298,705

(6) Borrowed Money

Borrowed money is comprised of the following:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$87,000	$77,171
Subordinated Debentures (trust preferred securities)	41,238	41,238
Federal Funds Purchased	2,547	33,477
Securities Sold Under Agreement to Repurchase	28,781	34,940
Advances Under Revolving Lines of Credit	10,500	19,500

Total Borrowed Money	$170,066	$206,326

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. The interest income received from the Company’s trusts totaled $22,407 and $23,534 for the three-month periods ended March 31, 2008 and 2007, respectively. The interest expense paid to the trusts totaled $739,461 and $788,395 for the three-month periods ended March 31, 2008 and 2007, respectively.

(7) Share-Based Compensation Plans

A summary of option transactions for the three months ended March 31, 2008 follows:

	Shares Under Incentive Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2007	1,807,839	$18.10
Granted	—	—
Forfeited	22,500	20.96
Exercised	—	—

Outstanding, March 31, 2008	1,785,339	$18.06	$30,450	7.73

Eligible to be Exercised, March 31, 2008	509,788	$14.17	$30,450	5.27

(8) Earnings (Loss) Per Share

The following presents earnings (loss) per share for the three months ended March 31:

	2008	2007
Basic Earnings (Loss) Per Share
Net Income (Loss) Per Common Share	$(1.22)	$0.35
Weighted Average Common Shares	19,813,046	19,163,157

Diluted Earnings Per Share
Net Income (Loss) Per Common and Common Equivalent Share	$(1.22)	$0.35
Weighted Average Common Shares and Common Stock Equivalents	19,814,589	19,456,857

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for the Company’s stock of $7.4202 and $21.1666 for the three-month periods ended March 31, 2008 and 2007, respectively. The Company’s stock is quoted on the Nasdaq Global Select Market under the symbol SBKC.

(9) Regulatory Capital Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2008, the Company and the Banks meet all capital adequacy requirements to which they are subject and the Banks are classified as “well-capitalized” under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Company’s actual ratios as of March 31, 2008 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Capital Adequacy	4.00%	8.00%	4.00%
Well-Capitalized	6.00%	10.00%	5.00%

Security Bank Corporation (Consolidated)	9.21%	10.47%	7.92%
Security Bank of Bibb County	8.99%	10.25%	8.03%
Security Bank of Houston County	8.85%	10.11%	7.04%
Security Bank of Jones County	8.85%	10.10%	6.62%
Security Bank of North Metro	9.33%	10.59%	8.49%
Security Bank of North Fulton	9.96%	11.21%	9.32%
Security Bank of Gwinnett County	8.80%	10.08%	7.65%

At the request of the Federal Reserve Bank of Atlanta, our Board of Directors passed a resolution stating that we will not declare or pay any dividends to our shareholders without the prior written approval of the Federal Reserve Bank of Atlanta.

(10) Derivative Financial Instruments

On June 29, 2007 the Company executed an interest rate swap. The Company’s objective in using the derivative was to add stability to interest income and to manage our exposure to adverse changes in interest rates. The interest rate swap agreement, with a maturity date of July 1, 2010, effectively converts the variable interest receipts on $100.0 million of prime-based loans to a fixed rate of 8.145% plus any credit spread, if applicable, over the life of the agreement. At December 31, 2007, the interest rate swap had an aggregate notional amount of $100.0 million.

During the three-month period ended March 31, 2008, we received $6.3 million pursuant to the termination of the interest rate swap. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income (Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged.

(11) Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1 Inputs - Quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date;

•

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 Inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The majority of the Company’s securities are classified as Level 2 inputs.

Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 Inputs based on internally customized discounting criteria.

Loans Held for Sale — These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 Inputs.

Other Real Estate — These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and are considered Level 2 or Level 3 Inputs.

(12) Subsequent Events

On April 28, 2008, Company entered into a Subordinated Note and Securities Purchase Agreement by and among the Company, its wholly-owned subsidiary, Security Interim Holdings Corporation (SBKC Interim), and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which the Company sold, through SBKC Interim, $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after the first five years, at a premium, and mature in 2018. The subordinated debt has been structured to count as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, the Company issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company‘s common stock at an exercise price of $6.58 per share, subject to certain adjustments (the voting warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (SARs) that will entitle the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s Common Stock price above the exercise price of $6.58 per share, subject to certain adjustments. Following shareholder approval of (1) an amendment to the Amended and Restated Articles of Incorporation authorizing non-voting common stock and (2) the exchange of the SARs on a one-for-one basis for non-voting warrants, which are exercisable for non-voting common stock. Following shareholder approval and the subsequent Exchange, the non-voting warrants may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of non-voting common stock. In addition, the non-voting common stock is convertible into shares of common stock under certain limited circumstances. We have used the proceeds from the Notes to pay off and terminate the holding company lines of credit. We will use the remainder of the proceeds for general corporate purposes which will include infusing additional capital in our Banks so that they will maintain “well-capitalized” levels of regulatory capital.

The Purchasers have been granted certain registration rights with respect to any common stock of the Company issued or issuable to the Purchasers in respect of their holdings of voting warrants, non-voting warrants or non-voting common stock, which is set forth in a Registration Agreement between the Company and the Purchasers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of the Company and its subsidiaries’ financial condition and results of operations as of and for the three-month periods ended March 31, 2008 and 2007. The historical financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and other similar words and expressions of future intent.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Quarterly Report on Form 10-Q include, but are not limited to:

•

the effects of future economic and business conditions, including, without limitation, the recent and dramatic deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring increases in our provision for credit losses, or a reduced demand for credit, which would reduce earning assets;

•

possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	demand for new housing in our market areas;

•	our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

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

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to unexpected changes; and

•	other factors and information contained in this Quarterly Report on Form 10-Q and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

The cautionary statements in this Quarterly Report on Form 10-Q also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Readers should carefully review all disclosures we file from time to time with the SEC.

Unless indicated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County (collectively, the Banks).

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956 and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Fairfield Financial Services, Inc., an interim real estate and development lender and traditional mortgage originator, which functions as an operating subsidiary of Security Bank of Bibb County. The Banks are also subject to various federal and state banking laws and regulations. During the quarter ended March 31, 2008, we sold CFS Wealth Management, LLC back to the original owner. The entity’s assets and results of operations were not material to the Company’s consolidated financial statements.

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

As of March 31, 2008, we had 501 employees on a full-time equivalent basis.

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

During the first quarter of 2008, we implemented a capital plan to enhance and strengthen the levels of capital and liquidity at the holding company such that we could maintain the resources needed to maintain “well-capitalized” levels of regulatory capital at the Banks. We believed such a plan was necessary in light of the continuing substantial deterioration of the residential real estate markets nationally and in our local markets. This continued deterioration has resulted in increasingly higher levels of nonperforming assets, higher provisions for loan losses and associated expenses.

Our capital plan included 3 steps as described below:

Rights Offering

On February 11, 2008 we distributed non-transferable rights to subscribe for and purchase up to 5,319,148 shares of our common stock to our common shareholders. In the offering, each common stockholder received a right to purchase 0.28121 shares of common stock, at a subscription price of $6.58 per share, for each share owned on the Record Date. Shareholders who exercised their basic subscription right were also able to exercise an oversubscription right. In conjunction with the rights offering, we entered into a standby purchase agreement with two shareholders, pursuant to which these shareholders agreed to backstop the rights offering by agreeing to purchase up to $18 million of common stock in the offering. This aggregate amount included all of the shares purchasable by these two individuals in connection with their basic subscription privileges along with their standby commitment. The offering closed on March 10, 2008 and we raised approximately $28.1 million in the rights offering.

Subordinated Notes

On April 28, 2008, we entered into a Subordinated Note and Securities Purchase Agreement by and among the Company, our wholly owned subsidiary, Security Interim Holdings Corporation (SBKC Interim), and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which we sold $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after the first five years and mature in 2018. The subordinated debt has been structured to count as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, we issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company‘s common stock at an exercise price of $6.58 per share, subject to certain adjustments (the Voting Warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (SARs) that will entitle the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s Common Stock price above the exercise price of $6.58 per share, subject to certain adjustments. Following shareholder approval of: (1) an amendment to the Amended and Restated Articles of Incorporation authorizing non-voting common stock and (2) the exchange of the SARs on a one-for-one basis for non-voting warrants, which are exercisable for non-voting common stock. Following shareholder approval and the subsequent Exchange, the non-voting warrants may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of non-voting common stock. In addition, the non-voting common stock is convertible into shares of common stock under certain limited circumstances. We have used the proceeds from the Notes to pay off and terminate the holding company lines of credit. We will use the remainder of the proceeds for general corporate purposes which will include infusing additional capital in our Banks so that they will maintain

“well-capitalized” levels of regulatory capital.

Other Steps

During the first quarter we also completed cost saving steps aimed at achieving a targeted reduction of noninterest expenses of $3.0 million for 2008. Finally, we intend to reduce our quarterly cash dividend to $0.04375 per share, effective with the second quarter dividend. This reduction in the dividend will result in an increase of $3.0 million in shareholders’ equity on an annualized basis.

Financial Condition

At March 31, 2008, our total assets were $2.82 billion compared to $2.83 billion at December 31, 2007. The decrease in total assets compared to December 31, 2007 is primarily due to decreases in loans receivable, accrued interest receivable and cash and due from banks, offset by increases in federal funds sold, other real estate and other assets.

Assets

The composition of our assets is as follows:

(In Thousands)	March 31, 2008	December 31, 2007	$ Change	% Change
Cash and Due From Banks	$71,313	$91,644	$(20,331)	-22.2%
Federal Funds Sold	21,790	6,612	15,178	229.6%
Interest-Bearing Deposits With Other Banks	3,676	7,015	(3,339)	-47.6%
Investment Securities	296,836	297,156	(320)	-0.1%
Federal Home Loan Bank Stock	9,182	8,243	939	11.4%
Loans Held For Sale	5,759	7,605	(1,846)	-24.3%
Loans Receivable, Net	2,131,808	2,150,615	(18,807)	-0.9%
Premises and Equipment	43,298	43,171	127	0.3%
Other Real Estate	35,749	28,175	7,574	26.9%
Goodwill	128,074	128,571	(497)	-0.4%
Core Deposit Intangible, net	3,879	4,125	(246)	-6.0%
Accrued Interest Receivable	18,607	24,254	(5,647)	-23.3%
Other Assets	48,506	35,885	12,621	35.2%

	$2,818,477	$2,833,071	$(14,594)	0.5%

Cash and Cash Equivalents

See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the three months ended March 31, 2008 and 2007.

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

During the three-month period ended March 31, 2008, in an effort to maintain “well-capitalized” capital status at the Banks, the Company sold U.S. Government Agency securities and reinvested the proceeds into securities with lower risk-weightings. However, compared to December 31, 2007, investment securities remained relatively consistent, as the balance decreased $0.3 million or 0.1%. At March 31, 2008 and December 31, 2007, the securities portfolio accounted for approximately 10.5% of total assets.

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. Substantially all of our mortgage-backed and collateralized mortgage obligation bonds are Government National Mortgage Association (GNMA) issued and we do not have any bonds secured by subprime mortgages. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slowdown and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Loans Receivable, Net

Loans receivable, net decreased approximately $18.8 million from December 31, 2007. Due to the fact that adverse market conditions have restrained the pace of new real estate project financing in the metropolitan Atlanta market, we have significantly slowed the growth of our loan portfolios in this market when compared with previous quarters. Furthermore, the

Company’s commitment to reduce the level of nonperforming assets in its loan portfolio has also contributed to the lack of loan growth during the quarter.

Risk Elements and Allowance for Loan Losses (ALL)

Nonperforming assets consist of nonaccrual loans, loans 90 days past due and accruing and other real estate, which is real estate acquired through foreclosure and repossession. As a result of continued deteriorating conditions primarily in the residential real estate market in the metropolitan Atlanta market, nonperforming assets increased significantly to $222.3 million or 7.9% of total assets at March 31, 2008, compared to $79.1 million or 2.8% of total assets at December 31, 2007.

The following table presents our nonperforming assets as of the dates indicated:

(In Thousands)	March 31, 2008	December 31, 2007
Nonaccrual Loans	$186,520	$50,635
Loans 90 Days Past Due and Accruing	68	242
Other Real Estate	35,749	28,175

Total Nonperforming Assets	$222,337	$79,052

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in late summer of 2007 and has continued through the first quarter of 2008. A significant portion of the loan portfolios of our metropolitan Atlanta banks and Fairfield Financial is concentrated in loans to residential builders and developers. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue. During the first quarter of 2008, several of our customers who had previously been able to service their loans could not continue to do so and this resulted in the significant increase in nonaccrual loans. As a result, we believe that our net charge-offs for 2008 will be at least double the 2007 amount and possibly more and that the adverse impact on our net interest margin from the nonperforming assets will also continue through 2008.

Nonaccrual loans increased by $135.9 million or 268% during the three-month period ended March 31, 2008. There was significant movement within these loans during the quarter as $24.1 million of nonaccrual loans were charged-off, $13.6 million went into foreclosure and $173.6 million of loans went on nonaccrual status. The ten largest nonaccrual loans comprise $113.7 million or 61% of the total and all are collateralized by residential real estate.

Other real estate owned increased by $7.6 million to $35.7 million during the three months ended March 31, 2008. During the first quarter of 2008, we foreclosed on $13.4 million of real estate and sold $5.8 million of real estate. The total balance of $35.7 million at March 31, 2008, is distributed as follows; residential development (42%), homes (33%), raw land (19%) and commercial (6%). The ten largest properties account for $17.5 million or 49% of the total balance.

Our management regularly assesses the adequacy of the allowance for loan losses (ALL) quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two components: (1) a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and (2) a general amount based upon historical losses that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

We establish the general amount by taking the remaining loan portfolio (excluding those loans discussed above) with allocations based on historical losses in the total loan portfolio. The calculation of the general amount is then subjected to stress factors that are particularly subjective. The amount due to stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of: (1) economic factors including such matters as changes in the local or national economy; (2) the depth or experience in the lending staff; (3) any concentrations of credit (such as commercial real estate) in any particular industry group; (4) new banking laws or regulations; (5) the credit grade of the loans in our unsecured consumer loan portfolio; and (6) additional risk resulting from the level of speculative real estate loans in the portfolio. After we assess applicable factors, we evaluate the remaining amount based on management’s experience.

Finally, we compare the level of the ALL with historical trends and peer information as a reasonableness test. Management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALL in its entirety.

In assessing the adequacy of the ALL, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. The Credit Quality Committee, which is a committee comprised of members of the Boards of Directors of the Company and its subsidiaries, regularly reviews the ALL process and results.

Other Assets

Other Assets increased largely as a result of the increase in the Company’s income tax benefit of approximately $14.3 million; resulting from the net loss incurred during the first quarter.

Liabilities

The composition of liabilities is as follows:

(In Thousands)	March 31, 2008	December 31, 2007	$ Change	% Change
Deposits	$2,309,671	$2,298,705	$10,966	0.48%
Borrowed Money	170,066	206,326	(36,260)	-17.57%
Other Liabilities	28,864	21,347	7,517	35.21%

	$2,508,601	$2,526,378	$(17,777)	-0.70%

Deposits

The increase in total deposits of approximately $11.0 million is due primarily to the net effect of decreases in brokered certificates of deposit and increases in wholesale certificates of deposit. Beginning in the fourth quarter of 2007, the interest rate on wholesale certificates of deposit decreased. Therefore, as our brokered deposits of deposit matured, we increased our use of wholesale certificates of deposit, which decreased our interest expense. Further discussion of our use of brokered and wholesale certificates of deposit is included in the Liquidity section of this discussion.

Borrowed Money

The decrease in borrowed money is primarily related to a $37.1 million decrease in federal funds purchased and securities sold under agreement to repurchase. The Company utilizes these sources as necessary to meet funding needs. At the request of the Federal Reserve Bank of Atlanta, our Board of Directors approved a resolution stating that we will not incur additional debt at the holding company without the prior written approval of the Federal Reserve Bank of Atlanta.

Other Liabilities

The increase in other liabilities is related to a payable of approximately $8 million for the purchase of an investment security during the quarter. The transaction had not settled as of March 31, 2008.

Equity

In March 2008, the Company completed a rights offering of common stock to its shareholders. We issued 4,311,359 shares and generated net proceeds of approximately $28.1 million. The Company utilized the proceeds to maintain the Banks’ “well-capitalized” regulatory status and for general corporate purposes to reduce borrowings under its lines of credit by $9.0 million.

At March 31, 2008, total equity was $309.9 million or 11.0% of total assets compared to $306.7 million or 10.8% of total assets as of December 31, 2007. The increase in equity is due primarily to the $28.1 million of common stock issued in connection with the rights offering, offset by the net loss incurred during the period and dividends paid.

At the request of the Federal Reserve Bank of Atlanta, our Board of Directors passed a resolution stating that we will not declare or pay any dividends to our shareholders without the prior written approval of the Federal Reserve Bank of Atlanta.

The Company entered into a Subordinated Note and Securities Purchase Agreement, dated April 28, 2008, by and among the Company, its wholly owned subsidiary, Security Interim Holdings Corporation (SBKC Interim), and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which the Company sold, through SBKC Interim, $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after the first five years, at a premium, and mature in 2018. The subordinated debt has been structured to fully count as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, the Company issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company‘s common stock at an exercise price of $6.58 per share, subject to certain adjustments (the voting warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (“SARs”) that will entitle the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s Common Stock price above the exercise price of $6.58 per share, subject to certain adjustments. Following shareholder approval of (1) an amendment to the Amended and Restated Articles of Incorporation authorizing non-voting common stock and (2) the Exchange, the SARs will be exchanged on a one-for-one basis for non-voting warrants, which are exercisable for non-voting common stock. Following shareholder approval and the subsequent Exchange, the non-voting warrants may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of non-voting common stock. In addition, the non-voting common stock is convertible into shares of common stock under certain limited circumstances.

The Purchasers have been granted certain registration rights with respect to any common stock of the Company issued or issuable to the Purchasers in respect of their holdings of voting warrants, non-voting warrants or non-voting common stock, which is set forth in a Registration Agreement between the Company and the Purchasers.

Results of Operations

Net Income (Loss)

Net income (loss) for the three-month periods ended March 31, 2008 and 2007 was ($24.2) million or ($1.22) diluted loss per share compared to $6.8 million or $0.35 diluted earnings per share, respectively. The decrease in net income for the three-month period ended March 31, 2008 is primarily attributable to a significant increase of $40.9 million in the provision for loan losses related to the substantial increase in our nonperforming assets since December 31, 2007. We expect this challenging environment for community banks to continue throughout 2008.

Net Interest Income

The net interest margin of the Company was 2.33% for the three-month period ended March 31, 2008 compared to 4.22% for the same three-month period of the preceding year. Total interest income decreased to $40.8 million for the three-month period ended March 31, 2008, from $46.0 million during the comparable prior year period. The decrease in total interest income is due primarily to a $5.9 million decrease in interest generated from loans receivable, which resulted from a 216 basis point decline in the yield on these assets. The decline in the yield on loans receivable is the result of rate decreases during 2007 and the addition of nonperforming assets and reversal of interest on nonaccrual loans, which reduced the yield by 43 and 48 basis points, respectively. Total interest expense increased $2.7 million to $25.9 million as a result of the increased volume of time deposits. The total cost of interest-bearing liabilities decreased by 37 basis points, primarily as a result of a 27 basis point decrease in the cost of time deposits.

The following table represents the effective yields and costs of funds for the three-month periods ended March 31:

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,194,092	$36,935	6.75%	$1,950,864	$42,867	8.91%
Loans Held for Sale	5,896	92	6.26	4,557	73	6.50
Investment Securities-Taxable	288,514	3,176	4.42	173,774	2,187	5.10
Investment Securities- Tax-Exempt, Tax Equivalent Basis	7,881	143	7.28	20,474	318	6.30
Interest-Bearing Deposits With Other Banks	4,042	35	3.47	3,340	46	5.59
Federal Funds Sold	49,966	389	3.12	47,714	629	5.35
Other Interest-Earning Assets	1,238	22	7.13	1,238	24	7.86

Total Interest-Earning Assets	2,551,629	40,792	6.41	2,201,961	46,144	8.50

Noninterest-Earning Assets	266,993			239,365

Total Assets	$2,818,622			$2,441,326

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$508,552	$3,575	2.82%	$522,329	$4,598	3.57
Time Deposits	1,637,728	20,370	4.99	1,295,273	16,787	5.26

Total Interest-Bearing Deposits	2,146,280	23,945	4.47	1,817,602	21,385	4.77

Borrowings
FHLB Advances	71,312	672	3.78	50,198	660	5.33
Subordinated Debentures	41,238	739	7.19	41,238	788	7.75
Advances Under Lines of Credit	17,829	239	5.38	—	—	—
Federal Funds Purchased and Securities Under Agreement to Repurchase	44,745	348	3.12	34,158	423	5.02

Total Borrowings	175,124	1,998	4.58	125,594	1,871	6.04

Total Interest-Bearing Liabilities	2,321,404	25,943	4.48	1,943,196	23,256	4.85

Noninterest-Bearing Liabilities	183,583			189,439
Shareholders’ Equity	313,635			308,691

Total Liabilities and Shareholders’ Equity	$2,818,622			$2,441,326

Interest Rate Spread			1.93%			3.65%

Net Interest Income		$14,849			$22,888

Net Interest Margin			2.33%			4.22%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From March 31, 2007 to March 31, 2008
	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans Receivable	$5,404	$(11,336)	$(5,932)
Loans Held For Sale	22	(3)	19
Investment Securities - Taxable	1,460	(471)	989
Investment Securities - Tax-Exempt	(198)	23	(175)
Interest-Bearing Deposits With Other Banks	10	(21)	(11)
Federal Funds Sold and Other	30	(272)	(242)

Total Interest Income	6,728	(12,080)	(5,352)

Interest Expense
Interest-Bearing Demand and Savings Deposits	(123)	(901)	(1,024)
Time Deposits	4,488	(905)	3,583
Borrowings
Federal Funds Purchased and Securities Under Agreement to Repurchase	133	(208)	(75)
Subordinated Debentures	—	(48)	(48)
Advances Under Lines of Credit	—	239	239
FHLB Advances	281	(269)	12

Total Interest Expense	4,779	(2,092)	2,687

Net Interest Income	$1,949	$(9,988)	$(8,039)

Provision for Loan Losses

We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate by management. The amount of this provision is based upon an assessment of prior loss experience, the volume and type of lending presently being conducted by the Company, industry standards, past due loans, economic conditions of the Company’s market area and other factors related to the collectibility of the loans in our loan portfolio.

The following table presents our loan loss experience on all loans for the three-month periods ended March 31:

	2008	2007
Balance, beginning of period	$31,698	$22,336
Charge-Offs
Construction and Land Development	(23,586)	—
Commercial, Financial and Agricultural	(331)	(198)
Real Estate –Other	(247)	(123)
Consumer	(279)	(226)

	(24,443)	(547)

Recoveries
Construction and Land Development	3	—
Commercial, Financial and Agricultural	68	69
Real Estate – Other	50	11
Consumer	174	207

	295	287

Net Charge-Offs	(24,148)	(260)

Provision for Loan Losses	42,199	1,260

Balance, end of period	$49,749	$23,336

As a result of the dramatic changes in our real estate markets since last year, we incurred net charge-offs of $24.1 million and $0.3 million during the three-month periods ended March 31, 2008 and 2007, respectively. The allowance for loan losses on March 31, 2008 was 2.28% of loans receivable compared to 1.45% at December 31, 2007. The increase in charge-offs in 2008 resulted from the substantial increase in our level of nonperforming assets.

Although management utilizes its best judgment in providing for inherent losses in our loan portfolio, there can be no assurance that we will not have to increase its provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect our results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

The composition of noninterest income for the first quarters of 2008 and 2007 are as follows:

(In Thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Service Charges on Deposits	$2,287	$2,098	$189	9.0%
Mortgage Origination and Related Fees	1,002	1,039	(37)	-3.6%
Securities Gains	2,034	2	2,032	100.0%
Other	539	1,953	(1,414)	-72.4%

	$5,862	$5,092	$770	15.1%

The increase of $0.8 million and 15.1% in noninterest income is due primarily to the following:

•

An increase in the level of investment securities sold during the quarter, resulting in $2.0 million gain on sale. In an effort to maintain “well-capitalized” capital status at the Banks, we sold U.S. Government Agency securities and reinvested the proceeds into lower risk-weighted securities.

•	Loss on the termination of our relationship with CFS Wealth Management, LLC of $0.5 million.

•

Decrease of $0.7 million in commission fees on interim construction loans originated by Fairfield Financial. Due to the downturn in the real estate market and high level of nonperforming assets which require the attention of loan officers, loan originations have declined when compared to the prior year period.

The composition of noninterest expense for the first quarters of 2008 and 2007 are as follows:

(In Thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Salaries and Employee Benefits	$8,736	$9,551	$(815)	-8.5%
Occupancy and Equipment	1,549	1,488	61	4.1%
Foreclosed Property	1,600	186	1,414	760.2%
Professional Fees	654	626	28	4.5%
Marketing	405	612	(207)	-33.8%
Amortization-Core Deposit Intangible	246	247	(1)	-0.4%
Other	3,717	3,178	539	17.0%

	$16,907	$15,888	$1,019	6.4%

The increase of $1.0 million and 6.4% in noninterest expense is due primarily to the following:

•

Decrease in salaries, benefits and related payroll taxes of $0.8 million due to a reduction in the accrual for bonus plan payments of $0.5 million related to the anticipated decline in financial performance in 2008.

•

An increase of $1.4 million in foreclosed property expense as a result of the increase in nonperforming assets from the first quarter 2007 levels to first quarter 2008 levels (see “Risk Elements” section herein).

•	Increase of $0.2 million for amortization of low income housing tax credits that were purchased during the third quarter of 2007.

•	Increase of $0.3 million in Deposit Insurance Assessments levied by the FDIC.

Income Taxes

Income tax (benefit) expense totaled ($14.2 million) and $3.9 million for the three-month periods ended March 31, 2008 and 2007, respectively. The effective tax rates for the 2008 and 2007 quarters were approximately 37.1% and 36.7%, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Income tax expense for the three months ended March 31, 2007 includes approximately $33,000 related to the adoption of FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 10.47% at March 31, 2008. Our Tier 1 risk-based capital ratio was 9.21% at March 31, 2008.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 7.92% at March 31, 2008.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established minimum capital requirements for all depository institutions and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be “well-capitalized,” it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. At March 31, 2008, each of the Banks met the capital requirements to be “well-capitalized.”

Liquidity

Primarily through the actions of our Banks, we manage our liquidity to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage-backed securities, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area, including an Internet-based national certificate of deposit service. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and wholesale certificates of deposit and as a result, the Company alternates between these funding sources depending on the relative costs.

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

The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2008, we held $295.8 million in bonds at current market value in our Available for Sale portfolio. We purchase only marketable investment grade bonds. Although $98.7 million or 33% of our bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At March 31, 2008 and December 31, 2007, our Banks had $1.02 billion and $1.04 billion, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 48% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. The Company compares relative interest costs to attract local core relationships to the cost associated with market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Local market deposit sources have not been sufficient to fund our loan growth in previous years. As a result, our Banks supplemented deposit sources with brokered deposits and wholesale certificates of deposit. As of March 31, 2008 and December 31, 2007, the Banks reported $892.0 million, or 39% of total deposits and $854.4 million, or 40% of total deposits in brokered and wholesale certificates of deposit.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our Banks in the FHLB program. Our Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks. At March 31, 2008, these lines were unsecured and amounts available totaled $107.7 million. Subsequent to March 31, 2008, the Company established secured borrowing lines and now has availability under secured and unsecured lines of $141.7 million and $107.7 million, respectively.

We used a portion of the net proceeds of the $40 million of subordinated notes issued in April 2008 to pay off two existing holding company secured lines of credit in the amount of $10.5 million. See Overview section of this analysis for further discussion of the issuance of the subordinated notes. Upon payoff of these lines, the lines were terminated. After payoff of the lines, the holding company had approximately $31.2 million in cash available for general corporate purposes, including payments of dividends to shareholders and capital injections to keep our subsidiary Banks well-capitalized.

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

Using the outlook for market interest rates at March 31, 2008, continued significant additions to our nonaccrual loans and actual pricing experience immediately preceding the projection, our simulation model projects changes in the net interest margin to be as follows:

Scenario	Net Interest Margin Change
+300 Basis Point Ramp	+56	basis points
+200 Basis Point Ramp	+39	basis points
+100 Basis Point Ramp	+23	basis points
Base Case	—	basis points
-100 Basis Point Ramp	(9)	basis points
-200 Basis Point Ramp	(23)	basis points
-300 Basis Point Ramp	(39)	basis points

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2008 and December 31, 2007 approximated $385.2 million and $430.8 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We had commitments under financial and performance standby letters of credit of $15.4 million as of March 31, 2008 and $14.9 million as of December 31, 2007.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (“ALL”), goodwill and stock-based compensation have been critical to the determination of our financial position and results of operations. See Provision for Loan Losses section included herein and Critical Accounting Policies section included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk is included in Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Interest Rate Risk Management.”

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

In addition to other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2007 contain valuable information concerning factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference:

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-Q (File No. 000-23261) filed on August 8, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-Q (File No. 000-23261), filed on November 8, 2007).

4.1	See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed on April 13, 1998).

10.1	Subordinated Note and Purchase Agreement with Financial Stocks Capital Partners IV, L.P. and Financial Stocks Capital Partners V, L.P. dated April 28, 2008 (incorporated by reference as Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.2	Form of Note dated April 28, 2008 (incorporated by reference as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.3	Form of Voting Warrant dated April 28, 2008 (incorporated by reference as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.4	Form of Stock Appreciation Right dated April 28, 2008 (incorporated by reference as Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.5	Form of Non-Voting Warrant dated April 28, 2008 (incorporated by reference as Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.6	Registration Agreement dated April 28, 2008 (incorporated by reference as Exhibit 10.6 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2008

/s/ James R. McLemore
James R. McLemore
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 9, 2008