Form 10-Q
period 2008-06-30
SECURITY BANK CORP
filed 2008-08-08
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 5, 2008
Nonvoting Common Stock, $1.00 par value	— shares
Common Stock, $1.00 par value	23,251,836 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007
Cash and Due from Banks	$117,970	$91,644
Federal Funds Sold	91,329	6,612
Interest-Bearing Deposits With Other Banks	3,336	7,015
Investment Securities	333,054	297,156
Federal Home Loan Bank Stock	9,940	8,243
Loans Held for Sale	6,192	7,605
Loans Receivable, Net	2,093,810	2,150,615
Premises and Equipment	43,232	43,171
Other Real Estate	62,814	28,175
Goodwill	18,373	128,571
Core Deposit Intangible, net	3,647	4,125
Accrued Interest Receivable	16,141	24,254
Other Assets	77,545	35,885

Total Assets	$2,877,383	$2,833,071

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2008 (Unaudited)	December 31, 2007
Deposits	$2,455,626	$2,298,705
Borrowed Money	216,424	206,326
Other Liabilities	22,048	21,347

Total Liabilities	2,694,098	2,526,378

Commitments and Contingencies
Shareholders’ Equity
Nonvoting Common Stock, Par Value $1 per Share; 10,000,000 Shares Authorized, Zero Shares Issued and Outstanding in 2008 and 2007, Respectively	—	—
Common Stock, Par Value $1 per Share; 50,000,000 Shares Authorized, 23,248,585 and 18,912,264 Shares Issued and Outstanding in 2008 and 2007, Respectively	23,249	18,912
Paid-In Capital	252,015	220,504
Retained Earnings (Deficit)	(85,397)	63,011
Restricted Stock – Unearned Compensation	(59)	(39)
Accumulated Other Comprehensive (Loss) Gain, Net of Tax	(6,523)	4,305

Total Shareholders’ Equity	183,285	306,693

Total Liabilities and Shareholders’ Equity	$2,877,383	$2,833,071

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Loans, Including Fees	$33,276	$45,297	$70,303	$88,237
Investment Securities	3,894	2,426	7,163	4,820
Federal Funds Sold and Other	519	452	965	1,151

	37,689	48,175	78,431	94,208

Interest Expense
Deposits	21,532	22,760	45,477	44,145
Subordinated Debentures	657	793	1,396	1,581
Federal Home Loan Bank Advances	677	685	1,349	1,343
Federal Funds Purchased and Repurchase Agreements	200	554	548	976
Notes Payable and Other	847	—	1,086	3

	23,913	24,792	49,856	48,048

Net Interest Income	13,776	23,383	28,575	46,160

Provision for Loan Losses	30,383	2,000	72,582	3,260

Net Interest Income (Loss) After Provision for Loan Losses	(16,607)	21,383	(44,007)	42,900

Noninterest Income
Service Charges on Deposits	2,253	2,376	4,540	4,474
Mortgage Origination and Related Fees	799	1,271	1,801	2,310
Securities Gains	1	—	2,035	2
Other	2,037	1,103	2,576	3,056

	5,090	4,750	10,952	9,842

Noninterest Expense
Salaries and Employee Benefits	8,080	9,094	16,816	18,645
Occupancy and Equipment	1,501	1,547	3,050	3,035
Foreclosed Property Expenses	2,836	710	4,436	896
Professional Fees	769	680	1,423	1,306
Marketing Expense	437	748	842	1,360
Amortization-Core Deposit Intangible	232	246	478	493
Goodwill Impairment	109,701	—	109,701	—
Other	3,698	3,519	7,415	6,697

	127,254	16,544	144,161	32,432

Income (Loss) Before Income Taxes	(138,771)	9,589	(177,216)	20,310
Income Tax Expense (Benefit)	(17,326)	3,489	(31,573)	7,424

Net Income (Loss)	$(121,445)	$6,100	$(145,643)	$12,886

Basic Earnings (Loss) Per Share	$(5.23)	$0.32	$(6.77)	$0.67

Diluted Earnings (Loss) Per Share	$(5.23)	$0.31	$(6.77)	$0.66

Cash Dividends Per Share	$0.04	$0.09	$0.13	$0.18

Weighted Average Common Shares Outstanding:
Basic	23,235,668	19,189,631	21,524,357	19,176,467

Diluted	23,235,668	19,463,979	21,524,357	19,463,427

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$(121,445)	$6,100	$(145,643)	$12,886

Other Comprehensive Income (Loss), Net of Income Tax
Unrealized Losses on Securities Arising During the Period	(11,249)	(1,894)	(12,430)	(1,447)
Reclassification Adjustment	1	—	1,323	1

Unrealized Losses on Securities	(11,248)	(1,894)	(11,107)	(1,446)
Change in Fair Value of Derivatives Used for Cash Flow Hedges	—	(17)	864	(17)
Amortization of Unrealized Gain on Termination of Cash Flow Hedge	(440)	—	(585)	—

Comprehensive Income (Loss)	$(133,133)	$4,189	$(156,471)	$11,423

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (IN THOUSANDS)

	Nonvoting Common Stock	Common Shares	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006	$—	19,186	$19,186	$224,565	$63,697	$(158)	$(552)	$(330)	$306,408
Cumulative Effect of Change in Accounting Principle					(608)				(608)
Cashless exercise of stock options		24	24	(24)					—
Stock Options Exercised		3	3	44					47
Stock-Based Compensation Awards				317					317
Amortization of Unearned Compensation						32			32
Cancellation of Restricted Stock		(3)	(3)	(57)		60			—
Shares Issued in Acquisition		11	11	239					250
Shares Issued to Employee Stock Purchase Plan		11	11	165					176
Retirement of Treasury Shares		(20)	(20)	(310)				330	—
Change in Accumulated Other Comprehensive Income							(1,463)		(1,463)
Cash Dividends					(3,358)				(3,358)
Net Income					12,886				12,886

Balance, June 30, 2007	$—	19,212	$19,212	$224,939	$72,617	$(66)	$(2,015)	$—	$314,687

Balance, December 31, 2007		18,912	$18,912	$220,504	$63,011	$(39)	$4,305	$—	$306,693
Cumulative Effect of Change in Accounting Principle					(93)				(93)
Stock-Based Compensation Awards				196					196
Restricted Stock Issued		5	5	31		(36)			—
Amortization of Unearned Compensation						16			16
Shares Issued to Employee Stock Purchase Plan		21	21	106					127
Shares Issued in Rights Offering		4,311	4,311	23,744					28,055
Fair Value of Stock Warrants				5,565					5,565
Exchange of SARs for Nonvoting Warrants				1,869					1,869
Change in Accumulated Other Comprehensive Income							(10,828)		(10,828)
Cash Dividends					(2,672)				(2,672)
Net Loss					(145,643)				(145,643)

Balance, June 30, 2008	$—	23,249	$23,249	$252,015	$(85,397)	$(59)	$(6,523)	$—	$183,285

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

(IN THOUSANDS)

	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(145,643)	$12,886
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) from Operating Activities:
Stock-Based Compensation	196	317
Depreciation, Amortization and Accretion	2,481	2,121
Provision for Loan Losses	72,582	3,260
Goodwill Impairment	109,701	—
Securities Gains	(2,035)	(2)
Loss on Sale of Other Real Estate	1,526	109
Provision for Other Real Estate Losses	371	25
Loss (Gain) on Sales of Loans	292	(235)
Net Change in Loans Held for Sale	1,413	(174)
Payable for Purchased Securities	—	(21,544)
Termination of Cash Flow Hedge	6,333	—
Net Change in Other Assets	(31,008)	(3,140)
Net Change in Other Liabilities	608	(1,448)
Other, Net	(1,301)	—

	15,516	(7,825)

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	3,679	(7,205)
Purchase of Investment Securities Available for Sale	(265,796)	(46,528)
Proceeds from Disposition of Investment Securities
Available for Sale	214,971	55,578
Held to Maturity	—	240
Federal Home Loan Bank Stock, Net	(1,697)	(465)
Loans to Customers, Net of Repayments	(69,527)	(211,882)
Premises and Equipment, Net	(1,270)	(1,671)
Purchase of Low Income Housing Credits	(2,955)	(3,659)
Proceeds from Sales of Other Real Estate	16,871	2,274
Other, Net	50	(198)

	(105,674)	(213,516)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	143,069	197,691
Noninterest-Bearing Customer Deposits	13,852	(7,543)
Dividends Paid	(2,672)	(3,358)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(32,333)	8,068
Borrowed Money, Net	51,025	(5,800)
Issuance of Common Stock	28,260	225

	201,201	189,283

Net Increase (Decrease) in Cash and Cash Equivalents	111,043	(32,058)
Cash and Cash Equivalents, Beginning	98,256	156,903

Cash and Cash Equivalents, Ending	$209,299	$124,845

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries: Security Interim Holding Corporation (SBKC Interim); Security Bank of Bibb County located in Macon, Georgia; Security Bank of Houston County located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro located in Woodstock, Georgia; Security Bank of North Fulton located in Alpharetta, Georgia; Security Bank of Gwinnett County located in Suwanee, Georgia; and Security Real Estate Services, Inc., formerly Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, which has offices throughout Georgia. All significant intercompany accounts have been eliminated in consolidation. SBKC Interim was formed in April 2008 for the purpose of issuing $40.0 million of subordinated notes. During the quarter ended March 31, 2008, we sold CFS Wealth Management, LLC back to the original owner. The entity’s assets and results of operations were not material to the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted SFAS No. 157 on January 1, 2008 and there was no impact on the Company’s beginning retained earnings balance. See Note 11, Fair Value of Financial Instruments, for related disclosures.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141 (R) retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer is identified for each business combination. The scope of SFAS No. 141 (R) is broader than SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting — the acquisition method — to all transactions and other events in which one entity obtains control over one or more other businesses, the FASB believes that SFAS No. 141 (R) will improve the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management will evaluate the impact, if any, upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements— an Amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented; it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. Presently, the Company has no subsidiaries that would be accounted for under SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an Amendment of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management will evaluate the impact upon adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.

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

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Investment Securities

Investment securities as of June 30, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
Securities Available for Sale
Mortgage Backed and Collateralized Mortgage Obligations	$343,230	$163	$(14,560)	$328,833
State, County and Municipal	2,315	—	(9)	2,306
Other Securities	1,947	23	(1,055)	915

	$347,492	$186	$(15,624)	$332,054

Securities Held to Maturity
U.S. Government Agencies	$1,000	$—	$(4)	$996

Investment securities as of December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		( In Thousands)
Securities Available for Sale
Mortgage Backed and Collateralized Mortgage Obligations	$212,800	$1,842	$(492)	$214,150
U.S. Government Agencies	59,538	436	(28)	59,946
State, County and Municipal	20,210	238	(211)	20,237
Other Securities	1,958	—	(135)	1,823

	$294,506	$2,516	$(866)	$296,156

Securities Held to Maturity
U.S. Government Agencies	$1,000	$—	$(1)	$999

Unrealized holding (losses) gains, net of tax, on securities available for sale of ($10.0 million) and $1.1 million have been charged and credited, respectively, to shareholders’ equity as of June 30, 2008 and December 31, 2007.

(3) Loans Receivable, Net

Loans receivable are comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
Construction and Land Development	$1,116,366	$1,165,719
Real Estate-Other	798,017	794,211
Commercial and Industrial	163,440	161,910
Consumer	63,815	61,757
Agricultural	2,280	1,225

	2,143,918	2,184,822
Allowance for Loan Losses	(48,452)	(31,698)
Unearned Interest and Fees	(1,656)	(2,509)

	$2,093,810	$2,150,615

(4) Allowance for Loan Losses

The following table presents the Company’s activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Balance beginning of period	$49,749	$23,336	$31,698	$22,336
Charge-Offs	(38,631)	(1,428)	(63,074)	(1,975)
Recoveries	6,951	200	7,246	487
Provision for Loan Losses	30,383	2,000	72,582	3,260

Balance end of period	$48,452	$24,108	$48,452	$24,108

(5) Goodwill

Goodwill for the Company’s single reporting unit is tested annually for impairment. For the November 30, 2007 testing date, it was determined that the fair value of the reporting unit was greater than the carrying value of the reporting unit. Due to the ongoing weakness in the credit markets and residential real estate, we began quarterly testing in 2008. Our test for the second quarter indicated the goodwill was impaired due to a decline in the fair value of the reporting unit. The lower value in the second quarter is attributable to lower market valuations for banking institutions in the first half of 2008, the continued weakening of the credit market in the first half of 2008 and the decline in real estate values, particularly in metropolitan Atlanta and coastal Florida. We determined the fair value of the Company from two approaches: the market approach and the market capitalization approach. The amount of the 2008 goodwill impairment was $109.7 million.

(6) Deposits

Components of deposits are as follows:

	June 30, 2008	December 31, 2007
	(In Thousands)
Time Deposits, $100,000 and Over	$1,107,588	$1,042,271
Other Time Deposits	656,979	539,516
Interest-Bearing Demand	502,928	543,420
Demand	172,610	158,759
Savings	15,521	14,739

	$2,455,626	$2,298,705

(7) Borrowed Money

Borrowed money is comprised of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)
Federal Home Loan Bank Advances	$107,695	$77,171
Subordinated Debentures (trust preferred securities)	41,238	41,238
Notes Payable, net of discount	31,407	—
Federal Funds Purchased	—	33,477
Securities Sold Under Agreement to Repurchase	36,084	34,940
Advances Under Revolving Lines of Credit	—	19,500

Total Borrowed Money	$216,424	$206,326

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. The interest income received from the Company’s trusts totaled $41,632 and $47,198 for the six-month periods ended June 30, 2008 and 2007, respectively. The interest expense paid to the trusts totaled $1,395,755 and $1,581,147 for the six-month periods ended June 30, 2008 and 2007, respectively.

On April 28, 2008, Company entered into a Subordinated Note and Securities Purchase Agreement by and among the Company, SBKC Interim, and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which the Company sold, through SBKC Interim, $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after the first five years at a premium, and mature in 2018. The subordinated debt has been structured to count as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, the Company issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company’s common stock at an exercise price of $6.58 per share, subject to certain adjustments (the voting warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (SARs) that entitle the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s Common Stock price above the exercise price of $6.58 per share, subject to certain adjustments. The $40.0 million face amount of the Notes was allocated to the Notes, the voting warrants and the SARs based on their fair values of $31.3 million, $5.6 million and $3.1 million, respectively. During the three and six-month periods ended June 30, 2008, the Company amortized $0.1 million of the $8.7 million discount on the Notes.

On June 26, 2008, at a Special Shareholders’ Meeting, our shareholders approved two proposals: (1) an amendment to the Amended and Restated Articles of Incorporation authorizing non-voting common stock and (2) the exchange of the SARs on a one-for-one basis for non-voting warrants, which are exercisable for non-voting common stock. On June 27, 2008, we effected the exchange of the SARs for the non-voting warrants which may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of non-voting common stock. In addition, the non-voting common stock is convertible into shares of common stock under certain limited circumstances. As a result, as of June 30, 2008, there were 6.1 million shares of common stock reserved for the voting warrants and nonvoting warrants and 3.5 million shares of nonvoting stock reserved for the nonvoting warrants.

(8) Share-Based Compensation Plans

A summary of option transactions for the six months ended June 30, 2008 follows:

	Shares Under Incentive Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2007	1,807,839	$18.10
Granted	—	—
Forfeited	37,500	20.95
Exercised	—	—

Outstanding, June 30, 2008	1,770,339	$18.04	$—	7.47

Eligible to be Exercised, June 30, 2008	619,529	$14.92	$—	5.50

(9) Earnings (Loss) Per Share

Due to the net loss in the first and second quarters of 2008, basic shares were used to calculate diluted earnings per share. Adding diluted securities to the denominator would result in anti-dilution.

The following presents earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share
Net Income Per Common Share	$(5.23)	$0.32	$(6.77)	$0.67
Weighted Average Common Shares	23,235,668	19,189,631	21,524,357	19,176,467
Diluted Earnings Per Share
Net Income Per Common and Common Equivalent Share	$(5.23)	$0.31	$(6.77)	$0.66
Weighted Average Common Shares and Common Stock Equivalents	23,235,668	19,463,979	21,524,357	19,463,427

For the three- and six month periods ended June 30, 2008, 298,390 and 2,900 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $19.97 and $22.32 for the three- and six-month periods ended June 30, 2007, respectively. The Company’s stock is quoted on the NASDAQ Global Select Market under the symbol SBKC.

(10) Regulatory Capital Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2008, the Company and the Banks meet all capital adequacy requirements to which they are subject and the Banks are classified as “well capitalized” under the regulatory framework for prompt corrective action.

The Company’s actual ratios as of June 30, 2008 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Capital Adequacy	4.00%	8.00%	4.00%
Well Capitalized	6.00%	10.00%	5.00%
Security Bank Corporation (Consolidated)	9.10%	11.69%	7.28%
Security Bank of Bibb County	9.08%	10.33%	7.52%
Security Bank of Houston County	8.83%	10.09%	6.79%
Security Bank of Jones County	9.03%	10.18%	6.49%
Security Bank of North Metro	8.85%	10.10%	7.64%
Security Bank of North Fulton	9.42%	10.18%	7.64%
Security Bank of Gwinnett County	8.78%	10.08%	6.76%

At the request of the Federal Reserve Bank of Atlanta, our Board of Directors passed a resolution stating that we will not declare or pay any dividends to our shareholders without the prior written approval of the Federal Reserve Bank of Atlanta.

(11) Derivative Financial Instruments

On June 29, 2007, the Company executed an interest rate swap. The Company’s objective in using the derivative was to add stability to interest income and to manage our exposure to adverse changes in interest rates. The interest rate swap agreement, with a maturity date of July 1, 2010, effectively converts the variable interest receipts on $100.0 million of prime-based loans to a fixed rate of 8.145% plus any credit spread, if applicable, over the life of the agreement. At December 31, 2007, the interest rate swap had an aggregate notional amount of $100.0 million.

In March 2008, we terminated the interest rate swap and received $6.3 million. Upon termination or sale of any cash flow swaps, any amounts received (or paid) are generally not immediately recognized as income but remain in “Other Comprehensive Income (Loss)” and are amortized to earnings, as interest income (or expense), over the remaining term of the originally hedged item. The cash received (or paid) as a result of terminating the hedges is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged.

(12) Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1 Inputs — Quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date;

•

Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

•

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

•

Impaired Loans — Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 Inputs based on internally customized discounting criteria.

•

Loans Held for Sale — These loans are reported at the lower of cost or fair value. Fair value is determined based on expected proceeds based on sales contracts and commitments and are considered Level 2 Inputs.

•

Other Real Estate — These assets are reported at the lower of the loan carrying amount at foreclosure or fair value. Fair value is based on third party or internally developed appraisals considering the assumptions in the valuation and are considered Level 2 or Level 3 Inputs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of the Company and its subsidiaries’ financial condition and results of operations as of and for the three-month and six-month periods ended June 30, 2008 and 2007. The historical financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q.

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

•	our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•	adverse changes in the status or financial condition of the Government Sponsored Enterprises (the GSEs) impacting the GSEs’ guarantees or ability to pay or issue debt;

•

changes in the interest rate yield curve such as flat, inverted or steep yield curves, or changes in the interest rate environment that impact interest margins and may impact prepayments on the mortgage-backed securities portfolio;

•

possible changes in the quality or composition of our loans or investment portfolios, including further adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

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

•	unexpected outcomes of existing or new litigation;

•	our ability to keep pace with technological changes;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

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

Unless indicated otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Interim Holding Company, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. Together, the consolidated subsidiary banks are referred to as “the Banks.”

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Security Real Estate Services, Inc. (SRES, Inc.) (formerly Fairfield Financial Services, Inc.), an interim real estate and development lender and traditional mortgage originator, which functions as an operating subsidiary of Security Bank of Bibb County. Effective July 15, 2008, we changed the name of Fairfield Financial Services, Inc. to Security Real Estate Services, Inc. The Banks are also subject to various federal and state banking laws and regulations. During the quarter ended March 31, 2008, we sold CFS Wealth Management, LLC back to its original owner. The entity’s assets and results of operations were not material to the Company’s consolidated financial statements. SBKC Interim, a wholly owned subsidiary of Security Bank Corporation, was formed in April 2008 for the purpose of issuing $40.0 million of subordinated notes.

The Banks each operate as a separate legal entity under the corporate umbrella of Security Bank Corporation. As a result, each Bank has its own board of directors and management comprised of persons known in the local community in which each Bank operates. We provide significant assistance and oversight to the Banks in the areas such as budgeting, marketing, human resource management, credit administration, operations and funding. This allows us to maintain efficient, centralized reporting and policies while maintaining local decision-making capabilities.

As of June 30, 2008, we had 466 employees on a full-time equivalent basis.

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

During the first quarter of 2008, we implemented a capital plan to enhance and strengthen the levels of capital at the holding company such that we could maintain the resources needed to maintain “well capitalized” levels of regulatory capital at each of the Banks. We believed such a plan was necessary in light of the continuing substantial deterioration of the residential real estate markets nationally and in our local markets. This continued deterioration has resulted in increasingly higher levels of nonperforming assets, higher provisions for loan losses and associated expenses.

Our capital plan includes three steps as described below:

Rights Offering

        On February 11, 2008 we distributed non-transferable rights to subscribe for and purchase up to 5,319,148 shares of our common stock to our then-current shareholders. In the offering, each shareholder received a right to purchase 0.28121 shares of common stock, at a subscription price of $6.58 per share, for each share owned on the record date. Shareholders who exercised their full basic subscription right were also able to exercise an oversubscription right enabling such shareholder to purchase shares remaining after the exercise of all other shareholders’ basic subscription rights. In conjunction with the rights offering, we entered into a standby purchase agreement with two shareholders, one of which is a director of the holding company and one of which is a director of a subsidiary bank, pursuant to which these shareholders agreed to purchase up to $18 million of common stock remaining after the exercise of shareholders’ basic and oversubscription rights. This aggregate amount included all of the shares purchasable by these two individuals in connection with their basic subscription privileges along with their standby commitment. The offering closed on March 10, 2008, and we raised approximately $28.1 million.

Subordinated Notes

On April 28, 2008, we entered into a Subordinated Note and Securities Purchase Agreement by and among the Company, SBKC Interim, and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which we sold $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after the first five years and mature in 2018. The subordinated debt has been structured to count as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, the Company issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company’s common stock at an exercise price of $6.58 per share, subject to certain adjustments (the voting warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (SARs) that entitle the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s common stock price above the exercise price of $6.58 per share, subject to certain adjustments. On June 26, 2008, at a Special Shareholders’ Meeting, our shareholders approved two proposals: (1) an amendment to the Amended and Restated Articles of Incorporation authorizing non-voting common stock and (2) the exchange of the SARs on a one-for-one basis for non-voting warrants, which are exercisable for non-voting common stock. On June 27, 2008, we completed the exchange of the SARs for the non-voting warrants, which may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of non-voting common stock. In addition, the non-voting common stock is convertible into shares of common stock under certain limited circumstances.

We used a portion of the proceeds from the Notes to pay off and terminate the holding company lines of credit. We have and will continue to use the remainder of the proceeds for general corporate purposes, which will include infusing additional capital in our Banks so that they will maintain “well capitalized” levels of regulatory capital.

The Purchasers have been granted certain registration rights with respect to any common stock of the Company issued or issuable to the Purchasers in respect of their holdings of voting warrants, non-voting warrants or non-voting common stock, which is set forth in a Registration Agreement between the Company and the Purchasers.

Other Steps

During the first quarter we also completed cost saving steps aimed at achieving a targeted reduction of noninterest expenses of $3.0 million for 2008. Finally, we reduce our quarterly cash dividend to $0.04375 per share, effective with the second quarter dividend. This reduction in the dividend will result in an increase of $3.0 million in shareholders’ equity on an annualized basis.

Financial Condition

At June 30, 2008, our total assets were $2.88 billion compared to $2.83 billion at December 31, 2007. The increase in total assets compared to December 31, 2007 is primarily due to increases in cash and cash equivalents, investment securities, other real estate and other assets, offset by decreases in loans receivable and goodwill.

Assets

The composition of our assets is as follows:

(In Thousands)	June 30, 2008	December 31, 2007	$ Change	% Change
Cash and Due From Banks	$117,970	$91,644	$26,326	28.7%
Federal Funds Sold	91,329	6,612	84,717	1,281.3%
Interest-Bearing Deposits With Other Banks	3,336	7,015	(3,679)	-52.5%
Investment Securities	333,054	297,156	35,898	12.1%
Federal Home Loan Bank Stock	9,940	8,243	1,697	20.6%
Loans Held For Sale	6,192	7,605	(1,413)	-18.6%
Loans Receivable, Net	2,093,810	2,150,615	(56,805)	-2.6%
Premises and Equipment	43,232	43,171	61	0.1%
Other Real Estate	62,814	28,175	34,639	122.9%
Goodwill	18,373	128,571	(110,198)	-85.7%
Core Deposit Intangible, net	3,647	4,125	(478)	-11.6%
Accrued Interest Receivable	16,141	24,254	(8,113)	-33.5%
Other Assets	77,545	35,885	41,660	116.1%

	$2,877,383	$2,833,071	$44,312	1.6%

Cash and Cash Equivalents

See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the six months ended June 30, 2008 and 2007.

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

During the six-month period ended June 30, 2008, the Company sold certain U.S. Government sponsored mortgage-backed securities and reinvested the proceeds into securities with lower risk-weightings in order to make the portfolio more capital efficient. Compared to December 31, 2007, investment securities increased $35.9 million or 12.1%. At June 30, 2008 and December 31, 2007, the securities portfolio accounted for approximately 11.6% and 10.5%, respectively, of total assets.

The investment securities portfolio primarily consists of U.S. Government sponsored collateralized mortgage obligation bonds, agency mortgage-backed securities, non-agency mortgage-backed securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. Substantially all of our mortgage-backed and collateralized mortgage obligation bonds are Government National Mortgage Association issued, and we do not have any bonds secured by subprime mortgages. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow down and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Loans Receivable, Net

Loans receivable, net decreased approximately $56.8 million from December 31, 2007. Due to the fact that adverse market conditions have restrained the pace of new real estate project financing in the metropolitan Atlanta market, we have significantly slowed the origination of new loans in this market when compared with previous periods. Furthermore, the Company’s commitment to reduce the level of nonperforming assets in its loan portfolio has also contributed to the decrease during the quarter.

Risk Elements and Allowance for Loan Losses (ALL)

Nonperforming assets consist of nonaccrual loans, loans 90 days past due and accruing and other real estate, which is real estate acquired through foreclosure. As a result of continued deteriorating conditions primarily in the residential real estate market in the metropolitan Atlanta market, nonperforming assets increased to $249.0 million or 8.7% of total assets at June 30, 2008, compared to $222.3 million or 7.9% of total assets at March 31, 2008, and $79.1 million or 2.8% of total assets at December 31, 2007.

The following table presents our nonperforming assets as of the dates indicated:

(In Thousands)	June 30 2008	March 31, 2008	December 31, 2007
Nonaccrual Loans	$186,139	$186,520	$50,635
Loans 90 Days Past Due and Accruing	—	68	242
Other Real Estate	62,814	35,749	28,175

Total Nonperforming Assets	$248,953	$222,337	$79,052

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in late summer of 2007 and has continued through the second quarter of 2008. A significant portion of the loan portfolios of our metropolitan Atlanta banks and SRES, Inc. is concentrated in loans to residential builders and developers. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue. We believe that the adverse impact on our net interest margin from the elevated level of nonperforming assets will continue through the remainder of 2008.

Nonaccrual loans increased by $135.5 million during the six-month period ended June 30, 2008. There was significant movement within these loans during the period as $55.8 million of nonaccrual loans were charged-off, $52.7 million went into foreclosure and $244.0 million of loans went on nonaccrual status. At June 30, 2008, the 10 largest nonaccrual loans comprised $91.8 million or 49% of the total and all were collateralized by residential real estate.

Other real estate increased by $34.6 million during the six months ended June 30, 2008, as we foreclosed on $51.5 million of real estate and sold $16.9 million of real estate. Of the total balance of $62.8 million at June 30, 2008, the largest component is residential lots at 47%, followed by single family homes at 36%, raw land at 15% and commercial property at 2%.

Our management assesses the adequacy of the ALL quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two components: (1) a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral (SFAS No. 114 component); and (2) a general amount based upon historical losses that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio (SFAS No. 5 component). Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on historical losses in the total loan portfolio. The calculation of the general amount is then subjected to stress factors that are somewhat subjective. The amount due to stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of: (1) economic factors including such matters as changes in the local or national economy; (2) the depth or experience in the lending staff; (3) any concentrations of credit (such as commercial real estate) in any particular industry group; (4) new banking laws or regulations; (5) the credit grade of the loans in our unsecured consumer loan portfolio; and (6) additional risks resulting from the level of speculative real estate loans in the portfolio. After we assess the applicable factors, we evaluate the remaining amount based on management’s experience.

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

Goodwill

The Company wrote its goodwill down by $109.7 million during the second quarter of 2008. In 2008, we began quarterly tests of goodwill for impairment due to the ongoing decline in the Company’s stock price combined with the ongoing crises in the credit markets and residential real estate. The Company recorded significant amounts of goodwill in connection with the acquisitions we made from 2000 to 2006. The companies we acquired have contributed significantly to the Company. However, our market valuation as a whole has been significantly affected with concerns related to commercial banks, metropolitan Atlanta housing and real estate lending operations. We determined the fair value of the Company from two approaches: the market approach and the market capitalization approach. We concluded that $109.7 million of the goodwill was impaired and was required to be expensed as a non-cash charge during the second quarter of 2008.

Other Assets

Other assets increased largely as a result of the increase in the Company’s income tax benefit of approximately $28.4 million, resulting from the net loss incurred during the first and second quarters of 2008. The increase is also related to the unrealized loss on our bond portfolio during 2008, which resulted in an increase in related deferred taxes of $6.0 million. Further, we paid the final installment to a low income housing tax credit fund totaling $2.6 million during the six months ended June 30, 2008.

Liabilities

The composition of liabilities is as follows:

(In Thousands)	June 30, 2008	December 31, 2007	$ Change	% Change
Deposits	$2,455,626	$2,298,705	$156,921	6.8%
Borrowed Money	216,424	206,326	10,098	4.9%
Other Liabilities	22,048	21,347	701	3.3%

	$2,694,098	$2,526,378	$167,720	6.6%

Deposits

The increase in total deposits of approximately $156.9 million is due primarily to an increase in the use of brokered and wholesale certificates of deposit in effort to improve liquidity. Due to decreases in the interest rates on these deposits since December 2007, we have increased our use of these deposits as a funding source which reduces our interest expense. Further discussion of our use of brokered and wholesale certificates of deposit is included below in the Liquidity section of this discussion.

Borrowed Money

The increase in borrowed money is primarily related to the $40 million sale of subordinated notes (net balance of $31.4 million at June 30, 2008) and the $30.5 million increase in advances from the Federal Home Loan Bank, offset by the $19.5 million payoff and termination of the holding company lines of credit and a $33.5 million reduction in the federal funds purchased balance.

The Company utilizes its credit with the Federal Home Loan Bank and federal funds lines as necessary to meet funding needs. At the request of the Federal Reserve Bank of Atlanta, our Board of Directors approved a resolution stating that we will not incur additional debt at the holding company without the prior written approval of the Federal Reserve Bank of Atlanta. See Overview section above for further discussion of the $40 million subordinated notes issued during the quarter ended June 30, 2008.

Equity

In March 2008, the Company completed a rights offering of common stock to its shareholders. We issued 4,311,359 shares and generated net proceeds of approximately $28.1 million. The Company utilized the proceeds to maintain the Banks’ “well capitalized” regulatory status and for general corporate purposes including the reduction of borrowings under the Company’s lines of credit.

At June 30, 2008, total equity was $183.3 million or 6.4% of total assets compared to $306.7 million or 10.8% of total assets as of December 31, 2007. The decrease in equity is due primarily to the net loss of $145.6 million, the reduction in accumulated other comprehensive income of $10.8 million related to unrealized losses on our available for sale bond portfolio and dividends paid, offset partially by the proceeds from the $28.1 million of common stock issued in connection with the rights offering, and the exchange of the SARs for the nonvoting warrants totaling $7.4 million.

At the request of the Federal Reserve Bank of Atlanta, our Board of Directors passed a resolution stating that we will not declare or pay any dividends to our shareholders without the prior written approval of the Federal Reserve Bank of Atlanta.

Results of Operations

Net Income (Loss)

Net income (loss) for the three- and six-month periods ended June 30, 2008 was ($121.4 million) or $5.23 diluted loss per share and ($145.6 million) or $6.77 diluted loss per share, respectively, compared to $6.1 million or $0.31 diluted earnings per share and $12.9 million or $0.66 diluted earnings per share in the same periods of the preceding year, respectively. The decrease in net income for the three- and six-month periods ended June 30, 2008 is primarily attributable to the goodwill impairment charge of $109.7 million and significant increases of $28.4 million and $69.3 million, respectively, in the provision for loan losses related to the substantial increase in our nonperforming assets since December 31, 2007. The decrease in net income resulting from these additional charges is offset by the recognition of income tax benefits of $17.3 million and $31.6 million during the three- and six month periods ended June 30, 2008, respectively.

Net Interest Income

The net interest margin of the Company was 2.13% for the three-month period ended June 30, 2008 compared to 4.11% for the same three-month period of the preceding year. Total interest income decreased to $37.7 million for the three-month period ended June 30, 2008, from $48.2 million during the comparable prior year period. The decrease in total interest income is due primarily to an $11.9 million decrease in interest generated from loans receivable, which resulted from a 262 basis point decline in the yield on these assets. The decline in the yield on loans receivable is the result of rate decreases during 2007 as well as forfeited interest from nonperforming assets and reversal of interest on nonaccrual loans, which reduced the yield by 66 and 20 basis points, respectively. Total interest expense decreased $0.9 million to $23.9 million as a result of an 89 basis point decrease in the cost of interest-bearing deposits. The decrease in the cost of interest-bearing deposits is partially offset by an increase in the volume of time deposits.

The net interest margin of the Company was 2.23% for the six-month period ended June 30, 2008 compared to 4.16% for the same six-month period of the preceding year. Total interest income decreased to $78.4 million for the six-month period ended June 30, 2008, from $94.2 million during the comparable prior year period. The decrease in total interest income is due primarily to a $17.9 million decrease in interest generated from loans receivable, which resulted from a 238 basis point decline in the yield on these assets. The decline in the yield on loans receivable is the result of rate decreases during 2007 and the addition of nonperforming assets and reversal of interest on nonaccrual loans, which reduced the yield by 54 and 34 basis points, respectively. Total interest expense increased $1.8 million to $49.9 million as a result of the increased volume of time deposits, which was partially offset by a 106 basis point decline in the cost of interest-bearing deposits.

The following table represents the effective yields and costs of funds for the three-month periods ended June 30:

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,154,371	$33,201	6.20%	$2,052,273	$45,138	8.82%
Loans Held for Sale	4,782	75	6.31	8,728	156	7.17
Investment Securities-Taxable	346,284	3,866	4.49	174,720	2,218	5.09
Investment Securities- Tax-Exempt, Tax Equivalent Basis	2,393	43	7.24	20,311	320	6.32
Interest-Bearing Deposits With Other Banks	2,834	18	2.55	3,835	51	5.33
Federal Funds Sold	96,270	482	2.01	29,207	380	5.22
Other Interest-Earning Assets	1,238	19	6.17	1,238	24	7.78

Total Interest-Earning Assets	2,608,172	37,704	5.81	2,290,312	48,287	8.46
Noninterest-Earning Assets	269,432			238,830

Total Assets	$2,877,604			$2,529,142

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
NOW, Money Market and Savings	$488,757	$2,697	2.22%	$537,322	$4,837	3.61
Time Deposits	1,705,410	18,835	4.44	1,350,602	17,923	5.32

Total Interest-Bearing Deposits	2,194,167	21,532	3.95	1,887,924	22,760	4.84

Borrowings
FHLB Advances	105,986	677	2.57	51,039	685	5.38
Subordinated Debentures	41,238	657	6.41	41,238	793	7.71
Federal Funds Purchased and Securities Under Agreement to Repurchase	39,601	200	2.03	43,682	554	5.09
Notes Payable and Other	24,769	847	13.75	—	—	—

Total Borrowings	211,594	2,381	4.53	135,959	2,032	5.99

Total Interest-Bearing Liabilities	2,405,761	23,913	4.00	2,023,883	24,792	4.91

Noninterest-Bearing Liabilities	165,263			191,382
Shareholders’ Equity	306,580			313,877

Total Liabilities and Shareholders’ Equity	$2,877,604			$2,529,142

Interest Rate Spread			1.81%			3.55%

Net Interest Income		$13,791			$23,495

Net Interest Margin			2.13%			4.11%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From June 30, 2007 to June 30, 2008
	Volume	Rate	Net Change
	(In Thousands)
Interest Income
Loans Receivable	$2,246	$(14,183)	$(11,937)
Loans Held For Sale	(71)	(10)	(81)
Investment Securities—Taxable	2,178	(530)	1,648
Investment Securities—Tax-Exempt	(282)	5	(277)
Interest-Bearing Deposits With Other Banks	(13)	(20)	(33)
Federal Funds Sold and Other	873	(776)	97

Total Interest Income	4,931	(15,514)	(10,583)

Interest Expense
Interest-Bearing Demand and Savings Deposits	(437)	(1,703)	(2,140)
Time Deposits	4,708	(3,796)	912
Borrowings:
FHLB Advances	737	(745)	(8)
Subordinated Debentures	—	(136)	(136)
Federal Funds Purchased and Securities Under Agreement to Repurchase	(52)	(302)	(354)
Notes Payable and Other	847	—	847

Total Interest Expense	5,803	(6,682)	(879)

Net Interest Income	$(872)	$(8,832)	$(9,704)

The following table represents the effective yields and costs of funds for the six-month periods ended June 30:

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,174,231	$70,136	6.49%	$2,001,849	$88,006	8.87%
Loans Held for Sale	5,339	167	6.29	6,654	229	6.94
Investment Securities-Taxable	317,398	7,042	4.46	174,250	4,406	5.10
Investment Securities- Tax-Exempt, Tax Equivalent Basis	5,137	186	7.29	20,392	638	6.31
Interest-Bearing Deposits With Other Banks	3,438	53	3.10	3,589	97	5.45
Federal Funds Sold	71,111	870	2.46	38,409	1,008	5.29
Other Interest-Earning Assets	1,238	42	6.82	1,238	47	7.66

Total Interest-Earning Assets	2,577,892	78,496	6.12	2,246,381	94,431	8.48
Noninterest-Earning Assets	268,555			239,095

Total Assets	$2,846,447			$2,485,476

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
NOW, Money Market and Savings	$498,654	$6,272	2.53%	$529,867	$9,436	3.59
Time Deposits	1,671,569	39,205	4.72	1,323,090	34,709	5.29

Total Interest-Bearing Deposits	2,170,223	45,477	4.21	1,852,957	44,145	4.80

Borrowings
FHLB Advances	88,649	1,349	3.06	50,620	1,346	5.36
Subordinated Debentures	41,238	1,396	6.81	41,238	1,581	7.73
Federal Funds Purchased and Securities Under Agreement to Repurchase	40,165	548	2.74	38,947	976	5.05
Notes Payable and Other	21,300	1,086	10.25	—	—	—

Total Borrowings	191,352	4,379	4.60	130,805	3,903	6.02

Total Interest-Bearing Liabilities	2,361,575	49,856	4.25	1,983,762	48,048	4.88

Noninterest-Bearing Liabilities	174,476			190,416
Shareholders’ Equity	310,396			311,298

Total Liabilities and Shareholders’ Equity	$2,846,447			$2,485,476

Interest Rate Spread			1.87%			3.60%

Net Interest Income		$28,640			$46,383

Net Interest Margin			2.23%			4.16%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From June 30, 2007 to June 30, 2008
	Volume	Rate	Net Change
	(In Thousands)
Interest Income
Loans Receivable	$3,810	$(21,680)	$(17,870)
Loans Held For Sale	(23)	(39)	(62)
Investment Securities—Taxable	1,820	816	2,636
Investment Securities—Tax-Exempt	(240)	(212)	(452)
Interest-Bearing Deposits With Other Banks	(2)	(42)	(44)
Federal Funds Sold and Other	431	(574)	(143)

Total Interest Income	5,796	(21,731)	(15,935)

Interest Expense
Interest-Bearing Demand and Savings Deposits	(279)	(2,885)	(3,164)
Time Deposits	4,596	(100)	4,496
Borrowings:
FHLB Advances	508	(505)	3
Subordinated Debentures	0	(185)	(185)
Federal Funds Purchased and Securities Under Agreement to Repurchase	15	(443)	(428)
Notes Payable and Other	1,086	0	1,086

Total Interest Expense	5,926	(4,118)	1,808

Net Interest Income	$(130)	$(17,613)	$(17,743)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Balance, beginning of period	$49,749	$23,336	$31,698	$22,336
Charge-Offs
Construction and Land Development	(36,027)	(282)	(59,613)	(282)
Commercial, Financial and Agricultural	(788)	(191)	(1,119)	(389)
Real Estate – Other	(1,432)	(653)	(1,679)	(776)
Consumer	(384)	(302)	(663)	(528)

	(38,631)	(1,428)	(63,074)	(1,975)

Recoveries
Construction and Land Development	6,589	5	6,592	6
Commercial, Financial and Agricultural	130	86	198	155
Real Estate – Other	84	2	134	12
Consumer	148	107	322	314

	6,951	200	7,246	487

Net Charge-Offs	(31,680)	(1,228)	(55,828)	(1,488)

Provision for Loan Losses	30,383	2,000	72,582	3,260

Balance, end of period	$48,452	$24,108	$48,452	$24,108

We incurred net charge-offs of $31.7 million and $1.2 million and $55.8 million and $1.5 million during the three- and six-month periods ended June 30, 2008 and 2007, respectively. The allowance for loan losses on June 30, 2008 was 2.26% of loans receivable compared to 1.45% at December 31, 2007. The increase in charge-offs in 2008 resulted from the substantial increase in our level of nonperforming assets.

Although management utilizes its best judgment in providing for inherent losses in our loan portfolio, there can be no assurance that we will not have to increase the provision for loan losses in the future as a result of future increases in nonperforming loans or for other reasons, which could further adversely affect our results of operations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

Noninterest Income and Expense

The composition of noninterest income for the periods presented is as follows:

(In Thousands)	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Service Charges on Deposits	$2,253	$2,376	$(123)	-5.2%
Mortgage Origination and Related Fees	799	1,271	(472)	-37.1%
Securities Gains	1	—	1	100.0%
Other	2,037	1,103	934	84.7%

	$5,090	$4,750	$340	7.2%

The increase of $0.3 million or 7.2% in noninterest income is due primarily to the following:

•	recognition of income of $1.3 million for the change in valuation of stock appreciation rights;

•	reduction in mortgage originations and related fees of $0.5 million as a result of decreased loan demand;

•	loss on sale of Small Business Administration loans totaling $0.2 million in 2008 compared to an insignificant gain on the sale of such loans in 2007; and

•

decrease of $0.1 million in commission fees on interim construction loans originated by SRES, Inc.; due to the downturn in the real estate market and high level of nonperforming assets which require the attention of loan officers, loan originations have declined from the prior year period.

The composition of noninterest income for the periods presented is as follows:

(In Thousands)	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Service Charges on Deposits	$4,540	$4,474	$66	1.5%
Mortgage Origination and Related Fees	1,801	2,310	(509)	-22.0%
Securities Gains	2,035	2	2,033	NM
Other	2,576	3,056	(480)	-15.7%

	$10,952	$9,842	$1,110	11.3%

The increase of $1.1 million or 11.3% in noninterest income is due primarily to the following:

•	a $2.0 million dollar gain on sale, due to an increase in the level of investment securities sold, including certain U.S. Government sponsored mortgage-backed securities, during the period.

•	recognition of income of $1.3 million for the change in valuation of stock appreciation rights;

•	reduction in mortgage originations and related fees of $0.5 million as a result of decreased loan demand;

•	loss on the termination of our relationship with CFS Wealth Management, LLC of $0.5 million in the first quarter of 2008; and

•

decrease of $0.8 million in commission fees on interim construction loans originated by SRES, Inc., which is due to the decline in loan originations resulting from the downturn in the real estate market and high level of nonperforming assets.

The composition of noninterest expense for the periods presented is as follows:

(In Thousands)	Three Months Ended June 30,		$ Change	% Change
	2008	2007
Salaries and Employee Benefits	$8,080	$9,094	$(1,014)	-11.2%
Occupancy and Equipment	1,501	1,547	(46)	-3.0%
Foreclosed Property Expenses	2,836	710	2,126	299.4%
Professional Fees	769	680	89	13.1%
Marketing Expense	437	748	(311)	-41.6%
Amortization-Core Deposit Intangible	232	246	(14)	-5.7%
Goodwill Impairment	109,701	—	109,701	100.0%
Other	3,698	3,519	179	5.1%

	$127,254	$16,544	$110,710	669.2%

The increase of $110.7 million in noninterest expense is due primarily to the following:

•	goodwill impairment charge of $109.7 million;

•

an increase of $2.1 million in foreclosed property expense as a result of the increase in nonperforming assets from the second quarter 2007 levels to second quarter 2008 levels (see Risk Elements section in this discussion); and

•

decrease in salaries and employee benefits of $1.0 million due to a reduction in bonus plan expense of $0.2 million, salaries of $0.1 million, commissions of $0.2 million, and other performance compensation of $0.3 million related to the decreased financial performance in 2008.

The composition of noninterest expense for the periods presented is as follows:

(In Thousands)	Six Months Ended June 30,		$ Change	% Change
	2008	2007
Salaries and Employee Benefits	$16,816	$18,645	$(1,829)	-9.8%
Occupancy and Equipment	3,050	3,035	15	0.5%
Foreclosed Property	4,436	896	3,540	395.1%
Professional Fees	1,423	1,306	117	8.9%
Marketing	842	1,360	(518)	-38.1%
Amortization-Core Deposit Intangible	478	493	(15)	-3.1%
Goodwill Impairment	109,701	—	109,701	100.0%
Other	7,415	6,697	718	10.7%

	$144,161	$32,432	$111,729	344.5%

The increase of $111.7 million in noninterest expense is due primarily to the following:

•	goodwill impairment charge of $109.7 million;

•	an increase of $3.5 million in foreclosed property expense as a result of the increase in nonperforming assets from 2007 levels to 2008 levels (see Risk Elements section in this discussion); and

•

decrease in salaries and employee benefits of $1.8 million due to a reduction in bonus plan expense of $0.7 million, commissions of $0.8 million, and other performance compensation of $0.3 million related to the decreased financial performance in 2008.

Income Taxes

Income tax (benefit) expense totaled ($17.3 million) and $3.5 million for the three-month periods ended June 30, 2008 and 2007, respectively. The effective tax rates for the 2008 and 2007 quarters were approximately 12.4% and 36.4%, respectively.

Income tax (benefit) expense totaled ($31.6 million) for the six-month period ended June 30, 2008 compared to $7.4 million for the six-month period ended June 30, 2007. These amounts resulted in effective tax rates of 17.8% and 36.6% for 2008 and 2007, respectively. Due to the goodwill impairment charge of $109.7 million incurred during the second quarter of 2008 (the majority of which is nontaxable), the effective tax rates for the three- and six-month periods ended June 30, 2008 are substantially lower than the corresponding periods in 2007. Prior to the second quarter of 2008, the effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 11.69% at June 30, 2008. Our Tier 1 risk-based capital ratio was 9.10% at June 30, 2008.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 7.28% at June 30, 2008.

The Federal Deposit Insurance Corporation Improvement Act established minimum capital requirements for all depository institutions and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be classified as “well capitalized,” it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. At June 30, 2008, each of the Banks met the capital requirements to be classified as “well capitalized.”

As discussed in more detail in the Overview section, given the continuing substantial deterioration of the residential real estate markets nationally and in our local markets, we implemented a three-step plan to enhance and strengthen the levels of capital and liquidity at the holding company such that we could maintain the resources needed to maintain “well capitalized” levels of regulatory capital at each of the Banks. The three-step plan included a rights offering of our common stock, the issuance of subordinated notes and a targeted reduction in noninterest expenses.

Our ability to raise capital in the future will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on favorable terms. If we cannot raise additional capital when needed, our ability to operate our business could be materially impaired.

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

Our Asset/Liability Senior Management Committee (ALCO) reviews a series of weekly reports related to liquidity-related issues such as loan pipelines, deposit pricing and upcoming deposit maturities, among others. This committee meets monthly or more often if needed, to discuss these reports. Through various asset/liability management strategies, we maintain a balance among goals of liquidity, safety and earnings potential. Our Banks monitor internal policies that are consistent with regulatory liquidity guidelines.

The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2008, we held $332.1 million in bonds at current market value in our available for sale portfolio. We purchase only marketable investment grade bonds. Although $253.3 million or 76% of our bond portfolio is pledged to secure various public funds deposits, federal funds lines and repurchase agreements and for other purposes, management can restructure and make available investment securities for sale if required to meet liquidity needs.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A large percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At June 30, 2008 and December 31, 2007, our Banks had $1.11 billion and $1.04 billion, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 49% and 48% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. The Company compares relative interest costs to attract local core relationships to the cost associated with market rates of interest on various external deposit sources to help minimize our overall cost of funds.

Local market deposit sources have not been sufficient to fund our loan growth in previous years. As a result, our Banks supplemented deposit sources with brokered deposits and wholesale certificates of deposit. As of June 30, 2008 and December 31, 2007, the Banks reported $1.04 billion, or 42% of total deposits and $854.4 million, or 40% of total deposits in brokered and wholesale certificates of deposit, respectively.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our Banks in the FHLB program. Our Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks. At June 30, 2008, the Company has availability under secured and unsecured lines of $141.7 million and $4.0 million, respectively.

We used a portion of the net proceeds of the $40 million of subordinated notes issued in April 2008 to pay off and terminate two existing holding company secured lines of credit in the amount of $10.5 million. See Overview section of this discussion for further information regarding the issuance of the subordinated notes.

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

Using the outlook for market interest rates at June 30, 2008, continued elevated levels of nonperforming assets and actual pricing experience, our simulation model projects changes in the net interest margin to be as follows:

Scenario	Net Interest Margin Change
+300 Basis Point Ramp	+49	basis points
+200 Basis Point Ramp	+32	basis points
+100 Basis Point Ramp	+16	basis points
Base Case	—	basis points
-100 Basis Point Ramp	(15)	basis points
-200 Basis Point Ramp	(29)	basis points
-300 Basis Point Ramp	(44)	basis points

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of June 30, 2008 and December 31, 2007 approximated $298.1 million and $430.8 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We had commitments under financial and performance standby letters of credit of $13.9 million as of June 30, 2008 and $14.9 million as of December 31, 2007.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our ALL, goodwill and stock-based compensation have been critical to the determination of our financial position and results of operations. See Provision for Loan Losses section included herein and Critical Accounting Policies section included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk is included in Part I, Item 2 above. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Interest Rate Risk Management.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 15, 2008. At the annual meeting, the following matters were submitted to a vote:

(I) Proposal 1 – Election of Directors

	For	Withheld
Edward M. Beckham, II	20,542,008	606,950
Alford C. Bridges	20,414,218	734,740
Thad G. Childs, Jr.	20,471,563	677,395
John W. Ramsey	20,174,381	974,577
Robert M. Stalnaker	19,966,681	1,182,277
Richard W. White, Jr.	20,373,158	775,800

The terms of office of the other directors continued after the Annual Meeting of Shareholders:

Name	Term Expiring
Frank H. Childs, Jr.	2009
Benjamin W. Griffith, III	2010
Ruthie G. McMichael	2010
Robert T. Mullis	2009
Ben G. Porter	2010
Joe E. Timberlake, III	2009
H. Averett Walker	2010
Larry C. Walker	2010
James R. Williams	2010

(II) Other Proposals

	For	Against	Abstain	Broker Non-Vote
Proposal 2 – Ratification of Amended and Restated Bylaws	20,599,451	416,175	133,332	—
Proposal 3 – Ratification of Selection of Independent Auditors	20,798,088	259,730	91,140	—
Proposal 4 – Shareholder Proposal to Declassify the Terms of Directors	2,976,468	13,724,219	225,920	4,222,351

The Company held a Special Shareholders Meeting on June 26, 2008. At the special meeting, the following matters were submitted to a vote:

	For	Against	Abstain	Broker Non-Vote
Proposal 1 – Increase in Number of Authorized Shares	6,051,614	83,317	46,041	—
Proposal 2 – Exchange of Stock Appreciation Rights for Nonvoting Warrants	6,048,036	92,171	40,765	—

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference:

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-23261) filed on July 1, 2008).

3.2*	Amended and Restated Bylaws.

4.1	See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed on April 13, 1998).

10.1	Subordinated Note and Purchase Agreement with Financial Stocks Capital Partners IV, L.P. and Financial Stocks Capital Partners V, L.P. dated April 28, 2008 (incorporated by reference as Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.2	Form of Note dated April 28, 2008 (incorporated by reference as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.3	Form of Voting Warrant dated April 28, 2008 (incorporated by reference as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.4	Form of Stock Appreciation Right dated April 28, 2008 (incorporated by reference as Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.5	Form of Non-Voting Warrant dated April 28, 2008 (incorporated by reference as Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

10.6	Registration Agreement dated April 28, 2008 (incorporated by reference as Exhibit 10.6 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008.

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ H. Averett Walker
H. Averett Walker President and Chief Executive Officer (Principal Executive Officer) Date: August 8, 2008

/s/ James R. McLemore
James R. McLemore Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 8, 2008