Form 10-Q
period 2008-09-30
SECURITY BANK CORP
filed 2008-11-10
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 7, 2008
Nonvoting Common Stock, $1.00 par value	— shares
Common Stock, $1.00 par value	23,261,185 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

ASSETS

	September 30, 2008 (Unaudited)	December 31, 2007
Cash and Due from Banks	$283,238	$91,644
Federal Funds Sold	13,369	6,612
Interest-Bearing Deposits With Other Banks	1,187	7,015
Investment Securities	333,223	297,156
Federal Home Loan Bank Stock	13,797	8,243
Loans Held for Sale	4,780	7,605
Loans Receivable, Net	1,989,667	2,150,615
Premises and Equipment	38,561	43,171
Long-Lived Assets Held for Sale	4,808	—
Other Real Estate	83,362	28,175
Goodwill	18,373	128,571
Core Deposit Intangible, net	3,444	4,125
Accrued Interest Receivable	15,193	24,254
Other Assets	85,351	35,885

Total Assets	$2,888,353	$2,833,071

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2008 (Unaudited)	December 31, 2007
Deposits	$2,402,554	$2,298,705
Borrowed Money	297,901	206,326
Other Liabilities	21,236	21,347

Total Liabilities	2,721,691	2,526,378

Commitments and Contingencies
Shareholders’ Equity
Nonvoting Common Stock, Par Value $1 per Share; 10,000,000 Shares Authorized, Zero Shares Issued and Outstanding in 2008 and 2007, Respectively	—	—
Common Stock, Par Value $1 per Share; 50,000,000 Shares Authorized, 23,259,539 and 18,912,264 Shares Issued and Outstanding in 2008 and 2007, Respectively	23,260	18,912
Paid-In Capital	252,193	220,504
Retained Earnings (Deficit)	(105,546)	63,011
Restricted Stock – Unearned Compensation	(50)	(39)
Accumulated Other Comprehensive (Loss) Gain, Net of Tax	(3,195)	4,305

Total Shareholders’ Equity	166,662	306,693

Total Liabilities and Shareholders’ Equity	$2,888,353	$2,833,071

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Loans, Including Fees	$31,363	$46,351	$101,666	$134,588
Investment Securities	3,941	2,844	11,104	7,664
Federal Funds Sold and Other	846	448	1,811	1,599

	36,150	49,643	114,581	143,851

Interest Expense
Deposits	21,061	24,841	66,538	68,986
Subordinated Debentures	658	799	2,054	2,380
Federal Home Loan Bank Advances	1,087	654	2,436	1,997
Federal Funds Purchased and Repurchase Agreements	130	517	678	1,493
Notes Payable and Other	1,190	51	2,276	54

	24,126	26,862	73,982	74,910

Net Interest Income	12,024	22,781	40,599	68,941

Provision for Loan Losses	26,359	9,400	98,941	12,660

Net Interest Income (Loss) After Provision for Loan Losses	(14,335)	13,381	(58,342)	56,281

Noninterest Income
Service Charges on Deposits	2,425	2,356	6,965	6,830
Mortgage Origination and Related Fees	650	1,170	2,451	3,480
Securities Gains (Losses)	—	(5)	2,035	(3)
Other	689	1,080	3,265	4,135

	3,764	4,601	14,716	14,442

Noninterest Expense
Salaries and Employee Benefits	7,803	8,852	24,619	27,497
Occupancy and Equipment	1,848	1,559	4,898	4,594
Foreclosed Property Expenses	5,924	1,153	10,360	2,050
Professional Fees	709	971	2,132	2,277
Marketing Expense	400	664	1,242	2,024
Amortization-Core Deposit Intangible	203	246	681	739
Goodwill Impairment	—	—	109,701	—
Other	4,163	3,615	11,578	10,310

	21,050	17,060	165,211	49,491

Income (Loss) Before Income Taxes	(31,621)	922	(208,837)	21,232
Income Tax Expense (Benefit)	(11,472)	347	(43,045)	7,771

Net Income (Loss)	$(20,149)	$575	$(165,792)	$13,461

Basic Earnings (Loss) Per Share	$(0.87)	$0.03	$(7.50)	$0.70

Diluted Earnings (Loss) Per Share	$(0.87)	$0.03	$(7.50)	$0.69

Cash Dividends Per Share	$—	$0.09	$0.13	$0.26

Weighted Average Common Shares Outstanding:
Basic	23,247,824	19,075,958	22,103,040	19,142,901

Diluted	23,247,824	19,184,272	22,103,040	19,359,809

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss)	$(20,149)	$575	$(165,792)	$13,461
Other Comprehensive Income (Loss), Net of Income Tax
Unrealized Gains (Losses) on Securities Arising During the Period	3,767	1,440	(8,663)	(5)
Reclassification Adjustment	—	3	1,323	2

Unrealized Gains (Losses) on Securities	3,767	1,443	(7,340)	(3)
Change in Fair Value of Derivatives Used for Cash Flow Hedges	—	1,408	864	1,391
Amortization of Unrealized Gain on Termination of Cash Flow Hedge	(439)	—	(1,024)	—

Comprehensive Income (Loss)	$(16,821)	$3,426	$(173,292)	$14,849

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (IN THOUSANDS)

	Nonvoting Common Stock	Common Shares	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006	$—	19,186	$19,186	$224,565	$63,697	$(158)	$(552)	$(330)	$306,408
Cumulative Effect of Change in Accounting Principle					(608)				(608)
Cashless exercise of stock options		31	31	(31)					—
Stock Options Exercised		3	3	44					47
Stock-Based Compensation Awards				708					708
Amortization of Unearned Compensation						45			45
Cancellation of Restricted Stock		(3)	(3)	(57)		60			—
Shares Issued in Acquisition		11	11	239					250
Shares Issued to Employee Stock Purchase Plan		16	16	236					252
Shares Repurchased and Retired		(335)	(335)	(4,569)					(4,904)
Retirement of Treasury Shares		(20)	(20)	(310)				330	—
Change in Accumulated Other Comprehensive Income							1,388		1,388
Cash Dividends					(5,011)				(5,011)
Net Income					13,461				13,461

Balance, September 30, 2007	$—	18,889	$18,889	$220,825	$71,539	$(53)	$836	$—	$312,036

Balance, December 31, 2007		18,912	$18,912	$220,504	$63,011	$(39)	$4,305	$—	$306,693
Cumulative Effect of Change in Accounting Principle					(93)				(93)
Stock-Based Compensation Awards				341					341
Restricted Stock Issued		5	5	31		(36)			—
Amortization of Unearned Compensation						25			25
Shares Issued to Employee Stock Purchase Plan		32	32	139					171
Shares Issued in Rights Offering		4,311	4,311	23,744					28,055
Fair Value of Stock Warrants				5,565					5,565
Exchange of SARs for Nonvoting Warrants				1,869					1,869
Change in Accumulated Other Comprehensive Income							(7,500)		(7,500)
Cash Dividends					(2,672)				(2,672)
Net Loss					(165,792)				(165,792)

Balance, September 30, 2008	$—	23,260	$23,260	$252,193	$(105,546)	$(50)	$(3,195)	$—	$166,662

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

(IN THOUSANDS)

	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(165,792)	$13,461
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) from Operating Activities:
Stock-Based Compensation	341	708
Depreciation, Amortization and Accretion	2,857	3,295
Provision for Loan Losses	98,941	12,660
Goodwill Impairment	109,701	—
Securities Losses (Gains)	(2,035)	3
Loss on Sale of Other Real Estate	1,921	461
Provision for Other Real Estate Losses	3,892	49
Loss (Gain) on Sales of Loans	442	(152)
Net Change in Loans Held for Sale	2,825	10
Payable for Purchased Securities	—	(21,544)
Termination of Cash Flow Hedge	6,333	—
Net Change in Other Assets	(39,730)	(9,459)
Net Change in Other Liabilities	(204)	(2,475)
Other, Net	(1,276)	(3)

	18,216	(2,986)

Cash Flows from Investing Activities
Interest-Bearing Deposits with Other Banks	5,828	(4,252)
Purchase of Investment Securities Available for Sale	(265,796)	(64,931)
Proceeds from Disposition of Investment Securities
Available for Sale	220,644	67,671
Held to Maturity	—	240
Federal Home Loan Bank Stock, Net	(5,554)	(307)
Loans to Customers, Net of Repayments	(22,040)	(300,105)
Premises and Equipment, Net	(2,029)	(3,506)
Purchase of Low Income Housing Tax Credits	(2,955)	(3,695)
Proceeds from Sales of Other Real Estate	23,968	13,762
Other, Net	(1,363)	(198)

	(49,297)	(295,321)

Cash Flows from Financing Activities
Interest-Bearing Deposits	117,192	237,392
Noninterest-Bearing Deposits	(13,343)	(17,221)
Dividends Paid	(2,672)	(5,011)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	(37,074)	31,077
Borrowed Money, Net	137,024	(3,300)
Issuance (Purchase) of Common Stock	28,305	(4,605)

	229,432	238,332

Net Increase (Decrease) in Cash and Cash Equivalents	198,351	(59,975)
Cash and Cash Equivalents, Beginning	98,256	156,903

Cash and Cash Equivalents, Ending	$296,607	$96,928

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries: Security Interim Holding Corporation (SBKC Interim); Security Bank of Bibb County located in Macon, Georgia; Security Bank of Houston County located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro located in Woodstock, Georgia; Security Bank of North Fulton located in Alpharetta, Georgia; Security Bank of Gwinnett County located in Suwanee, Georgia; and Security Real Estate Services, Inc., formerly Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County, which has offices throughout Georgia. All significant intercompany accounts have been eliminated in consolidation. SBKC Interim was formed in April 2008 for the purpose of issuing $40.0 million of subordinated notes. During the quarter ended March 31, 2008, we sold CFS Wealth Management, LLC (CFS) back to the original owner. The entity’s assets and results of operations were not material to the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement would be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company adopted SFAS No. 157 on January 1, 2008 and there was no impact on the Company’s beginning retained earnings balance. See Note 12, Fair Value of Financial Instruments, for related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Among its other provisions, SFAS No. 159 permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 on January 1, 2008. The Company elected not to use the fair value option on any of its eligible items; therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because it (1) is directed to the auditor rather than the entity, (2) is complex, and (3) ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.

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

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

(2) Investment Securities

Investment securities as of September 30, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities Available for Sale
Mortgage Backed and Collateralized Mortgage Obligations	$337,610	$886	$(9,615)	$328,881
State, County and Municipal	2,315	—	(199)	2,116
Other Securities	1,941	13	(728)	1,226

	$341,866	$899	$(10,542)	$332,223

Securities Held to Maturity
U.S. Government Agencies	$1,000	$—	$(1)	$999

Investment securities as of December 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In Thousands)
Securities Available for Sale
Mortgage Backed and Collateralized Mortgage Obligations	$212,800	$1,842	$(492)	$214,150
U.S. Government Agencies	59,538	436	(28)	59,946
State, County and Municipal	20,210	238	(211)	20,237
Other Securities	1,958	—	(135)	1,823

	$294,506	$2,516	$(866)	$296,156

Securities Held to Maturity
U.S. Government Agencies	$1,000	$—	$(1)	$999

Unrealized holding (losses) gains, net of tax, on securities available for sale of ($6.3 million) and $1.1 million have been charged and credited, respectively, to shareholders’ equity as of September 30, 2008 and December 31, 2007.

(3) Loans Receivable, Net

Loans receivable are comprised of the following:

	September 30, 2008	December 31, 2007
	(In Thousands)
Construction and Land Development	$1,049,178	$1,165,719
Real Estate-Other	768,109	794,211
Commercial and Industrial	167,357	161,910
Consumer	63,539	61,757
Agricultural	3,263	1,225

	2,051,446	2,184,822
Allowance for Loan Losses	(60,442)	(31,698)
Unearned Interest and Fees	(1,337)	(2,509)

	$1,989,667	$2,150,615

(4) Allowance for Loan Losses

The following table presents the Company’s activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)
Balance beginning of period	$48,452	$24,108	$31,698	$22,336
Charge-Offs	(16,000)	(6,690)	(79,074)	(8,665)
Recoveries	1,631	314	8,877	801
Provision for Loan Losses	26,359	9,400	98,941	12,660

Balance end of period	$60,442	$27,132	$60,442	$27,132

(5) Goodwill

Goodwill for the Company’s single reporting unit is tested annually for impairment. For the November 30, 2007 testing date, it was determined that the fair value of the reporting unit was greater than the carrying value of the reporting unit. Due to the ongoing weakness in the credit markets and residential real estate, we began quarterly testing in 2008. Our test for the second quarter indicated the goodwill was impaired due to a decline in the fair value of the reporting unit. The lower value in the second quarter of 2008 is attributable to lower market valuations for banking institutions in the first half of 2008, the continued weakening of the credit market in the first half of 2008 and the decline in real estate values, particularly in the metropolitan Atlanta area and coastal Florida. We determined the fair value of the Company from two approaches: the market approach and the market capitalization approach. The amount of the 2008 goodwill impairment was $109.7 million.

(6) Deposits

Components of deposits are as follows:

	September 30, 2008	December 31, 2007
	(In Thousands)
Time Deposits, $100,000 and Over	$1,106,411	$1,035,643
Other Time Deposits	761,857	546,144
Interest-Bearing Demand	374,579	543,420
Demand	145,416	158,759
Savings	14,291	14,739

	$2,402,554	$2,298,705

(7) Borrowed Money

Borrowed money is comprised of the following:

	September 30, 2008	December 31, 2007
	(In Thousands)
Federal Home Loan Bank Advances	$193,695	$77,171
Subordinated Debentures (Trust Preferred Securities)	41,238	41,238
Notes Payable, Net of Discount	31,625	—
Federal Funds Purchased	—	33,477
Securities Sold Under Agreement to Repurchase	31,343	34,940
Advances Under Revolving Lines of Credit	—	19,500

Total Borrowed Money	$297,901	$206,326

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. The interest income received from the Company’s trusts totaled $61,270 and $71,054 for the nine-month periods ended September 30, 2008 and 2007, respectively. The interest expense paid to the trusts totaled $2,054,424 and $2,380,287 for the nine-month periods ended September 30, 2008 and 2007, respectively.

On April 28, 2008, Company entered into a Subordinated Note and Securities Purchase Agreement by and among the Company, SBKC Interim, and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which the Company sold, through SBKC Interim, $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after five years at a premium and mature in 2018. The subordinated debt has been structured to qualify as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, the Company issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company’s common stock at an exercise price of $6.58 per share, subject to certain adjustments (the voting warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (SARs) that entitled the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s Common Stock price above the exercise price of $6.58 per share, subject to certain adjustments. The $40.0 million face amount of the Notes was allocated to the Notes, the voting warrants and the SARs based on their fair values of $31.3 million, $5.6 million and $3.1 million, respectively. During the three and nine-month periods ended September 30, 2008, the Company amortized $218,465 and $364,108 of the $8.7 million discount on the Notes.

On June 26, 2008, at a Special Shareholders’ Meeting, our shareholders approved two proposals: (1) an amendment to the Amended and Restated Articles of Incorporation authorizing nonvoting common stock and (2) the exchange of the SARs on a one-for-one basis for nonvoting warrants, which are exercisable for nonvoting common stock. On June 27, 2008, we effected the exchange of the SARs for the nonvoting warrants, which may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of nonvoting common stock. In addition, the nonvoting common stock is convertible into shares of common stock under certain limited circumstances. As a result, as of September 30, 2008, there were approximately 6.1 million shares of common stock reserved for the voting warrants and nonvoting warrants and approximately 3.5 million shares of nonvoting stock reserved for the nonvoting warrants.

(8) Share-Based Compensation Plans

A summary of option transactions for the nine months ended September 30, 2008 follows:

	Shares Under Incentive Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2007	1,807,839	$18.10
Granted	—	—
Forfeited	150,558	20.93
Exercised	—	—

Outstanding, September 30, 2008	1,657,281	$18.04	$—	7.21

Eligible to be Exercised, September 30, 2008	621,529	$14.92	$—	5.26

(9) Earnings (Loss) Per Share

Due to the net loss in 2008, basic shares were used to calculate diluted earnings per share. Adding common stock equivalents to the denominator would result in anti-dilution.

The following presents earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic Earnings (Loss) Per Share
Net Income (Loss) Per Common Share	$(0.87)	$0.03	$(7.50)	$0.70
Weighted Average Common Shares	23,247,824	19,075,958	22,103,040	19,142,901
Diluted Earnings (Loss) Per Share
Net Income (Loss) Per Common and Common Equivalent Share	$(0.87)	$0.03	$(7.50)	$0.69
Weighted Average Common Shares and Common Stock Equivalents	23,247,824	19,184,272	22,103,040	19,359,809

For the three- and nine month periods ended September 30, 2008, 7,812,919 and 4,442,195 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for Security Bank Corporation stock of $15.10 and $17.64 for the three- and nine-month periods ended September 30, 2007, respectively. The Company’s stock is quoted on the Nasdaq Global Select Market under the symbol “SBKC”.

(10) Regulatory Capital Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2008, the Company and its banking subsidiaries meet all capital adequacy requirements to which they are subject and the Banks are classified as “well capitalized” under the regulatory framework for prompt corrective action.

The Company’s actual ratios as of September 30, 2008 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Capital Adequacy	4.00%	8.00%	4.00%
Well Capitalized	6.00%	10.00%	5.00%
Security Bank Corporation (Consolidated)	8.67%	11.39%	6.66%
Security Bank of Bibb County	8.85%	10.12%	7.14%
Security Bank of Houston County	9.34%	10.59%	6.74%
Security Bank of Jones County	9.01%	10.26%	6.32%
Security Bank of North Metro	8.92%	10.19%	7.39%
Security Bank of North Fulton	9.17%	10.43%	7.11%
Security Bank of Gwinnett County	8.85%	10.17%	6.80%

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

(13) Contingent Liabilities

The Company and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business, all of which are being vigorously contested. In the regular course of business, management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever management believes that such losses are probable and can be reasonably estimated. At the present time, management believes, based on currently available information, that the anticipated final resolution of pending legal proceedings will not have a material impact on the Company’s consolidated financial condition or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of the Company and its subsidiaries’ financial condition and results of operations as of and for the three-month and nine-month periods ended September 30, 2008 and 2007. The historical financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Quarterly Report on Form 10-Q include, but are not limited to:

•

the effects of the current global economic crisis, including, without limitation, the recent and dramatic deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring increases in our provision for loan losses, or a reduced demand for credit, which would reduce earning assets;

•	the U.S. government’s proposed plan to purchase large amounts of illiquid mortgage-backed and other securities from financial institutions may not have the desired impact on the financial markets;

•

possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	the imposition of enforcement orders, capital directives or other enforcement actions by our regulators;

•	our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•	adverse changes in the status or financial condition of the Government Sponsored Enterprises (the GSEs) impacting the GSEs’ guarantees or ability to pay or issue debt;

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

•

the risks of merger, acquisitions and divestitures, including with out limitation, the costs of integrating our operations, potential customer loss and deposit attrition and the failure to achieve expected gains, revenue growth and expense savings from such a transaction;

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

As of September 30, 2008, we had 448 employees on a full-time equivalent basis.

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

During the first quarter of 2008, we implemented a capital plan to enhance and strengthen the levels of capital at the Company such that we could maintain the resources needed to maintain “well capitalized” levels of regulatory capital at each of the Banks. We believed such a plan was necessary in light of the continuing and substantial deterioration of the residential real estate markets nationally and in our local markets. This continued deterioration has resulted in increasingly higher levels of nonperforming assets, higher provisions for loan losses and associated expenses.

Our capital plan includes the following steps:

Rights Offering

On February 11, 2008, we distributed non-transferable rights to subscribe for and purchase up to 5,319,148 shares of our common stock to our then-current shareholders. In the offering, each shareholder received a right to purchase 0.28121 shares of common stock, at a subscription price of $6.58 per share, for each share owned on the record date. Shareholders who exercised their full basic subscription right were also able to exercise an oversubscription right enabling such shareholder to purchase shares remaining after the exercise of all other shareholders’ basic subscription rights. In conjunction with the rights offering, we entered into a standby purchase agreement with two shareholders, one of whom is a director of the holding company and one of whom is a director of a subsidiary bank, pursuant to which these shareholders agreed to purchase up to $18 million of common stock remaining after the exercise of shareholders’ basic and oversubscription rights. This aggregate amount included all of the shares purchasable by these two individuals in connection with their basic subscription privileges along with their standby commitment. The offering closed on March 10, 2008, and we raised approximately $28.1 million.

Subordinated Notes

On April 28, 2008, we entered into a Subordinated Note and Securities Purchase Agreement by and among the Company, SBKC Interim, and private equity funds managed by FSI Group, LLC (the Purchasers), pursuant to which we sold $40 million of subordinated notes (the Notes). The Notes were sold to the Purchasers in a private offering, bear an interest rate of 9.5%, are callable after five years at a premium and mature in 2018. The subordinated debt has been structured to qualify as Tier 2 regulatory capital on a consolidated basis.

In connection with the issuance and sale of the Notes by SBKC Interim, the Company issued to the Purchasers immediately exercisable warrants to purchase 2,552,717 shares of the Company’s voting common stock at an exercise price of $6.58 per share, subject to certain adjustments (the voting warrants). The Company also issued to the Purchasers 3,526,310 stock appreciation rights (SARs) that entitle the holders, upon exercise, to receive a cash payment from the Company in an amount equal to the number of SARs outstanding multiplied by the excess of the Company’s common stock price above the exercise price of $6.58 per share, subject to certain adjustments. On June 26, 2008, at a Special Shareholders’ Meeting, our shareholders approved two proposals: (1) an amendment to the Amended and Restated Articles of Incorporation authorizing nonvoting common stock and (2) the exchange of the SARs on a one-for-one basis for nonvoting warrants, which are exercisable for nonvoting common stock. On June 27, 2008, we completed the exchange of the SARs for the nonvoting warrants, which may be exercised at a price of $5.92 per share, subject to certain adjustments, to purchase 3,526,310 shares of nonvoting common stock. In addition, the nonvoting common stock is convertible into shares of voting common stock under certain limited circumstances.

We used a portion of the proceeds from the Notes to pay off and terminate the holding company lines of credit. We have and will continue to use the remainder of the proceeds for general corporate purposes, which will include infusing additional capital in our Banks so that they will maintain “well capitalized” levels of regulatory capital.

The Purchasers have been granted certain registration rights with respect to any common stock of the Company issued or issuable to the Purchasers in respect of their holdings of voting warrants, nonvoting warrants or nonvoting common stock, which is set forth in a Registration Agreement between the Company and the Purchasers.

Other Steps

During the first quarter of 2008 we also completed cost saving steps aimed at achieving a targeted reduction of noninterest expenses of $3.0 million for 2008. Finally, we suspended our quarterly cash dividend and all Board of Directors’ fees during the third quarter of 2008. We also restructured our investment portfolio to include more securities of a lower risk weighting by selling certain securities with higher risk weightings.

Third Quarter Update

During the third quarter of 2008, the economic crisis that had been confined to residential real estate and subprime lending evolved into a global economic crisis that negatively impacted not only liquidity and credit quality but also economic indicators such as the labor market, volatile equity markets and declining home values. The capital and credit markets experienced extreme volatility and disruption at unprecedented levels as economic fears and illiquidity persisted. The markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Additionally, certain financial institutions failed or merged with other institutions and FNMA and FHLMC entered into conservatorship with the U.S. government. During September the federal government relied on nearly every legal authority available to address the unfolding crisis, including direct and indirect financial assistance, government takeovers and the bankruptcy process.

In October, the Congress passed and the President signed into law the Emergency Economic Stabilization Act of 2008 (the EESA). The EESA provides up to $700 billion of relief for financial institutions holding troubled residential and commercial mortgage loans and other assets. The major components of the EESA include:

•

Troubled Asset Relief Program (TARP). Under the TARP, the Treasury Department may purchase and hold up to $700 billion in troubled assets which are defined as residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008 and that the Secretary determines promotes financial market stability.

•

Capital Purchase Program (CPP). The CPP allocates up to $250 billion of the $700 billion under TARP that Treasury may use to inject capital into qualifying financial institutions via acquiring senior preferred stock in the institutions. The senior preferred stock would be perpetual, receive cumulative dividends of 5% for the first five years and 9% thereafter, be callable at par after three years and come with warrants for common equity equal to 15% of the amount of the preferred stock. The Federal Reserve Board has adopted an interim rule that allows bank holding companies to include in capital without restriction the senior preferred stock issued to the Treasury in Tier 1 capital.

•	Program for Systemically Significant Failing Institutions. This program will potentially provide direct assistance to certain failing firms on terms negotiated on a case-by-case basis.

Under each of these plans, the qualifying institutions must agree to certain compensation and governance guidelines applicable to the Chief Executive Officer, Chief Financial Officer and the next three highest paid officers of the institution. The compensation guidelines include these provisions: incentive compensation plans should not include provisions that would encourage reckless or high risk activities in order to qualify for the incentive compensation; a clawback provision that bonuses or other incentive compensation received based on financial results that are later found to be inaccurate would be returned to the institution; executive compensation in excess of $500,000 per executive officer may not be deducted for income tax purposes; and a prohibition against making a golden parachute payment based on the Internal Revenue Code provision.

Presently, we cannot determine whether these steps undertaken by the federal government will be successful or not. Nor can we determine the full effects of these steps on the Company; however, we are currently reviewing these programs to determine in which, if any, the Company will participate.

Financial Condition

At September 30, 2008, our total assets were $2.89 billion compared to $2.83 billion at December 31, 2007. The increase in total assets compared to December 31, 2007 is primarily due to increases in cash and cash equivalents, investment securities, other real estate and other assets, offset by decreases in loans receivable and goodwill.

Assets

The composition of our assets is as follows:

(In Thousands)	September 30, 2008	December 31, 2007	$ Change	% Change
Cash and Due From Banks	$283,238	$91,644	$191,594	209.1%
Federal Funds Sold	13,369	6,612	6,757	102.2%
Interest-Bearing Deposits With Other Banks	1,187	7,015	(5,828)	-83.1%
Investment Securities	333,223	297,156	36,067	12.1%
Federal Home Loan Bank Stock	13,797	8,243	5,554	67.4%
Loans Held For Sale	4,780	7,605	(2,825)	-37.1%
Loans Receivable, Net	1,989,667	2,150,615	(160,948)	-7.5%
Premises and Equipment	38,561	43,171	(4,610)	-10.7%
Long-Lived Assets Held For Sale	4,808	—	4,808	100.0%
Other Real Estate	83,362	28,175	55,187	195.9%
Goodwill	18,373	128,571	(110,198)	-85.7%

Core Deposit Intangible, net	3,444	4,125	(681)	-16.5%
Accrued Interest Receivable	15,193	24,254	(9,061)	-37.4%
Other Assets	85,351	35,885	49,466	137.8%

	$2,888,353	$2,833,071	$55,282	2.0%

Cash and Cash Equivalents

The increase of $198.4 million is due primarily to the sale of other real estate, increased borrowings from the Federal Home Loan Bank and the issuance of notes payable in an effort to bolster on-balance sheet liquidity in response to current economic conditions. See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the nine months ended September 30, 2008 and 2007.

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

During the nine-month period ended September 30, 2008, the Company sold certain U.S. Government sponsored mortgage-backed securities and reinvested the proceeds into securities with lower risk-weightings in order to make the portfolio more capital efficient. Compared to December 31, 2007, investment securities increased $36.1 million or 12.1%. At September 30, 2008 and December 31, 2007, the securities portfolio accounted for approximately 11.5% and 10.5%, respectively, of total assets.

The investment securities portfolio primarily consists of U.S. Government sponsored collateralized mortgage obligation bonds, agency mortgage-backed securities and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. Substantially all of our mortgage-backed and collateralized mortgage obligation bonds are Government National Mortgage Association issued, and we do not have any bonds secured by subprime mortgages. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow down and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Loans Receivable, Net

Loans receivable, net decreased approximately $160.9 million from December 31, 2007 as a result of $70.2 million in charge-offs and $83.6 million in foreclosures. Additionally, due to the fact that adverse market conditions have restrained the pace of new real estate project financing, we have significantly slowed the origination of new loans when compared with previous periods. Furthermore, during the third quarter of 2008, loans of $30 million were sold in connection with the sale of a loan production office of Security Bank of Bibb County in Bogart, GA.

Risk Elements and Allowance for Loan Losses (ALL)

Nonperforming assets consist of nonaccrual loans, loans 90 days past due and accruing and other real estate, which is real estate acquired through foreclosure. As a result of continued deteriorating conditions primarily in the residential real estate and development market, nonperforming assets increased to $283.3 million or 9.8% of total assets at September 30, 2008, compared to 8.7%, 7.9% and 2.8% of total assets at June 30, 2008, March 31, 2008 and December 31, 2007, respectively.

The following table presents our nonperforming assets as of the dates indicated:

(In Thousands)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Nonaccrual Loans	$199,907	$186,139	$186,520	$50,635
Loans 90 Days Past Due and Accruing	—	—	68	242
Other Real Estate	83,362	62,814	35,749	28,175

Total Nonperforming Assets	$283,269	$248,953	$222,337	$79,052

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in late summer of 2007 and has continued through the third quarter of 2008. A significant portion of the loan portfolios of our metropolitan Atlanta banks and SRES, Inc. is concentrated in loans to residential builders and developers. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue.

Nonaccrual loans increased sequentially by $13.8 million during the quarter ended September 30, 2008. There was significant movement within these loans during the period as $14.4 million of nonaccrual loans were charged-off, $30.9 million went into foreclosure, $66.9 million of loans went on nonaccrual status and $7.8 million was collected or upgraded to accrual status. At September 30, 2008, the 10 largest nonaccrual loans comprised $99.1 million or 50% of the total and all were collateralized by residential real estate.

Other real estate increased sequentially by $20.5 million during the quarter ended September 30, 2008, as we foreclosed on $30.9 million of real estate, sold $8.1 million of real estate and recorded provision for losses of $2.9 million. Of the total balance of $83.4 million of other real estate at September 30, 2008, the largest component is residential lots at 41%, followed by single family homes at 33%, raw land at 25% and commercial property at 1%.

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

In assessing the adequacy of the ALL, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. The Credit Quality Committee, which is a committee comprised of members of the Boards of Directors of the Company and its subsidiaries, regularly reviews the ALL process and results.

Goodwill

The Company wrote its goodwill down by $109.7 million during the second quarter of 2008. In 2008, we began quarterly tests of goodwill for impairment due to the ongoing decline in the Company’s stock price combined with the ongoing crises in the credit markets and residential real estate. The Company recorded significant amounts of goodwill in connection with the acquisitions we made from 2000 to 2006. The companies we acquired have contributed significantly to the Company. However, our market valuation as a whole has been significantly affected with concerns related to commercial banks, housing and real estate lending operations. We determined the fair value of the Company from two approaches: the market approach and the market capitalization approach. We concluded that $109.7 million of the goodwill was impaired and was required to be expensed as a non-cash charge during the second quarter of 2008.

Other Assets

Other assets increased largely as a result of the increase in the Company’s income tax benefit of approximately $39.7 million, resulting from the net loss incurred during 2008. The increase is also related to the unrealized loss on our bond portfolio during 2008, which resulted in an increase in related deferred taxes of $4.0 million. Further, we paid the final installment to a low income housing tax credit fund totaling $2.6 million during the nine months ended September 30, 2008.

Liabilities

The composition of liabilities is as follows:

(In Thousands)	September 30, 2008	December 31, 2007	$ Change	% Change
Deposits	$2,402,554	$2,298,705	$103,849	4.5%
Borrowed Money	297,901	206,326	91,575	44.4%
Other Liabilities	21,236	21,347	(111)	-0.5%

	$2,721,691	$2,526,378	$195,313	7.7%

Deposits

The increase in total deposits of approximately $103.8 million is due primarily to an increase in the use of brokered and wholesale certificates of deposit in effort to enhance our liquidity position due to current upheaval in the banking industry and the U.S. economy. Due to decreases in the interest rates on these deposits since December 2007 and the decrease in demand deposits during the period, we have increased our use of these deposits as a funding source. Further discussion of our use of brokered and wholesale certificates of deposit is included below in the Liquidity section of this discussion.

Borrowed Money

The increase in borrowed money is primarily related to the sale of $40 million of subordinated notes (net balance of $31.6 million at September 30, 2008) and the $116.5 million increase in advances from the Federal Home Loan Bank, offset by the $19.5 million payoff and termination of the holding company lines of credit and a $33.5 million reduction in the federal funds purchased balance.

The Company utilizes its credit with the Federal Home Loan Bank and federal funds lines as necessary to meet funding needs. At the request of the Federal Reserve Bank of Atlanta, our Board of Directors approved a resolution stating that we will not incur additional debt at the holding company without the prior written approval of the Federal Reserve Bank of Atlanta. See Overview section above for further discussion of the $40 million subordinated notes issued during April 2008.

Equity

In March 2008, we completed a rights offering of common stock to our shareholders. We issued 4,311,359 shares and generated net proceeds of approximately $28.1 million. We utilized the proceeds to maintain the Banks’ “well capitalized” regulatory status and for general corporate purposes including the reduction of borrowings under our lines of credit.

At September 30, 2008, total equity was $166.7 million or 5.8% of total assets compared to $306.7 million or 10.8% of total assets as of December 31, 2007. The decrease in equity is due primarily to the net loss of $165.8 million, the reduction in accumulated other comprehensive income of $7.5 million related to unrealized losses on our available for sale bond portfolio and dividends paid, offset partially by the proceeds from the $28.1 million of common stock issued in connection with the rights offering, and the exchange of the SARs for the nonvoting warrants totaling $7.4 million.

Results of Operations

Net Income (Loss)

Net income (loss) for the three- and nine-month periods ended September 30, 2008 was ($20.1 million) or ($0.87) diluted loss per share and ($165.8 million) or ($7.50) diluted loss per share, respectively, compared to $0.6 million or $0.03 diluted earnings per share and $13.5 million or $0.69 diluted earnings per share in the same periods of the preceding year, respectively. The decrease in net income for the three-month period ended September 30, 2008 is primarily attributable to a $15.0 million decrease in interest income recognized on outstanding loans and a $17.0 million increase in the provision for loan losses, both of which are directly related to the substantial increase in nonperforming assets during 2008. The decrease in net income for the nine-month period ended September 30, 2008 is primarily attributable to the goodwill impairment charge of 109.7 million, an increase of $86.3 million in the provision for loan losses and a reduction of interest income on outstanding loans of $32.9 million. The decreases in net income resulting from these additional charges and reductions in interest income are offset by the recognition of income tax benefits of $11.2 million and $42.8 million during the three- and nine month periods ended September 30, 2008, respectively.

Net Interest Income

The net interest margin of the Company was 1.82% for the three-month period ended September 30, 2008 compared to 3.81% for the same three-month period of the preceding year. Total interest income decreased to $36.2 million for the three-month period ended September 30, 2008, from $49.8 million during the comparable prior year period. The decrease in total interest income is due primarily to a $14.9 million decrease in interest generated from loans receivable, which resulted mainly from a 273 basis point decline in the yield on these assets. The decline in the yield on loans receivable is the result of rate decreases during 2007 as well as forfeited interest from nonperforming assets and reversal of interest on nonaccrual loans, which reduced the yield by 71 and 15 basis points, respectively. Total interest expense decreased $2.7 million to $24.1 million as a result of a 161 basis point decrease in the cost of interest-bearing demand and savings deposits and a decrease in the volume of these deposits.

The net interest margin of the Company was 2.09% for the nine-month period ended September 30, 2008 compared to 4.04% for the same nine-month period of the preceding year. Total interest income decreased to $114.7 million for the nine-month period ended September 30, 2008, from $144.2 million during the comparable prior year period. The decrease in total interest income is due primarily to a $32.8 million decrease in interest generated from loans receivable, which resulted mainly from a 249 basis point decline in the yield on these assets. The decline in the yield on loans receivable is the result of rate decreases during 2008 and the addition of nonperforming assets and reversal of interest on nonaccrual loans, which reduced the yield by 60 and 27 basis points, respectively. Total interest expense did not change significantly from the same nine-month period of the preceding year.

The following table represents the effective yields and costs of funds for the three-month periods ended September 30:

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,108,224	$31,297	5.91%	$2,123,612	$46,232	8.64%
Loans Held for Sale	3,869	66	6.79	6,367	119	7.42
Investment Securities-Taxable	343,503	3,915	4.53	199,898	2,639	5.24
Investment Securities- Tax-Exempt, Tax Equivalent Basis	2,272	41	7.18	20,481	315	6.10
Interest-Bearing Deposits With Other Banks	9,254	46	1.98	8,059	109	5.37
Federal Funds Sold	160,013	780	1.94	23,719	315	5.25
Other Interest-Earning Assets	1,238	20	6.43	1,238	24	7.69

Total Interest-Earning Assets	2,628,373	36,165	5.47	2,383,374	49,753	8.28

Noninterest-Earning Assets	234,855			264,926

Total Assets	$2,863,228			$2,648,300

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
NOW, Money Market and Savings	$429,694	$2,292	2.12%	$544,389	$5,115	3.73
Time Deposits	1,808,710	18,769	4.13	1,472,744	19,725	5.31

Total Interest-Bearing Deposits	2,238,404	21,061	3.74	2,017,133	24,840	4.89

Borrowings
FHLB Advances	157,728	1,087	2.74	48,340	656	5.38
Subordinated Debentures	41,238	658	6.36	41,238	799	7.69
Federal Funds Purchased and Securities Under Agreement to Repurchase	32,168	130	1.61	41,946	517	4.89
Notes Payable and Other	31,487	1,190	15.04	2,804	50	7.07

Total Borrowings	262,621	3,065	4.64	134,328	2,022	5.97

Total Interest-Bearing Liabilities	2,501,025	24,126	3.84	2,151,461	26,862	4.95

Noninterest-Bearing Liabilities	177,863			180,779
Shareholders’ Equity	184,340			316,060

Total Liabilities and Shareholders’ Equity	$2,863,228			$2,648,300

Interest Rate Spread			1.63%			3.33%

Net Interest Income		$12,039			$22,891

Net Interest Margin			1.82%			3.81%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From September 30, 2007 to September 30, 2008
	Volume	Rate	Net Change
	(In Thousands)
Interest Income
Loans Receivable	$(334)	$(14,600)	$(14,934)
Loans Held For Sale	(47)	(6)	(53)
Investment Securities—Taxable	1,891	(616)	1,275
Investment Securities—Tax-Exempt	(279)	5	(274)
Interest-Bearing Deposits With Other Banks	16	(79)	(63)
Federal Funds Sold and Other	1,805	(1,344)	461

Total Interest Income	3,052	(16,640)	(13,588)

Interest Expense
Interest-Bearing Demand and Savings Deposits	(1,075)	(1,749)	(2,824)
Time Deposits	4,487	(5,443)	(956)
Borrowings:
FHLB Advances	1,480	(1,049)	431
Subordinated Debentures	—	(140)	(140)
Federal Funds Purchased and Securities Under Agreement to Repurchase	(120)	(267)	(387)
Notes Payable and Other	1,140	—	1,140

Total Interest Expense	5,912	(8,648)	(2,736)

Net Interest Income	$(2,860)	$(7,992)	$(10,852)

The following table represents the effective yields and costs of funds for the nine-month periods ended September 30:

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans Receivable	$2,152,068	$101,432	6.30%	$2,042,883	$134,240	8.79%
Loans Held for Sale	4,846	234	6.45	6,557	348	7.10
Investment Securities-Taxable	326,184	10,958	4.49	182,893	7,044	5.15
Investment Securities- Tax-Exempt, Tax Equivalent Basis	4,155	226	7.27	20,422	954	6.25
Interest-Bearing Deposits With Other Banks	5,391	99	2.45	5,095	206	5.41
Federal Funds Sold	100,961	1,651	2.18	33,459	1,322	5.28
Other Interest-Earning Assets	1,238	61	6.58	1,238	71	7.67

Total Interest-Earning Assets	2,594,843	114,661	5.90	2,292,547	144,185	8.41
Noninterest-Earning Assets	265,917			247,800

Total Assets	$2,860,760			$2,540,347

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
NOW, Money Market and Savings	$475,500	$8,564	2.41%	$534,761	$14,551	3.64
Time Deposits	1,717,616	57,974	4.51	1,373,523	54,434	5.30

Total Interest-Bearing Deposits	2,193,116	66,538	4.05	1,908,284	68,985	4.83

Borrowings
FHLB Advances	111,843	2,436	2.91	49,852	1,997	5.36
Subordinated Debentures	41,238	2,054	6.65	41,238	2,380	7.72
Federal Funds Purchased and Securities Under Agreement to Repurchase	37,480	678	2.42	39,957	1,498	5.01
Notes Payable and Other	24,721	2,276	12.30	945	50	7.07

Total Borrowings	215,282	7,444	4.62	131,992	5,925	6.00

Total Interest-Bearing Liabilities	2,408,398	73,982	4.10	2,040,276	74,910	4.91

Noninterest-Bearing Liabilities	184,482			187,168
Shareholders’ Equity	267,880			312,903

Total Liabilities and Shareholders’ Equity	$2,860,760			$2,540,347

Interest Rate Spread			1.80%			3.50%

Net Interest Income		$40,679			$69,275

Net Interest Margin			2.09%			4.04%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From September 30, 2007 to September 30, 2008
	Volume	Rate	Net Change
	(In Thousands)
Interest Income
Loans Receivable	$7,181	$(39,988)	$(32,807)
Loans Held For Sale	(91)	(23)	(114)
Investment Securities—Taxable	5,524	(1,611)	3,913
Investment Securities—Tax-Exempt	(761)	33	(728)
Interest-Bearing Deposits With Other Banks	12	(119)	(107)
Federal Funds Sold and Other	2,670	(2,351)	319

Total Interest Income	14,535	(44,059)	(29,524)

Interest Expense
Interest-Bearing Demand and Savings Deposits	(1,614)	(4,374)	(5,988)
Time Deposits	13,649	(10,109)	3,540
Borrowings:
FHLB Advances	2,486	(2,047)	439
Subordinated Debentures	0	(326)	(326)
Federal Funds Purchased and Securities Under Agreement to Repurchase	(93)	(726)	(819)
Notes Payable and Other	2,226	0	2,226

Total Interest Expense	16,654	(17,582)	(928)

Net Interest Income	$(2,119)	$(26,477)	$(28,596)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Balance, beginning of period	$48,452	$24,108	$31,698	$22,336
Charge-Offs
Construction and Land Development	(13,891)	(5,086)	(73,504)	(5,368)
Commercial, Financial and Agricultural	(486)	(105)	(1,605)	(494)
Real Estate – Other	(1,261)	(1,008)	(2,940)	(1,784)
Consumer	(362)	(491)	(1,025)	(1,019)

	(16,000)	(6,690)	(79,074)	(8,665)

Recoveries
Construction and Land Development	632	—	7,224	6
Commercial, Financial and Agricultural	119	48	317	203
Real Estate – Other	751	5	885	17
Consumer	129	261	451	575

	1,631	314	8,877	801

Net Charge-Offs	(14,369)	(6,376)	(70,197)	(7,864)

Provision for Loan Losses	26,359	9,400	98,941	12,660

Balance, end of period	$60,442	$27,132	$60,442	$27,132

We incurred net charge-offs of $14.4 million and $70.2 million and $6.4 million and $7.9 million during the three- and nine-month periods ended September 30, 2008 and 2007, respectively. The allowance for loan losses on September 30, 2008 was 2.95% of loans receivable compared to 1.25% at September 30, 2007. The increase in charge-offs in 2008 resulted from the substantial increase in our level of nonperforming assets.

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

Noninterest Income and Expense

The composition of noninterest income for the periods presented is as follows:

	Three Months Ended September 30,
(In Thousands)	2008	2007	$ Change	% Change
Service Charges on Deposits	$2,425	$2,356	$69	2.9%
Mortgage Origination and Related Fees	650	1,170	(520)	-44.4%
Securities Gains/Losses	—	(5)	5	-100.0%
Other	689	1,080	(391)	-36.2%

	$3,764	$4,601	$(837)	-18.2%

The decrease of $837,000 or 18% in noninterest income is due primarily to the following:

•	reduction of $0.5 million in mortgage originations and related fees resulting from decreased loan demand;

•

decrease of $0.1 million in commission fees earned by CFS professionals. The Company sold CFS during the first quarter of 2008 and therefore did not generate such fees in the third quarter of 2008; and

•

decrease of $0.2 million in commission fees on interim construction loans originated by SRES, Inc.; due to the downturn in the real estate market and high level of nonperforming assets which require the attention of loan officers, loan originations have declined from the prior year period.

The composition of noninterest income for the periods presented is as follows:

	Nine Months Ended September 30,
(In Thousands)	2008	2007	$ Change	% Change
Service Charges on Deposits	$6,965	$6,830	$135	2.0%
Mortgage Origination and Related Fees	2,451	3,480	(1,029)	-29.6%
Securities Gains/Losses	2,035	(3)	2,038	NM
Other	3,265	4,135	(870)	-21.0%

	$14,716	$14,442	$274	1.9%

The increase of $274,000 or 1.9% in noninterest income is due primarily to the following:

•

a $2.0 million dollar gain on sale of investment securities resulting from an increase in the level of investment securities sold, including certain U.S. Government sponsored mortgage-backed securities, during the period;

•	recognition of income of $1.3 million for the change in valuation of SARs;

•	reduction of $1.0 million in mortgage originations and related fees as a result of decreased loan demand;

•	loss of $0.5 million on the termination of our relationship with CFS in the first quarter of 2008;

•

decrease of $1.0 million in commission fees on interim construction loans originated by SRES, Inc., which is due to the decline in loan originations resulting from the downturn in the real estate market and high level of nonperforming assets; and

•	loss of $0.4 million in 2008 on sale of Small Business Administration loans compared to a gain of $0.2 million on the sale of such loans in 2007.

The composition of noninterest expense for the periods presented is as follows:

	Three Months Ended September 30,
(In Thousands)	2008	2007	$ Change	% Change
Salaries and Employee Benefits	$7,803	$8,852	$(1,049)	-11.9%
Occupancy and Equipment	1,848	1,559	289	18.5%
Foreclosed Property Expenses	5,924	1,153	4,771	413.8%
Professional Fees	709	971	(262)	-27.0%
Marketing Expense	400	664	(264)	-39.8%
Amortization-Core Deposit Intangible	203	246	(43)	-17.5%
Other	4,163	3,615	548	15.2%

	$21,050	$17,060	$3,990	23.4%

The increase of $4.0 million in noninterest expense is due primarily to the following:

•

An increase of $4.8 million in foreclosed property expenses, which also includes fees and expenses of legal counsel and other professionals, as a result of the increase in nonperforming assets from the third quarter 2007 levels to third quarter 2008 levels. We expect this elevated level of foreclosed property expenses to continue as we work through our problem assets.

•	a decrease of $0.4 million in directors’ fees as a result of the suspension of the payment of such fees beginning in the third quarter; and

•

decrease of $1.0 million in salaries and employee benefits due to a reduction in salaries of $0.4 million, commissions of $0.4 million, and other performance compensation of $0.2 million related to the decreased financial performance in 2008.

•

A decrease of $0.2 million in professional fees; however, given the difficult operating environment, the Company is likely to experience increased professional fees and expenses as a result of increased litigation and claims with borrowers, guarantors and co-lenders in connection with loans and loan participations

The composition of noninterest expense for the periods presented is as follows:

	Nine Months Ended September 30,
(In Thousands)	2008	2007	$ Change	% Change
Salaries and Employee Benefits	$24,619	$27,497	$(2,878)	-10.5%
Occupancy and Equipment	4,898	4,594	304	6.6%
Foreclosed Property	10,360	2,050	8,310	405.4%
Professional Fees	2,132	2,277	(145)	6.4%
Marketing	1,242	2,024	(782)	-38.6%
Amortization-Core Deposit Intangible	681	739	(58)	-7.8%
Goodwill Impairment	109,701	—	109,701	100.0%
Other	11,578	10,310	1,268	12.3%

	$165,211	$49,491	$115,720	233.8%

The increase of $115.7 million in noninterest expense is due primarily to the following:

•	goodwill impairment charge of $109.7 million;

•

An increase of $8.3 million in foreclosed property expenses, which also includes fees and expenses of legal counsel and other professionals, as a result of the increase in nonperforming assets from 2007 levels to 2008 levels. We expect this elevated level of foreclosed property expenses to continue as we work through our problem assets.

•

decrease of $2.9 million in salaries and employee benefits due to reductions of: $1.2 million in loan production commissions; $0.7 million in bonus and incentive plan expense; and $1.3 million in other performance based compensation resulting from the company’s decreased financial performance in 2008.

•

A decrease of $0.1 million in professional fees; however, given the difficult operating environment, the Company is likely to experience increased professional fees and expenses as a result of increased litigation and claims with borrowers, guarantors and co-lenders in connection with loans and loan participations

Income Taxes

Income tax (benefit) expense totaled ($11.5 million) and $0.3 million for the three-month periods ended September 30, 2008 and 2007, respectively. The effective tax rates for the 2008 and 2007 quarters were approximately 36.3% and 37.6%, respectively.

Income tax (benefit) expense totaled ($43.0 million) for the nine-month period ended September 30, 2008 compared to $7.8 million for the nine-month period ended September 30, 2007. These amounts resulted in effective tax rates of 20.6% and 36.6% for 2008 and 2007, respectively. Due to the goodwill impairment charge of $109.7 million incurred during the second quarter of 2008 (the majority of which is nontaxable), the effective tax rates for the nine-month period ended September 30, 2008 is lower than the corresponding period in 2007. Prior to the second quarter of 2008, the effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets.

Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 11.39% at September 30, 2008. Our Tier 1 risk-based capital ratio was 8.67% at September 30, 2008.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 6.66% at September 30, 2008.

The Federal Deposit Insurance Corporation Improvement Act established minimum capital requirements for all depository institutions and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be classified as “well capitalized,” it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive. At September 30, 2008, each of the Banks met the capital requirements to be classified as “well capitalized.”

As discussed in more detail in the Overview section, given the continuing substantial deterioration of the residential real estate markets nationally and in our local markets, we implemented a three-step plan to enhance and strengthen the levels of capital and liquidity at the holding company such that we could maintain the resources needed to maintain “well capitalized” levels of regulatory capital at each of the Banks. The three-step plan included a rights offering of our common stock, the issuance of subordinated notes, and a targeted reduction in noninterest expenses including the suspension of directors’ fees and dividends.

We are currently evaluating participation in the Capital Purchase Program (see Overview for details). Under this program, the Department of the Treasury would purchase between $22.1 million and $66.4 million in senior preferred stock from the Company (based on the Company’s risk-weighted assets as of September 30, 2008). The senior preferred stock would pay a dividend of 5% for three years and 9% thereafter. Additionally, the senior preferred stock would be callable at par after three years. We would also have to issue warrants to Treasury to purchase common stock with an aggregate market value equal to 15% of the preferred stock investment.

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

Our Asset/Liability Senior Management Committee (ALCO) and our recently formed Liquidity Task Force review a series of weekly reports related to liquidity-related issues such as loan pipelines, deposit pricing and upcoming deposit maturities, among others. These groups meet monthly and as needed to discuss these reports. Through various asset/liability management strategies, we maintain a balance among goals of liquidity, safety and earnings potential, with a current emphasis on liquidity and safety. Our Banks monitor internal policies that are consistent with regulatory liquidity guidelines.

The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2008, we held $332.2 million in bonds at current market value in our available for sale portfolio with $295.3 million or 89% pledged to secure various public funds deposits, federal funds lines and repurchase agreements and for other purposes.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A large percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At September 30, 2008 and December 31, 2007, our Banks had $1.11 billion and $1.04 billion, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 49% and 48% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. The Company compares relative interest costs to attract local core relationships to the cost associated with market rates of interest on various external deposit sources to help minimize our overall cost of funds.

In response to rate decreases on time deposits and reduced demand deposit balances, our Banks have increased deposit sources with brokered deposits and wholesale certificates of deposit. As of September 30, 2008 and December 31, 2007, the Banks reported $1.10 billion, or 46% of total deposits and $854.4 million, or 40% of total deposits in brokered and wholesale certificates of deposit, respectively.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our Banks in the FHLB program. Our Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks. At September 30, 2008, the Company has availability from all borrowing sources of $134.9 million.

In the second and third quarters of 2008, in response to the continued turmoil in the economy regarding the credit markets, equity markets, as well as the continued decline in residential real estate values, we deemed it prudent to significantly increase the liquidity of the Company and the Banks. Our cash and cash equivalents increased from $98.3 million at December 31, 2007, to $209.3 million at June 30, 2008, and to $296.6 million at September 30, 2008. This increased liquidity reduced our net interest margin by 9 basis points in the third quarter of 2008. However, in light of current conditions, we believed this was the prudent course of action to take despite the cost of the increased liquidity.

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

See the “Stockholders’ Equity” section of this report for discussion of the Capital Purchase Program, which also provides a significant source of liquidity to the Company.

Interest Rate Risk Management

The management of interest rate risk is the primary goal of ALCO. We attempt to achieve consistent growth in net interest income while limiting volatility from changes in interest rates. Management seeks to accomplish this goal by balancing the maturity and repricing characteristics of various assets and liabilities. ALCO meets regularly and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing our interest rate sensitivity.

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

We believe that our elevated levels of nonperforming assets will continue to have an adverse impact on our net interest margin through the remainder of 2008. Using the outlook for market interest rates at September 30, 2008, continued elevated levels of nonperforming assets and actual pricing experience, our simulation model projects changes in the net interest margin to be as follows:

Scenario	Net Interest Margin Change
+300 Basis Point Ramp	+35	basis points
+200 Basis Point Ramp	+23	basis points
+100 Basis Point Ramp	+11	basis points
Base Case	—	basis points
-100 Basis Point Ramp	(10)	basis points
-200 Basis Point Ramp	(20)	basis points
-300 Basis Point Ramp	(30)	basis points

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of September 30, 2008 and December 31, 2007 approximated $242.7 million and $430.8 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We had commitments under financial and performance standby letters of credit of $13.3 million as of September 30, 2008 and $14.9 million as of December 31, 2007.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our ALL, goodwill, income taxes and stock-based compensation have been critical to the determination of our financial position and results of operations. See Provision for Loan Losses section included herein and Critical Accounting Policies section included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk is included in Part I, Item 2 above. See Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Interest Rate Risk Management.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on their evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect internal control over financial reporting subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. Based on our current understanding of the relevant facts, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

ITEM 1A.	Risk Factors

The following risk factors amend or supplement the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007. If any of the events described below actually occurred, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock would likely decline, and you would lose all or part of your investment in our common stock.

Our regulators have the authority to issue formal enforcement actions against one or more of our banking subsidiaries as a result of their operations during the recent financial crisis and if this were to occur such action could adversely impact our operations and financial condition.

Under applicable laws, the Federal Reserve Board, the FDIC as our deposit insurer, and the Georgia Department of Banking and Finance, as our chartering authority, have the ability to impose substantial sanctions, restrictions and requirement on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. We operate six banking subsidiaries and each of the Banks are regulated by these governmental entities. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. These actions generally require certain corrective steps , impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of any action, once issued, can result in more severe penalties. Generally, these enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues.

The failure of the recently enacted emergency economic stabilization act of 2008 (the EESA) to help stabilize the U.S. financial system could adversely affect the Company’s business, financial condition and results of operations

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Department of Treasury (the Treasury) and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

Participation in the Treasury’s Troubled Asset Relief Program (TARP) may not be available to the Company and may have a dilutive effect on current shareholders

On October 14, 2008, the Treasury announced that as a part of the EESA, it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock to the Treasury on what may be considered attractive terms under the TARP Capital Purchase Program. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Company is evaluating its options under the TARP Capital Purchase Program. If the Company does participate, its participation will be subject to the Treasury’s approval, the execution of definitive agreements and standard closing conditions. There can be no assurance that the Company’s application would be approved or that the Company would receive funds under the TARP Capital Purchase Program. In addition, if the Company’s application were to be approved and it participates in the TARP Capital Purchase Program, the Company will issue preferred stock and warrants to purchase common stock to the Treasury, which will have a dilutive effect on the Company’s current shareholders.

Current levels of market volatility are unprecedented, which may have an adverse effect on the Company’s ability to access capital

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on its business, financial condition and results of operations.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some case, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the downturn in the real estate market, the Company has experienced more elevated legal related costs and expenses associated with resolving troubled loans, including participated loans, than it would normally experience during more stable economic times. These additional legal costs and expenses are expected to continue as we work to resolve our troubled credits and along with any adverse outcomes from litigation, could negatively impact the Company’s results of operations and financial condition

From time to time, we are involved in litigation in the ordinary course of business to resolve problem credits. Given the current market downturn in real estate and the general economy, we are experiencing an increase in the volume of this ordinary course litigation, and as such we have experienced an increase in legal related costs and expenses which include foreclosed property expenses, fees and expenses of legal counsel and other professional fees. We have also been named as a defendant in lawsuits where co-lenders in loan participations are seeking damages against us. Based on current information, we believe that we have valid defenses to these litigation claims but we cannot provide assurance that we will ultimately be successful in our defense, and regardless of our success, we expect to incur increased legal fees and costs to defend these litigation claims and in defending against litigation, we may be required to pay damages for settlements and adverse judgments.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference:

3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K (File No. 000-23261) filed on July 1, 2008).

3.2	Amended and Restated Bylaws, (incorporated by reference as Exhibit 3.2 to the registrants’ Form 10-Q (File No. 000-23261) filed on August 8, 2008).

4.1	See Exhibits 3.1 and 3.2 for provisions of Amended and Restated Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977), filed on April 13, 1998).

10.1	Separation Agreement with H. Averett Walker dated October 10, 2008 (incorporated by reference as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed on October 16, 2008).

31.1*	Certificate of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ Tony E. Collins
Tony E. Collins Interim President and Chief Executive Officer (Principal Executive Officer) Date: November 10, 2008

/s/ James R. McLemore, Jr.
James R. McLemore, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: November 10, 2008