Form 10-K
period 2008-12-31
SECURITY BANK CORP
filed 2009-03-16
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

                                Large accelerated filer  ☐                                                       Accelerated filer  ☒

                                Non-accelerated filer  ☐                                                         Smaller reporting company  ☐

                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2008: $107,100,683 based on stock price of $5.86 as reported on the Nasdaq Global Select Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 23,267,807 shares of $1.00 par value common stock as of February 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (the Proxy Statement) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to:

•

the effects of the current global economic crisis, including, without limitation, the dramatic deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring increases in our provision for loan losses, or a reduced demand for credit, which would reduce earning assets;

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

•

our ability to manage negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other financial institutions with which we have commercial relationships;

•	the continuation of the recent unprecedented volatility in the credit markets;

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

•

the risks of merger, acquisitions and divestitures, including without limitation, the costs of integrating our operations, potential customer loss and deposit attrition and the failure to achieve expected gains, revenue growth and expense savings from a transaction;

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

Unless indicated otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “SBKC” or the “Company” refer to Security Bank Corporation and its consolidated subsidiaries, Security Interim Holding Corporation, Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. Together, the consolidated subsidiary banks are referred to as “the Banks.”

Part I

Item 1	BUSINESS

General

Overview.    We are a Georgia corporation and a multi-bank holding company headquartered in Macon, Georgia. Since our formation on February 10, 1994, we have made several strategic acquisitions and have expanded our market presence throughout Middle Georgia, as well as to the northern metropolitan area of Atlanta, Georgia, and to the southeastern coastal region of Georgia. We provide a wide variety of community banking services through our six banking subsidiaries with a substantial portion of our business being drawn from Bibb, Houston and Jones counties and in the northern metropolitan area of Atlanta in the State of Georgia. At December 31, 2008, we had total assets of approximately $2.85 billion, total deposits of approximately $2.44 billion and total shareholders’ equity of approximately $84.7 million.

Our Subsidiary Banks.    Substantially all of our business is conducted through our six state-chartered subsidiary banks. The names and total assets at December 31, 2008 of the Banks are as follows:

Assets (In thousands)
Security Bank of Bibb County	$1,233,441
Security Bank of Jones County	438,517
Security Bank of Gwinnett County	346,624
Security Bank of Houston County	381,904
Security Bank of North Metro	237,147
Security Bank of North Fulton	197,773

The Banks each operate as a separate legal entity under the corporate umbrella of Security Bank Corporation. As a result, each Bank has its own board of directors and management team comprised of individuals known in the local community in which each Bank operates. We provide significant assistance and oversight to the Banks in areas such as budgeting, marketing, human resource management, credit administration, operations and funding. In order to manage expenses and consolidate our operations, we have applied with the Federal Deposit Insurance Corporation (FDIC) and the Georgia Department of Banking and Finance (the Georgia Department) to consolidate our six banking charters. See “Significant Developments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a more detailed discussion.

Security Real Estate Services, Inc.    In addition to our traditional banking services, we have operated Security Real Estate Services, Inc. (SRES) (formerly Fairfield Financial Services, Inc.), an interim real estate development lender and wholly owned subsidiary of Security Bank of Bibb County. Effective July 15, 2008, we changed the name of Fairfield Financial Services, Inc. to Security Real Estate Services, Inc. Through 2007, we offered land acquisition and development and construction loans from SRES, but SRES no longer offers these loans. SRES continued to originate residential mortgage loans until the fourth quarter of 2008, when we contracted with Envoy Mortgage, an independent residential mortgage company based in Houston, Texas, to offer mortgage loans to our customers. As part of the agreement, all employees of SRES’s traditional residential mortgage origination business were retained by Envoy Mortgage and continue to originate mortgages in the Company’s offices. Prior to the agreement with Envoy Mortgage, SRES closed approximately $111.3 million in residential mortgages in 2008. For the year ended December 31, 2008, SRES posted a net loss of approximately $61.4 million. This net loss resulted primarily from a provision for loan losses of $69.2 million and a goodwill impairment charge of $15.7 million. Approximately 20% of SRES’s 2008 gross revenue was a product of its traditional residential mortgage origination business, with the remaining 80% derived from its interim real estate and real estate development lending activities.

CFS Wealth Management.    We acquired CFS Wealth Management, LLC (CFS), an investment management and financial planning firm based in Macon in February 2007. CFS was a wholly owned subsidiary of Security Bank Corporation until February 2008, when it was sold back to the original owner. The entity’s assets and results of operations were not material to the Company’s consolidated financial statements.

Correspondent Banking.    We formed a Correspondent Banking division in March 2007 to expand lending services to other financial institutions. The division specializes in credit lines for other commercial banks, warehouse lending, loans to directors of other banks and participation loans. At December 31, 2008, Correspondent Banking managed a loan portfolio of $60.5 million.

Security Interim Holding Corporation.    We formed Security Interim Holding Corporation (SBKC Interim) in April 2008 for the purpose of raising capital by issuing $40.0 million of subordinated notes to investors. SBKC Interim is a wholly owned subsidiary of Security Bank Corporation and has no operations.

Our Market Area

We provide a wide variety of community banking services through 21 full service banking and loan production offices. A substantial portion of our business is drawn from the Middle Georgia counties of Bibb, Houston and Jones. We believe we are the market leader among community banks based in Middle Georgia and we have historically gained market share at the expense of our super-regional and national competitors in these core markets.

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

In addition, due primarily to the operations of SRES, approximately 12.6% of our total loan portfolio is from loans originated in areas outside our Georgia markets, as illustrated in the following table:

% of Loan Portfolio
Middle Georgia	37.4%
Metropolitan Atlanta, Georgia	30.7
All Other Georgia	9.8
Coastal Georgia	9.5
Florida	9.3
Alabama	1.6
South Carolina	1.2
Other States	0.5

Total	100.0%

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

According to the FDIC deposit data as of June 30, 2008, in the combined markets of Bibb, Jones and Houston Counties, our three core counties of operation, bank and thrift deposits totaled approximately $5.23 billion. Our deposits accounted for 33% of the combined deposit base for these three counties, which ranked us first in overall market share and first in market share of any community bank based in these counties. Approximately 41% of this deposit base was controlled by super-regional and national institutions, including BB&T, Bank of America, SunTrust Bank, Wachovia Bank, Colonial Bank and CB&T Bank of Middle Georgia (Synovus). Despite the considerable resources that these competitors possess, we have achieved a significant market share in each of these counties. Our expanded banking presence in Glynn County is still developing; however, our market share at June 30, 2008 decreased to 4.5% from 4.8% at June 30, 2007. Our deposit market share in metropolitan Atlanta is not yet meaningful.

Lending Services

Through the Banks, we offer a range of lending services, including real estate-construction, real estate mortgage, commercial, financial and agricultural and consumer loans. Our loans receivable, net of unearned interest, at December 31, 2008 were approximately $1.98 billion, or approximately 74.3% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds and government regulations.

Types of Loans.    We offer the following types of loans (which are based on FDIC Call Report classifications):

•

Construction, Land and Land Development.    Our construction loan portfolio consists of loans for non-agricultural, residential and commercial construction and land development projects. Loans made to residential builders are made against presales as well as on a speculative basis where the house has not been pre-sold. Commercial construction loans for residential or retail properties are typically backed by pre-lease and/or pre-sale requirements prior to loan funding. Also, all contractor customers (residential or commercial) are required to meet stringent underwriting standards that focus on: experience, years of successful operation, high personal credit scores and significant unencumbered personal and corporate liquidity. Loans are made within regulatory loan-to-value guidelines with additional collateral occasionally required as necessary to protect our interests. Progress reports are maintained on each loan and appropriate progress is required prior to funding. As of December 31, 2008, these loans represented approximately 50.2% of our portfolio.

•

Real Estate Mortgage.    Our real estate mortgage loans consist of residential loans to individuals intended to be held in our loan portfolio. In prior years they also included residential loans to individuals intended for resale. These loans are generally made on the basis of the borrower’s ability to repay the loan from his or her employment and other income and are secured by residential real estate. Other real estate mortgage loans may include loans where the primary reasons for the loans are for commercial, financial or agricultural purposes or loans made to individuals for personal, family or household purposes but are secured by real estate. As of December 31, 2008, these loans represented approximately 38.8% of our portfolio.

•

Commercial, Financial and Agricultural.    We make commercial loans to qualified businesses in our market area. This portion of our portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Because we make these loans based on the borrower’s demonstrated ability to repay out of cash flow from his or her business, and because we know the customers to whom these loans are made, we consider these loans to be of high quality. Although large loans of this nature might otherwise be assumed to carry additional risk, our loans are typically well-collateralized and our exposure to any one borrower is limited because we focus on overall relationships. Under our risk rating system, credit grades with higher intrinsic risk profiles limit the amount that can be loaned into any one borrowing relationship, thereby limiting our exposure to riskier credits and applying larger loan loss allocations to the credit. As of December 31, 2008, these loans represented approximately 8.0% of our portfolio.

•

Consumer.    This portfolio consists principally of installment loans to individuals for personal, family and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectibility risks resulting from the borrower’s insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and seek adequate collateral for the loan. As of December 31, 2008, these loans represented approximately 3.0% of our portfolio.

We originate loans with a variety of terms, including fixed and floating or variable rates, and a variety of maturities. Although we offer a variety of loans, we emphasize the use of real estate as collateral. As of December 31, 2008, approximately 89.0% of our loan portfolio, regardless of type, was secured by real estate.

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

Employees

As of December 31, 2008, we had 405 employees on a full-time equivalent basis. None of the employees are represented by any unions or similar groups, and we have not experienced any type of strike or labor dispute. We consider our relationship with employees to be good.

Seasonality

We do not consider our business to be seasonal in nature.

Supervision and Regulation

Bank Holding Company Regulation

General

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA). As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department under the Financial Institutions Code of Georgia, we are subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department.

Our activities are limited to banking, managing or controlling banks, furnishing services to or performing services for bank subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident to these activities.

We are required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require. The Federal Reserve and Georgia Department will also regularly examine us and may examine our bank or other subsidiaries.

Activity Limitations

The BHCA requires prior Federal Reserve approval for, among other things:

•	the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company, or

•	a merger or consolidation of a bank holding company with another bank holding company.

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

Under the Gramm-Leach-Bliley Act, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that are deemed to be financial in nature or complementary to such activities by the Federal Reserve, such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities and merchant banking. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Gramm-Leach-Bliley Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While we have not elected to become a financial holding company in order to exercise the broader activity powers provided by the Gramm-Leach-Bliley Act, we may elect to do so in the future.

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank or bank holding company would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank or bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank or bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank or bank holding company. A company may be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of the bank or bank holding company. When the facts warrant, presumptions of control may be rebutted with approval from the Federal Reserve.

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

Bank Regulation

Our Banks are subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to our Banks and certain of our subsidiaries. The regulatory framework is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund and not for the protection of our shareholders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

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

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Banks. Various legal restrictions limit the Banks’ abilities to lend or otherwise supply funds to the Company and other non-bank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Banks for the purposes of these restrictions. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any single affiliate to 10% of such bank’s capital and surplus and with all affiliates to 20% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be secured by collateral in amounts ranging from 100% to 130% of the loan amount, depending on the nature of the collateral. The Company and the Banks are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

The Banks are also restricted in the loans that they may make to our or their executive officers, directors, or any owner of 10% or more of their stock or the stock of the Company, and certain entities affiliated with any such person. Amounts of such loans are subject to various limits, depending on the purpose of the loan, and certain Bank board approvals may be necessary.

Dividends

The Company is a legal entity separate and distinct from the Banks. The principal sources of the Company’s cash flow are dividends and management fees that the Banks pay to the Company. Statutory and regulatory limitations apply to the Banks’ payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. The Banks are required to pay fees to the Company for those services that the Company provides to the Banks and those fees must satisfy the requirements of Section 23B of the Federal Reserve Act, discussed above.

A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal bank regulatory authorities may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. As a rule, the amount of a dividend may not exceed the sum of year-to-date net income and of retained net income in the immediately previous two years without specific regulatory approval. Additionally, the federal agencies have issued policy statements to the effect that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Regulations promulgated by the Georgia Department also limit the Bank’s payment of dividends. Upon receiving a request from the Federal Reserve Bank of Atlanta, our Board of Directors approved a resolution in February 2008 stating that we will not declare or pay any dividends to our shareholders and we will not incur additional debt at the holding company without prior written approval of the Federal Reserve Bank of Atlanta. Due to the financial condition of the Company and the Banks and the uncertainty in the economy, our Board of Directors reduced our dividend in the second quarter of 2008 and suspended our dividend altogether in the third quarter of 2008.

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

Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill, certain core deposit intangibles and certain deferred tax assets. Tier 2 Capital consists of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

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

Based on the foregoing, institutions are assigned to one of five capital categories – “Well Capitalized,” “Adequately Capitalized,” “Undercapitalized,” “Significantly Undercapitalized,” and “Critically Undercapitalized.” These categories are discussed below in the “Prompt Corrective Action” Section. At December 31, 2008, two of our six Banks (Jones County and Houston County) exceeded the Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios to qualify as “well capitalized.” The other four of our Banks (Bibb County, North Metro, North Fulton and Gwinnett County) qualified as “undercapitalized” under current regulatory capital guidelines. Please see below for further discussion of these categories and their impact on our operations. Additionally, as of December 31, 2008, the holding company had Tier 1 Capital and Total Capital of approximately 5.14% and 8.60%, respectively, of risk-weighted assets and a leverage ratio of Tier 1 Capital to total average assets of approximately 3.72%.

In 2004, the Basel Committee on Banking Supervision published a set of risk-based capital standards (“Basel II”) in order to update the existing international capital standards that had been put in place in 1988 (“Basel I”). Basel II adopts a three-pillar framework comprised of minimum capital requirements, supervisory assessment of capital adequacy and market discipline. Basel II provides several options for determining capital requirements for credit and operational risk. In December 2007, the federal banking agencies adopted a final rule implementing Basel II’s advanced approach. Compliance with the final rule is mandatory only for “core banks” – U.S. banking organizations with over $250 billion in banking assets or on-balance-sheet foreign exposures of at least $10 billion. Other qualified U.S. banking organizations may elect, but are not required, to comply with the final rule; provided that their primary federal supervisor does not determine its application to be inappropriate for the bank. In July of 2008, to address the potential competitive inequalities resulting from multiple risk-based capital systems, the federal banking agencies agreed to issue a proposed rule that would provide non-core banks with the option to adopt an approach consistent with Basel II’s standardized approach. At this time, non-core banks must use the existing Basel I risk-based capital rules. Our Banks are not required, and have not elected, to comply with the final rule.

Prompt Corrective Action

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

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, a federal bank regulatory agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is operating in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

Federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company if the depository institution would be undercapitalized as a result. Adequately capitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC. Undercapitalized depository institutions may not accept brokered deposits, are subject to growth limitations, are required to submit a capital restoration plan for approval and are subject to restrictions on interest paid on deposits. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized, and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under this law and files, or has filed against it, a petition under the federal Bankruptcy Code, the FDIC claim related to the holding company’s obligations would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

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

Cross-Default Liability

Under the Federal Deposit Insurance Act (FDIA), an insured depository institution that is under common control with another insured depository institution is generally liable for (1) any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of the commonly controlled institution or (2) any assistance provided by the FDIC to any commonly controlled institution that is in danger of default. The term “default” is defined to mean the appointment of a conservator or receiver for such institution and “in danger of default” is defined generally as the existence of certain conditions indicating that a “default” is likely to occur in the absence of regulatory assistance. Thus, if applicable, one of our Banks could incur liability to the FDIC pursuant to this statutory provision in the event of the default of another bank or insured depository institution that we own or control. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity. The Company currently controls six banks, and this provision applies to us.

Standards for Safety and Soundness

The FDIA requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate risk exposure; and (5) asset growth. The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits. The federal bank regulatory authorities have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (Safety and Soundness Guidelines) to implement these required standards. The Safety and Soundness Guidelines set forth the standards that the federal bank regulatory authorities use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the Safety and Soundness Guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Deposit Insurance Assessments

The FDIC insures the Banks’ deposits and thus the Banks are subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based deposit insurance premium scheme to determine the assessment rates for insured depository institutions. Each financial institution is assigned to one of three capital groups, well capitalized, adequately capitalized, or undercapitalized.

The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on the institution’s capital evaluation and supervisory evaluation. The new premium rate structure imposes a minimum assessment of from 12 to 14 cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the Banks. A one time assessment credit was available to offset up to 100% of the 2007 assessment and up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2009 ranges from 17 to 50 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2008 ranged from 1.10 cents to 1.14 cents per $100 of assessable deposits. For the first quarter of 2009, the FICO assessment rate is 1.14 cents per $100 of assessable deposits.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program. Provided an institution has not opted out of the program, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (i) Interest on Lawyer Trust Accounts or IOLTA accounts, and (ii) negotiable order of withdrawal or NOW accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase. None of our Banks have opted out of the program.

Mortgage Banking Regulation

SRES has been regulated as a “notificant” by the Georgia Department as it is a wholly owned subsidiary of a federally insured bank. It has also been qualified as a Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) seller/servicer and must meet the requirements of such corporations and of the various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans. In November 2008, SRES ceased originating single family residential mortgage loans when SRES outsourced this function to Envoy Mortgage.

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

Regulatory Examination

Federal and state banking agencies require us and our subsidiary Banks to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. Our Banks, and in some cases us and our nonbank affiliates, must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations may be assessed against the examined institution.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. Following the most recent CRA examinations which occurred during 2004, 2005, 2007 and 2008, each of the Banks received a “satisfactory” rating.

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

Consumer Regulations

Activities of the Banks are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act (FCRA), Equal Credit Opportunity Act (ECOA), Truth-in-Lending Act (TILA), Home Mortgage Disclosure Act (HMDA) and the Fair Debt Collection Practices Act (FDCPA). Interest and other charges collected or contracted for by the Banks are also subject to state usury laws and certain other federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions:

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

The deposit operations of the Banks are also subject to laws and regulations that:

•	require the Banks to adequately disclose interest rates and other terms of consumer deposit accounts;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory timeframes;

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The USA PATRIOT Act also requires financial institutions to establish anti-money laundering programs.

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

Commercial Real Estate Lending and Concentrations

In December 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the Guidance). The Guidance, which was issued in response to the agencies’ concern that rising commercial real estate (CRE) concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

The Company believes that the Guidance is applicable to it and that it has a concentration in CRE loans as defined in the Guidance. The Company and its Board of Directors have discussed the Guidance and believe that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations sufficiently address the Guidance.

Allowance for Loan and Lease Losses (ALLL)

In December 2006, the federal bank regulatory agencies released the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The Company and its Board of Directors have discussed the revised statement and believe that our ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. We believe our management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly adopted that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions. Included among current proposals are discussions around re-structuring the regulatory framework in which we and our subsidiary Banks operate. Further, newly enacted legislation such as the Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2009 (ARRA), direct regulators to adopt rules surrounding, and to implement, a wide-range of initiatives that will significantly impact the financial services industry. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Sarbanes-Oxley Act of 2002

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part this Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of financial reporting controls as of December 31, 2008 are included elsewhere in this Annual Report on Form 10-K with no material weaknesses reported.

Available Information

Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at www.securitybank.net as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website, and the website should not be considered part of this report.

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

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

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

Turmoil in the real estate markets and the tightening of credit have adversely affected the financial services industry and will likely continue to adversely affect our business, financial condition and results of operations.

Beginning in the third quarter of 2007, there were well-publicized developments in the credit, liquidity and real estate markets, beginning with a decline in the sub-prime mortgage lending market, which later extended to the markets for collateralized mortgage obligations, mortgage-backed securities and the lending markets generally. This dramatic decline in the real estate markets, with falling home prices and increasing foreclosures and unemployment, which continued throughout 2008 and into 2009, has negatively affected the credit performance of loans secured by real estate and resulted in significant write-downs of asset values by banks and other financial institutions. These write-downs have caused many banks and financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with other financial institutions and, in some cases, to fail. As a result, many lenders and institutional investors have reduced or ceased providing credit to borrowers, including other financial institutions, which, in turn, has led to a global credit crisis.

This market turmoil and credit crisis have resulted in an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and businesses and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations and likely will continue to result in credit losses and write-downs in the future.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by the U.S. Department of Treasury (the Treasury) in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury has the authority to spend up to $700 billion to purchase equity in financial institutions, and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced a program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions (the “Capital Purchase Program”). On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts. On February 10, 2009, Treasury Secretary Geithner announced a new stimulus plan, the Financial Stability Plan, which is intended, among other things, to create a public-private investment fund used to purchase distressed assets, create a consumer and business lending initiative, provide further capital assistance to financial institutions, stem foreclosures and restructure mortgages.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA, the ARRA, the FDIC programs, the

Financial Stability Plan or any other governmental program will have on the financial markets. The failure of the EESA, the ARRA, the FDIC, the Financial Stability Plan or other governmental programs to stabilize the financial markets and a continuation or worsening of current financial market conditions likely will materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.

On October 14, 2008, the Treasury announced that as a part of the EESA, it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock to the Treasury on what may be considered attractive terms under the TARP Capital Purchase Program. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Company has applied to participate but its participation will be subject to our regulator’s recommendation, the Treasury’s approval, the execution of definitive agreements and standard closing conditions. There can be no assurance that the Company’s application will be approved or that the Company will receive funds under the TARP Capital Purchase Program. In addition, if the Company’s application was to be approved and it participates in the TARP Capital Purchase Program, the Company will issue preferred stock and warrants to purchase common stock to the Treasury, which will have a dilutive effect on the Company’s current shareholders.

We expect to be subject to a formal enforcement action with regulatory authorities, and, when it occurs, we expect such action to place significant restrictions on our operations.

Under applicable laws, the Federal Reserve Board, as our primary federal regulator, the FDIC as the Banks’ deposit insurer, and the Georgia Department, as the Banks’ chartering authority, have the ability to impose substantial sanctions, restrictions and requirements on us and the Banks if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. We could be subject to the issuance of a formal enforcement action and our regulatory authorities could issue a cease and desist order, primarily due to the high level of nonperforming assets of the Banks and the resulting impact on our financial condition. These actions generally require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of the actions, once issued, can result in more severe restrictions. Generally, these enforcement actions can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants in their audit report for fiscal year 2008 have expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

We are heavily regulated by federal and state agencies, and future legislation or changes in laws and regulations may affect our competitive position and financial outlook.

We are heavily regulated at the federal and state levels. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Given the current economic crisis, Congress is likely to consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions, including monetary penalties that may have a material impact on our financial condition and results of operations, and cause damage to our reputation.

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

The NASDAQ may not extend the temporary relief for stocks trading below $1 per share.

In October 2008, the NASDAQ Stock Market temporarily suspended its listing requirement that requires companies to have a minimum bid price of $1 per share through April 20, 2009. NASDAQ rules classify a security as “deficient” if it has a closing bid price of less than $1 per share for thirty consecutive business days. Once deficient, issuers have an automatic 180-day period to regain compliance by having a closing bid price of at least $1 per share for 10 consecutive business days, and can receive an additional 180 days if all other listing requirements are met. If we do not meet this standard and the NASDAQ Stock Market does not continue its suspension of this listing requirement, liquidity in our stock could be materially and adversely affected.

We are subject to reimbursement of the FDIC under its “cross-guarantee” provisions.

The “cross-guarantee” provisions of the FDIC require insured depository institutions under common control to reimburse the FDIC for any loss suffered by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the DIF. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions. The reimbursement of the FDIC under its “cross-guarantee” provisions could materially and adversely affect our liquidity and financial position.

An inability to improve our regulatory capital position could adversely affect our operations and future prospects.

Our success as a financial institution is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At December 31, 2008, four of our subsidiary Banks were classified as “undercapitalized,” which restricts our operations. As a result of our capital levels, there are several restrictions that our regulators can place on us: (1) our loans to one borrower limit may be reduced, which affects the size of the loans that we can originate and also requires us to sell, participate, or refuse to renew loans that exceed our lower loans to one borrower limit, any of which could negatively impact our earnings; (2) we cannot renew, accept or rollover brokered deposits; (3) we must obtain prior regulatory approval to undertake any branch expansion activities; (4) we will pay higher insurance premiums to the FDIC, which will reduce our earnings; (5) we will be subject to growth restrictions and limits on capital distributions; (6) the undercapitalized Banks are prohibited from making capital distributions to us; and (7) we will be required to file a capital restoration plan with the FDIC and Georgia Department. If we are unable to raise sufficient amounts of capital, our financial condition and future prospects will be materially and adversely affected.

The unprecedented deterioration of the real estate market and our national economy likely will result in further increases in our non-performing assets and allowance for loan losses, and make it more difficult for us to recover our losses with respect to defaulted loans and will continue to adversely affect our business, cash flows, financial condition and results of operations.

Recessionary conditions in the broader economy have and could further adversely affect the financial capacity of businesses and individuals in our market area. This has and could further, among other consequences, increase the credit risk inherent in the current loan portfolio, restrain new loan demand from creditworthy borrowers and prompt us to further tighten our underwriting criteria, and reduce the liquidity in our customer base and the level of deposits that they maintain. These economic conditions could also delay the correction of the imbalance of supply and demand in certain residential real estate markets.

The impact of the deteriorating economy and real estate markets on our financial results could include continued high levels of problem credits, provisions for credit losses and expenses associated with loan collection efforts. We may also be required to replace deposits with higher-cost sources of funds and we may be unable to produce growth in earning assets. Noninterest income from sources that are dependent on financial transactions and market valuations could also be reduced.

We regularly reassess our loan portfolio, the creditworthiness of our borrowers and the sufficiency of our allowance for loan losses. In light of these market conditions, our allowance for loan losses increased to 3.00% at December 31, 2008 from 1.45% of loans at December 31, 2007. We made a provision for loan losses of approximately $128.1 million and charged-off approximately $100.3 million in loans for the year ended December 31, 2008, which was significantly higher than in previous periods. While financial institutions generally do not charge-off impairment on loans until foreclosure, we believe we have taken an aggressive approach and charged-off the balances based upon the current downturn in the economy and real estate market. The increase in the allowance for loan losses reflects increases in and downgrades to criticized or classified loans and non-performing assets (which is comprised of non-accrual loans and other real estate owned by us as a result of foreclosures), primarily in the residential tract development and construction category that are experiencing slower than projected sales and/or increases in loan to value ratios arising from declines in residential home and land prices in our lending markets.

We will likely experience further increases in classified loans and non-performing assets in the foreseeable future, as well as related increases in loan charge-offs, as the deterioration in the credit and real estate markets causes borrowers to default. In addition, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, will be negatively affected by the recent downturn in the real estate market, and therefore may result in our being unable to realize a full recovery in the event that a borrower defaults on a loan. Furthermore, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of additional loan charge offs based on judgments different from those of our management. A further decline in the overall economy, any further increase in our non-performing assets, any increase in loan charge-offs, any further increase in our allowance for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, will negatively affect our business, financial condition, liquidity, operating results, cash flow and the price of our securities.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to be unfavorable, our business may not succeed. We are currently experiencing economic conditions in our market areas, which negatively affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do materialize in the future.

Our liquidity has come under pressure and funding to provide liquidity may not be available to us on favorable terms or at all.

In recent periods, a number of factors have placed stress on our liquidity, including increases in our non-performing assets, increases in our allowance for loan losses, increased competition for deposits in our primary market areas, prohibition on accepting brokered deposits, a freeze on Federal Home Loan Bank (FHLB) advances and decreases in interest rates. These factors contribute to compression of our net interest margin and our net income. In managing our consolidated balance sheet, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we have historically relied as regular components of our liquidity and funding management strategy, include inter-bank borrowings, FHLB advances, Fed Funds advances and brokered deposits. If any of these sources are not available to us, we likely will have a severe liquidity deficiency.

The capital and credit markets have been experiencing extreme volatility and periods of severe disruption that in recent months have reached unprecedented levels. Given the dramatic deterioration of the credit and liquidity markets, there is no assurance that we will be able to obtain liquidity on terms that are favorable to us, or at all. For example, the cost of brokered deposits may continue to exceed the cost of deposits of similar maturity in our local market areas, making them unattractive, but necessary, sources of funding. As of December 31, 2008, we had approximately $1.07 billion in out of market deposits, including brokered deposits, which represented approximately 44% of our total deposits. Also, financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given the continued downturn in the economy, there may not be a market for raising equity capital. If funding continues to be available on a limited basis, or only on unfavorable terms, then our liquidity, net interest margin and net income will be materially and adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

Through 2007, we offered land acquisition and development and construction loans for builders and developers, but we no longer offer these loans. As of December 31, 2008, approximately $993.9 million, or

50.2%, of our loan portfolio represented land, land acquisition and development and construction loans. These land acquisition and development and construction loans are generally considered more risky than other types of residential mortgage loans, and banking regulators have determined that we have an excessive concentration in such loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units or rentals of the commercial units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. Because of declines in real estate values in our market areas, particularly the metropolitan Atlanta and north Florida areas, this portion of our loan portfolio has been severely impaired. As of December 31, 2008, 20% of this portion of our loan portfolio was non-performing. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, if economic conditions and real estate markets do not improve, our losses will likely exceed our reserves, which will adversely impact our results of operations and financial condition.

We occasionally purchase non-recourse loan participations from other banks based in part on information provided by the selling bank.

From time to time, we purchase loan participations from other banks in the ordinary course of business, usually without recourse to the selling bank. When we purchase loan participations we apply the same underwriting standards as we would to loans that we directly originate and seek to purchase only loans that would satisfy these standards. However, we are less likely to be familiar with the borrower and may rely to some extent on information provided to us by the selling bank and on the selling bank’s administration of the loan relationship. We therefore have less control over, and may incur more risk with respect to, loan participations that we purchase from selling banks.

If our allowance for loan losses is not sufficient to cover actual loan losses, we will incur additional losses.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, the underwriting standards, and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur.

In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. Our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors and the current economic climate. If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income.

The market value of the real estate securing our loans as collateral has been significantly and adversely affected by the deteriorating economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of December 31, 2008, approximately 89% of our loans receivable were secured by real estate. As a result of a difficult real estate market, we have increased our allowance from $31.7 million as of December 31, 2007 to $59.4 million as of December 31, 2008. We expect to continue to increase our allowance in 2009; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate (CRE) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2008, approximately 73% of our loan portfolio consisted of CRE loans, which includes land, land acquisition and development and construction loans for builders and developers. The banking regulators give CRE lending greater scrutiny and have required us to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending exposures. Additionally the banking regulators have determined that our exposure to CRE is excessive and could impose further restrictions on us that would adversely affect our results of operation, financial condition and future prospects.

Our loan portfolio has commercial and industrial loans that include risks that may be greater than the risks related to residential loans.

Many analysts and economists are predicting that the commercial and industrial loans could be the next market to see significant deterioration. Our commercial and industrial loan portfolio was $157.8 million at December 31, 2008 and comprised 8.0% of loans receivable. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would adversely affect our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy. If our borrowers on commercial and industrial loans fail to pay, as many analysts predict, then our results or operations likely will be adversely affected.

As a result of the downturn in the real estate market, we have experienced more elevated legal related costs and expenses associated with resolving troubled loans, including participated loans, than we would normally experience during more stable economic times. These additional legal costs and expenses are expected to continue as we work to resolve our troubled credits and along with any adverse outcomes from litigation, could negatively impact our results of operations and financial condition

From time to time, we are involved in litigation in the ordinary course of business to resolve problem credits. Given the current market downturn in real estate and the general economy, we are experiencing an increase in the volume of this ordinary course litigation, and as such we have experienced an increase in legal related costs and expenses, which include foreclosed property expenses, fees and expenses of legal counsel and other professional fees. We have also been named as a defendant in lawsuits where co-lenders in loan participations are seeking damages against us. Based on current information, we believe that we have valid defenses to these litigation claims but we cannot provide assurance that we will ultimately be successful in our defense, and regardless of our success, we expect to incur increased legal fees and costs to defend these litigation claims and in defending against litigation, we may be required to pay damages for settlements and adverse judgments.

Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Concern of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely our funding costs and results of operations.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 19.57% of our outstanding common stock as of February 27, 2009. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Item 1B	UNRESOLVED STAFF COMMENTS

None.

Item 2	PROPERTIES

The Company, through the Banks, owned 20 full-service banking locations as of December 31, 2008. In addition, the Banks lease one limited-service banking location and operations centers in each of Macon and Perry, Georgia. The net book value of all facilities including furniture, fixtures and equipment totaled $43.2 million as of December 31, 2008. Management considers our properties to be well maintained. For additional information regarding our premises and equipment, see Note 8 of Notes to Consolidated Financial Statements beginning on page F-24 of Exhibit 13 to this Annual Report on Form 10-K.

Item 3	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various legal proceedings arising from the normal course of business. During the last several years, the Company has financed numerous residential real estate projects. Many of these loans have been sold, or participated, either in whole or in part to several different banks primarily in the state of Georgia. As the residential real estate market has experienced a growing depression and the local and national economies have suffered during 2008, the Company has experienced an increase in the number of ordinary course lawsuits that fall into two general categories:

1.	Participant Suits. These suits and assertions include: breach of obligations and duties under the participation agreement, specific performance, negligence/intentional breach of covenant of good faith and fair dealings, failure to manage the loan in accordance with that standard of care applicable to lending institutions. These suits have been filed in the Superior Court of Bibb County. The plaintiffs are asking that we buy back their loans and pay legal and other costs. The Company believes these suits have no merit, and we are vigorously defending them.

2.	Borrower Counter-Claims. These suits and assertions include: fraudulent inducement, constructive fraud, negligent misrepresentation, and economic duress, breach of contract, promissory estoppel, and fraud in the inducement of contractual relationships. These suits have been filed in various state courts in Georgia and Florida. These suits have been brought by borrowers whose loans have become nonperforming and the Company is attempting to foreclose on the underlying collateral and/or enforce the borrowers’ guarantees. The Company believes these suits have no merit, and we are vigorously defending them.

It is possible that an unfavorable resolution of one or more of such litigation proceedings could in the future materially affect our liquidity, consolidated financial position and/or results of operations.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on December 23, 2008. At the special meeting, the following matters were submitted to a vote:

	For	Against	Abstain	Broker Non-Vote
Proposal I—Approval of a proposed amendment to our Amended and Restated Articles of Incorporation to authorize the issuance of up to two million shares of preferred stock	17,330,415	374,805	45,484	3,862,694

Proposal II—Approval of a proposed amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of voting Common Stock from 50 million to 80 million	20,774,837	721,186	117,375	—

Part II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 19, 2009, we had approximately 1,523 shareholders of record plus approximately 4,275 shareholders listed in “street name.” Our common stock is quoted on the Nasdaq Global Select Market under the symbol “SBKC.”

The following table sets forth the high and low sale prices and closing prices per share of common stock as reported on the Nasdaq Global Select Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2008	High	Low	Close	Dividend Per Share (1)
Fourth Quarter	$4.30	$0.97	$1.05	$—
Third Quarter	$6.92	$2.39	$4.15	$—
Second Quarter	$8.75	$2.67	$5.86	$0.044
First Quarter	$9.23	$6.21	$7.95	$0.088

Year Ended December 31, 2007	High	Low	Close	Dividend Per Share
Fourth Quarter	$13.51	$9.01	$9.14	$0.088
Third Quarter	$20.21	$12.25	$12.52	$0.088
Second Quarter	$21.65	$18.36	$20.10	$0.088
First Quarter	$23.25	$19.00	$20.14	$0.088

(1)	For a discussion on dividend restrictions, see Item 1, “Business—Supervision and Bank Regulation.”

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008 and there have been no recent sales of unregistered securities. For a discussion on securities issued under equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

Set forth below is a line graph comparing the percentage change in the cumulative shareholder return on our common stock with the cumulative Nasdaq Total Return Index and the SNL Southeast Bank Index. The graph assumes $100 invested on December 31, 2003 in our common stock and the reinvestment of dividends compared to $100 invested in each of the two indexes.

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Security Bank Corporation	100.00	128.60	151.48	150.38	61.69	7.23
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41

Item 6	SELECTED FINANCIAL DATA

Our selected consolidated financial data presented below as of and for the years ended December 31, 2004 through December 31, 2008 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation for such periods or dates have been made. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion of comparability between periods.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Assets	$2,846,054	$2,833,071	$2,494,071	$1,662,413	$1,063,485
Investment securities	407,343	305,399	229,940	150,986	111,412
Loans held for sale	—	7,605	8,878	5,562	7,507
Loans receivable, net of unearned income	1,981,476	2,182,313	1,901,101	1,272,119	845,765
Allowance for loan losses	59,437	31,698	22,336	16,148	10,903
Goodwill and other intangible assets, net	3,241	132,696	133,094	79,269	29,164
Deposits	2,438,136	2,298,705	1,970,927	1,291,253	842,558
Borrowings and repurchase agreements	259,383	165,088	134,367	130,903	88,947
Subordinated debentures	41,238	41,238	41,238	41,238	18,557
Shareholders’ equity	84,708	306,693	306,407	179,305	106,671

Selected Results of Operations Data:
Interest income	145,948	192,840	148,082	78,192	53,926
Interest expense	98,526	102,316	68,647	27,839	14,373
Net interest income	47,422	90,524	79,435	50,353	39,553
Provision for loan losses	128,070	32,660	4,469	2,833	2,819
Net interest income (loss) after provision for loan losses	(80,648)	57,864	74,966	47,520	36,734
Noninterest income	18,635	18,981	17,955	16,591	14,654
Noninterest expenses	201,088	67,074	55,651	38,616	32,129
Income (Loss) before income taxes	(263,101)	9,771	37,270	25,495	19,259
Income taxes	(8,735)	3,183	13,878	9,310	6,940
Net income (Loss)	(254,366)	6,588	23,392	16,185	12,319

Per Share Data:
Earnings (Loss):
Basic	(11.36)	0.35	1.36	1.31	1.10
Diluted	(11.36)	0.34	1.33	1.27	1.07
Dividends	0.13	0.35	0.30	0.26	0.22
Tangible book value	$3.55	$9.28	$8.96	$7.03	$6.68
Weighted average shares outstanding:
Basic	22,387,908	19,081,636	17,222,139	12,393,980	11,156,372
Diluted	22,387,908	19,225,069	17,564,990	12,736,545	11,482,830

Performance Ratios:
Return on average assets	-9.27%	0.25%	1.15%	1.31%	1.27%
Return on average equity	-221.38%	2.10%	9.28%	12.80%	13.04%
Net interest margin (1) (6)	1.81%	3.88%	4.40%	4.46%	4.45%
Interest rate spread (2) (6)	1.55%	3.36%	3.87%	4.07%	4.18%
Efficiency ratio (3) (6)	303.98%	61.00%	56.90%	57.41%	58.87%
Average interest-earning assets to average interest-bearing liabilities	107.09%	111.85%	114.05%	115.84%	117.08%
Average loans receivable to average deposits	89.55%	98.53%	98.78%	99.60%	99.32%

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Asset Quality Ratios:
Nonperforming loans to loans receivable (4)	11.74%	2.33%	1.81%	0.55%	0.73%
Nonperforming assets to total assets (5)	11.50%	2.79%	1.49%	0.56%	0.77%
Net charge-offs to average loans	4.73%	1.12%	0.15%	0.12%	0.17%
Allowance for loan losses to nonperforming loans	25.56%	62.30%	64.93%	230.78%	175.46%
Allowance for loan losses to loans receivable	3.00%	1.45%	1.18%	1.27%	1.29%

Capital Ratios:
Average equity to average assets	4.19%	12.10%	12.42%	10.21%	9.72%
Leverage ratio	3.72%	8.03%	9.70%	9.72%	9.58%
Tier 1 risk-based capital ratio	5.14%	8.75%	10.51%	10.12%	10.27%
Total risk-based capital ratio	8.60%	9.97%	11.59%	11.27%	11.40%

(1)	Net interest income divided by average interest-earning assets.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Noninterest expenses divided by net interest income and noninterest income.
(4)	Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest.
(5)	Nonperforming assets are nonperforming loans plus other real estate.
(6)	Calculated on a fully tax-equivalent basis.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Significant Developments

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. We own six state-chartered subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own SRES, which functions as an operating subsidiary of Security Bank of Bibb County, and Security Interim Holding Corporation (Security Interim), which does not have any operations but directly owns the stock of each of our Banks. Our subsidiaries are also subject to various federal and state banking laws and regulations.

The condition of the residential real estate marketplace and the U.S. economy in 2007 and 2008 has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. Beginning with a pronounced downturn in the residential real estate market in early 2007 that was led by problems in the sub-prime mortgage market, the deterioration of residential real estate values and higher delinquencies and charge-offs of loans continued throughout 2008 and into 2009. The drop in real estate values negatively impacted residential real estate builder and developer businesses. With the U.S. economy in recession in 2008, financial institutions were facing higher credit losses from distressed real estate values and borrower defaults, resulting in reduced capital levels. In addition, investment securities backed by residential and commercial real estate were reflecting substantial unrealized losses due to a lack of liquidity in the financial markets and anticipated credit losses. Some financial institutions were forced into liquidation or were merged with stronger institutions as losses increased and the amounts of available funding and capital levels lessened. Fannie Mae and Freddie Mac, two government-sponsored entities, were placed in conservatorship in September 2008 by the U.S. Government. The Federal Reserve also lowered its federal funds target rate in the fourth quarter of 2008 three times, from 2.00% at the beginning of the quarter to a range of 0% – .25% at December 31, 2008.

Our federal government has taken unprecedented actions to intervene in our nation’s capital and credit markets. In the third quarter of 2008, the Federal Reserve, the U.S. Department of Treasury (the Treasury) and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The EESA was signed into law on October 3, 2008 and authorizes the Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under the authority of the EESA, the Treasury instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. On February 17, 2009, President Obama signed into law the ARRA, more commonly known as the economic stimulus or economic recovery package. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future recipients of investments under the Treasury’s Troubled Asset Relief Program under the EESA that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury.

Following a systemic risk determination pursuant to the Federal Deposit Insurance Act, the FDIC announced a Temporary Liquidity Guarantee Program (TLGP), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, for those institutions and holding companies who did not elect to opt out of the TLGP by December 5, 2008. The Company chose to continue its participation in the TLGP and, thus, did not opt out. To further increase access to funding for businesses in all sectors of the economy, the Federal Reserve announced a Commercial Paper Funding Facility (CPFF) program, which provides a broad backstop for the commercial paper market. Beginning October 27, 2008, the CPFF began funding purchases of commercial paper of three-month maturity from high-quality issuers.

Summary of Financial Results

The following is a summary of our 2008 financial performance:

•

Loans receivable, net of unearned income, decreased 9% to $1.98 billion versus $2.18 billion at December 31, 2007. We experienced slower loan growth in all of our markets, although it was more pronounced in metropolitan Atlanta.

•	Provision for loan losses increased $95.4 million to $128.1 million, and exceeded net charge offs by $27.7 million.

•

Net charge-offs to average loans were 4.73%, up 361 basis points from 2007. Nonperforming assets increased $248.2 million to $327.3 million primarily due to the downturn in the residential real estate market in the metropolitan Atlanta area, and in certain of SRES’s markets including Florida.

•

Net interest income, calculated on a fully tax-equivalent basis, decreased $43.5 million, or 48% with net interest margin down 207 basis points to 1.81%, reflecting credit related costs associated with higher levels of nonperforming assets and the impact of interest rate reductions by the Federal Reserve.

•

Noninterest income decreased $0.3 million to $18.6 million and noninterest expense increased $134.0 million, the largest components of which was goodwill impairment of $128.1 million and increased costs associated with foreclosed properties and loss on sales of OREO.

•

Total deposits were approximately $2.44 billion, an increase of approximately 6% from $2.30 billion at December 31, 2007. Total assets increased slightly to approximately $2.85 billion, compared to approximately $2.83 billion at December 31, 2007.

•

Shareholders’ equity decreased significantly by $222.0 million to $84.7 million compared to December 31, 2007 as a result of a net loss of $254.4 million offset by $28.1 million raised from the rights offering of common stock.

Capital Plan Initiatives

In early 2008, we implemented a strategic plan which focused on three primary issues: strengthen and preserve capital, manage liquidity proactively, and reduce controllable expenses. We believed such a plan was necessary in light of the continuing and substantial deterioration of the residential real estate markets nationally and in our local market that has resulted in increasingly higher levels of nonperforming assets, higher provisions for loan losses and increased credit cycle associated expenses.

Rights Offering

On February 11, 2008, we distributed non-transferable rights to subscribe for and purchase up to 5,319,148 shares of our common stock to our then-current shareholders. In the offering, each shareholder received a right to purchase 0.28121 shares of common stock, at a subscription price of $6.58 per share, for each share owned on the record date. Shareholders who exercised their full basic subscription right were also able to exercise an oversubscription right enabling such shareholder to purchase shares remaining after the exercise of all other shareholders’ basic subscription rights. In conjunction with the rights offering we entered into a standby purchase agreement with two shareholders, one of whom is a director of the Company and one of whom is a director of a Bank, pursuant to which these shareholders agreed to purchase up to $18 million of common stock remaining after the exercise of shareholders’ basic and oversubscription rights. This aggregate amount included all of the shares purchasable by these two individuals in connection with their basic subscription privileges along with their standby commitment. The offering closed on March 10, 2008, and we raised approximately $28.1 million.

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

We used a portion of the proceeds from the Notes to pay off and terminate the Company lines of credit. We used the remainder of the proceeds for general corporate purposes, which included infusing additional capital in our Banks.

The Purchasers have been granted certain registration rights with respect to any common stock of the Company issued or issuable to the Purchasers in respect of their holdings of voting warrants, nonvoting warrants or nonvoting common stock, which is set forth in a Registration Agreement between the Company and the Purchasers.

Capital Conservation Initiatives

During the third quarter of 2008 we suspended our quarterly cash dividend, after having reduced it 50% the previous quarter, for total annual savings of $4 million. We have also proactively reduced our loan portfolio by $200.8 million in 2008 through a decrease in originations, charge-offs and loan sales.

Recent Events

As a result of these unprecedented and difficult times, the regulatory capital level of our Banks has decreased significantly and our sources of funding have diminished. Currently, the Company is making all efforts to retain and increase its capital ratios and liquidity. As part of those efforts, in the first quarter of 2009, we exercised our rights under all three of our trust preferred securities agreements to extend the interest payment periods and therefore will not make the payments due for the first payment periods of 2009. We presently anticipate that we will exercise this right on the remaining interest payments in 2009 as well. In February 2009, the Company notified the affiliates of the FSI Group, LLC that it would defer the March 31, 2009 interest payment on the Notes issued in April 2008. The deferred interest will be added to the principal balance and future interest payments will be calculated on the increased principal balance.

Also, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Banks. As part of such plan of action, in January 2009, the Company applied to the FDIC and the Georgia Department to consolidate its six banking charters into a single banking charter. If approved, the Company expects the consolidation to be completed during the second quarter of 2009. If the consolidation is allowed, the resulting Bank is expected to be adequately capitalized and could apply to the FDIC for a waiver to accept, renew and rollover brokered deposits. We cannot predict whether such approvals will be granted, and if both the consolidation and waiver are not approved by the FDIC, then we will not be able to rely upon brokered deposits as a funding source for four of our Banks.

In January 2009, we completed a preliminary analysis of our deferred taxes as of December 31, 2008, which indicated a possible impairment in the range of zero to $18.0 million. At the time of this preliminary analysis, we were exploring and analyzing several capital initiatives including raising capital in various scenarios and reducing assets. Also at this time, the Economic Stimulus Package being debated in the U.S. Congress contained a provision to extend the carryback period for net operating losses from two years to five years. This would have resulted in our entire net operating loss for 2008 being carried back to offset and recover income taxes previously paid. The final version of the stimulus package signed by President Obama restricted the change in carryback period to those companies with less than $15 million in annual revenue. In the ensuing weeks we were not successful in raising any additional capital. Therefore, given our current circumstances, we could not obtain enough positive evidence that we would generate sufficient taxable income in the future to offset the combination of our net operating loss carryforward and our temporary differences that result in income tax deductions. Therefore, we recorded a valuation allowance of $45.9 million on our gross deferred tax assets as of December 31, 2008.

Liquidity Plan

Late in 2007, we believed it was prudent to significantly enhance our liquidity monitoring and resources. We created a new Liquidity Contingency Plan that included the formation of a Liquidity Task Force. This group meets weekly to review a series of reports related to liquidity-related issues such as forecasted sources and uses of funds, loan pipelines, deposit pricing and deposit and borrowing maturities, among others.

We also restructured our investment portfolio to include more securities of a lower risk weighting by selling certain securities with higher risk weightings. The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2008, we held $393.7 million in bonds at current market value in our available for sale portfolio with $316.5 million or 80% pledged to secure various public funds deposits, federal funds lines and repurchase agreements and for other purposes.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our subsidiary Banks in the FHLB program. Based on the collateral value of assets pledged to the FHLB at December 31, 2008, our subsidiary Banks had total borrowing capacity of up to $252.7 million, of which $190.7 million was drawn and outstanding at year end. Our subsidiary Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $90.7 million in capacity at December 31, 2008. None of our federal funds lines were in use at year-end. At December 31, 2008, the Company has availability from all borrowing sources of $144.9 million. In February 2009, the Company received notice from the FHLB that it has frozen the borrowing availability for four of our Banks (Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County) to the current amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained.

Expense Management

As part of our efforts to reduce controllable expenses, during 2008 we lowered salary and benefit expenses by $3.4 million through a reduction in workforce of approximately 23%. Furthermore, during the third quarter of 2008, all Board of Directors’ fees at the Company and the Banks were suspended. Additionally, we have applied with the FDIC to consolidate our banking subsidiaries, which we expect will result in expense savings if approved.

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

The following is a summary of the more judgmental estimates and complex accounting principles. In many cases, there are numerous alternative judgments that could be used in the process of estimating values of assets or liabilities. Where alternatives exist, we have used the factors that it believes represent the most reasonable value in developing the inputs for the valuation. Actual performance that differs from our estimates of the key variables could impact net income.

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

In assessing the adequacy of the ALLL, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. The Credit Quality Committee, which is a committee comprised of members of the Boards of Directors of the Company and its subsidiaries, regularly reviews the ALLL process and results.

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

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but will be subject to impairment tests on at least an annual basis. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2008, we began quarterly tests of goodwill for impairment due to the ongoing decline in the Company’s stock price combined with the ongoing crises in the credit markets and residential real estate. The Company recorded significant amounts of goodwill in connection with the acquisitions we made from 2000 to 2006. The companies we acquired have contributed significantly to the Company. However, our market valuation as a whole has been significantly affected with concerns related to commercial banks, housing and real estate lending operations. We determined the fair value of the Company from two approaches: the market approach and the market capitalization approach. We concluded that the goodwill balance was impaired and the amount of impairment loss was required to be expensed as a non-cash charge during 2008. As a result of this analysis, the Company wrote off its goodwill balance of $128.1 million during 2008.

Income Taxes

Income Tax Expense

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

Deferred Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2008, we determined that the deferred tax assets of $45.9 million were totally impaired. This impairment resulted primarily because our net operating loss for 2008 exceeded the amount that we could carryback to recover taxes previously paid. Presently, there is not enough positive evidence that we will generate future taxable income sufficient to offset the net operating loss carryforward amount and the temporary differences between book and tax accounting that result in tax deductions.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

In 2008, we were materially impacted by the continuing deterioration in the real estate markets. Our net income (loss) was ($254.4 million), $6.6 million, and $23.4 million, for the years ended December 31, 2008, 2007, and 2006, respectively. Our 2008 operations resulted in a significant loss in excess of $250 million and followed a significant decline in the 2007 earnings reflecting a 72% decrease from 2006. Diluted earnings (loss) per share (EPS) amounted to ($11.36) in 2008, $0.34 in 2007 and $1.33 in 2006. The ($11.36) in 2008 was down $11.70 per share over 2007 results, while the $0.34 EPS in 2007 was down $0.99 per share over 2006 results for a decrease of 74%. Our return on average equity (ROE) of (221.38%) in 2008 is a substantial decline from our 2007 ROE of 2.10%. The decline in the ROE in 2008 was primarily attributable to the goodwill impairment of $128.1 million and increase in the provision for loan losses from $32.7 million in 2007 to $128.1 million in 2008. Our ROE of 2.10% in 2007 was a 718 basis-point decline from our 2006 ROE of 9.28%. The decline in the ROE in 2007 was primarily attributable to the increase in the provision for loan losses from $4.5 million in 2006 to $32.7 million in 2007.

The following table provides an analysis of the dollar and percentage changes we have experienced in our income statements, balances sheets and key ratios in recent years.

ANALYSIS OF CHANGES IN INCOME STATEMENT & KEY RATIOS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	$ Change 2008 vs. 2007	% Change 2008 vs. 2007	2006	$ Change 2007 vs. 2006	% Change 2007 vs. 2006
Income Statement:
Interest Income	$145,948	$192,840	$(46,892)	-24.32%	$148,082	$44,758	30.23%
Interest Expense	98,526	102,316	(3,790)	-3.70%	68,647	33,669	49.05%

Net Interest Income	47,422	90,524	(43,102)	-47.61%	79,435	11,089	13.96%
Provision for Loan Losses	128,070	32,660	95,410	292.13%	4,469	28,191	630.81%
Noninterest Income	18,635	18,981	(346)	-1.82%	17,955	1,026	5.71%
Noninterest Expense	201,088	67,074	134,014	199.80%	55,651	11,423	20.53%

Income (Loss) Before Tax	(263,101)	9,771	(272,872)	NM	37,270	(27,499)	-73.78%
Income Taxes	(8,735)	3,183	(11,918)	NM	13,878	(10,695)	-77.06%

Net Income (Loss)	$(254,366)	$6,588	$(260,954)	NM	$23,392	$(16,804)	-71.84%

Net Operating Income (Loss) (1)	$(88,648)	$6,590	$(95,238)	NM	$24,198	$(17,608)	-72.77%

Per Share:
Earnings (Loss) per Common Share:
Basic	$(11.36)	$0.35	$(11.71)	NM	$1.36	$(1.01)	-74.26%
Diluted	(11.36)	0.34	(11.70)	NM	1.33	(0.99)	-74.44%
Operating Earnings (Loss) per Common Share: (1)
Basic	(3.96)	0.35	(4.31)	NM	1.41	(1.06)	-75.18%
Diluted	(3.96)	0.34	(4.30)	NM	1.38	(1.04)	-75.36%
Cash Dividends Paid	$0.13	$0.35	$(0.22)	-62.86%	$0.30	$0.05	16.67%
Weighted Average Shares Outstanding:
Basic	22,387,908	19,081,636	3,306,272	17.33%	17,222,139	1,859,497	10.80%
Diluted	22,387,908	19,225,069	3,162,839	16.45%	17,564,990	1,660,079	9.45%
Ratios:
Return on Average Assets	-9.27%	0.25%	-9.52%	NM	1.15%	-0.90%	-78.26%
Return on Average Equity	-221.38%	2.10%	-223.48%	NM	9.28%	-7.18%	-77.37%
Dividend Payout Ratio	-1.14%	100.00%	-101.14%	-101.14	22.06%	77.94%	353.31%
Average Equity to Average Assets	4.19%	12.10%	-7.91%	-65.37%	12.42%	-0.32%	-2.58%
Net Interest Margin	1.81%	3.88%	-2.07%	-53.35%	4.40%	-0.52%	-11.82%

(1)	See “Reconciliation of Non-GAAP Financial Measures.”

Net Interest Income

Net interest income (the difference between the interest earned on assets and the interest paid on deposits and liabilities) is the principal source of our earnings. Our average net interest rate margin, on a tax-equivalent basis, was 1.81% in 2008, 3.88% in 2007 and 4.40% in 2006. The 2008 decrease in the net interest margin resulted from decreased interest income on loans due to high levels of nonperforming loans and from the higher liquidity levels we built up throughout 2008. Net interest income before tax equivalency adjustments in 2008 amounted to $47.4 million, down 48% from $90.5 million in 2007. Net interest income before tax equivalency adjustments in 2007 amounted to $90.5 million, up 14% from $79.4 million in 2006.

The following table presents a summary of interest income, adjusted to a tax-equivalent basis, interest expense and the resulting average net interest rate margins for the past three years.

NET INTEREST INCOME

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Interest Income	$145,948	$192,840	$148,082
Taxable Equivalent Adjustment	94	445	413

Interest Income (1)	146,042	193,285	148,495
Interest Expense	98,526	102,316	68,647

Net Interest Income (1)	$47,516	$90,969	$79,848

	Years Ended December 31,
	2008	2007	2006
	(As a % of Average Earning Assets) (2)
Interest Income (1)	5.57%	8.25%	8.18%
Interest Expense	3.76%	4.37%	3.78%

Net Interest Rate Margin (1)	1.81%	3.88%	4.40%

(1)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.

(2)	Average Earning Assets used in ratios as follows (in thousands): 2008 – $2,624,203; 2007 – $2,341,803 and 2006 – $1,815,505.

2008 compared to 2007

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2008 decreased by nearly half to $47.5 million from $90.9 million for the year ended December 31, 2007. The decrease in net interest income was attributable to a decrease of $47.2 million, or 24%, in interest income while interest expense only decreased $3.8 million during 2008. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) decreased 181 basis points from 3.36% for the year ended December 31, 2007 to 1.55% for the year ended December 31, 2008, while the net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) decreased from 3.88% to 1.81% during the same period. See Interest Income and Interest Expense sections below for a detailed discussion of these changes.

Interest Income.    Interest income on a tax-equivalent basis was $146.0 million for the year ended December 31, 2008, a decrease of $47.3 million from $193.3 million for the year ended December 31, 2007. The decrease in interest income in 2008 was due primarily to a decline of 256 basis points in the yield on the loan portfolio. The decline in the loan portfolio yield is due largely to the lowering of the prime rate by the Federal Reserve and the resulting repricing of our loan portfolio. Also contributing to the decline is lost interest income from nonaccrual loans and interest reversals on such loans, which reduced the yield by 63 and 26 basis points, respectively.

Interest income on investment securities increased $3.8 million as a result of an increase of $121.8 million in the average balance for the year ended December 31, 2008 compared to the year ended December 31, 2007. The primary reason for the increase in the average balance of investment securities was our effort to bolster our on-balance sheet liquidity throughout the year. At December 31, 2008, investment securities equaled 14.1% of assets compared to 10.8% at December 31, 2007.

Interest Expense.    Interest expense decreased $3.8 million to $98.5 million for the year ended December 31, 2008, from $102.3 million for the year ended December 31, 2007. The decrease in interest expense resulted primarily from a decrease of $6.0 million in interest expense on deposits, offset by an increase of $2.2 million in the interest expense on borrowed funds.

The average cost of interest-bearing deposits decreased by 85 basis points and the average balance increased by $263.8 million. Time deposits, the largest category of deposits, increased by $348.7 million primarily due to the increased use of brokered and internet-based certificates of deposit. These types of deposits historically have provided a means of generating deposits to meet our funding needs, but our access to this funding source may be limited in the future. The increase in the average balance of time deposits is offset with an 89 basis-point decrease resulting from market interest rate decreases during 2008.

The average balance of interest-bearing NOW accounts decreased $25.1 million and money market accounts decreased $58.8 million, with corresponding declines in the costs of such deposits of 129 and 134 basis points, respectively. To maintain their deposit market share and to assist in liquidity management, the Banks did not decrease their deposit pricing as much as they lowered their loan rates, which increase or decrease more quickly in response to changes in the Prime Rate.

The interest expense on borrowed funds in 2008 increased by $2.2 million when compared to 2007. This increase is related to an increase of $93.0 million in the average balance of borrowed funds offset by a decrease of 138 basis points to 4.47% in the average costs of borrowings. The increase in the average balance is related to the $40.0 million of subordinated notes issued in April 2008 (average balance of $21.1 million during 2008) and an increase in the average balance of FHLB advances of $77.0 million borrowed in an effort to bolster on-balance sheet liquidity. The decrease in the average cost of these borrowings is the result of a 249 basis point decline in the cost of FHLB advances, and a 284 basis point decrease in the cost of repurchase agreements, related to market rate decreases during 2008. These cost decreases are offset by the cost of the subordinated notes.

2007 compared to 2006

Net Interest Income.    Net interest income on a tax-equivalent basis for the year ended December 31, 2007 increased $11.1 million to $90.9 million from $79.8 million for the year ended December 31, 2006. The increase in net interest income was attributable to an increase of $44.8 million, or 30%, in interest income while interest expense only increased $33.7 million during 2006. The net interest rate spread (the yield on earning assets minus the cost of interest-bearing liabilities) decreased 51 basis points from 3.87% for the year ended December 31, 2006 to 3.36% for the year ended December 31, 2007, while the net interest margin (net interest income on a tax-equivalent basis divided by average earning assets) decreased from 4.40% to 3.88% during the same period.

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

The primary reason for the increase in the average balance of investment securities of $42.9 million was our effort to maintain a certain level of on-balance sheet liquidity. The average yield on securities increased 51 basis points partly as a result of the restructuring of our bond portfolio in December 2006, during which we sold several low-yielding securities. At December 31, 2007, investment securities equaled 10.8% of assets, as compared to 9.2% at December 31, 2006.

Overall, the yield on interest-earning assets increased seven basis points from 8.18% during the year ended December 31, 2006 to 8.25% for the year ended December 31, 2007.

Interest Expense.    Interest expense increased $33.7 million, to $102.3 million, for the year ended December 31, 2007, from $68.6 million for the year ended December 31, 2006. The increase in interest expense resulted primarily from an increase of $33.1 million in interest expense on deposits. The average cost of interest-bearing deposits, the largest component of interest expense, increased by 64 basis points and the average balance increased by $496.3 million. Of the $496.3 million increase in average balances, interest-bearing NOW accounts increased $62.9 million, money market accounts increased $18.2 million and savings accounts decreased $3.3 million. The increase in the average balance for interest-bearing NOW accounts reflects the attractive rates paid on the Premium Select Checking account, which have contributed to continued balance growth. Time deposits, the largest category of deposits, increased $418.5 million; primarily due to the increased use of brokered and internet-based certificates of deposit, which provided a means of generating deposits to meet our funding needs. The average cost of time deposits increased 66 basis points. The increase is due to the inclusion of a full year of results for Security Bank of North Fulton and Security Bank of Gwinnett County (both acquired in 2006) whose average cost of time deposits is generally higher than that of the Banks in the Middle and Coastal Georgia markets.

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

Interest Rates and Interest Differential

The following tables set forth our average balance sheets, interest and yield information on a tax-equivalent basis for the years ended December 31, 2008, 2007, and 2006.

AVERAGE BALANCE SHEETS, INTEREST AND YIELDS

(Tax-equivalent basis, dollars in thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Loans, Net of Unearned Income	$2,119,936	$128,476	6.06%	$2,081,999	$179,562	8.62%	$1,599,508	$137,993	8.63%
Loans Held for Sale	4,129	264	6.39	6,328	453	7.16	6,576	454	6.90

Total Loans	2,124,065	128,740	6.06	2,088,327	180,015	8.62	1,606,084	138,447	8.62

Investment Securities:
Taxable	336,030	14,974	4.46	197,436	10,159	5.15	154,927	7,053	4.55
Tax Exempt (3)	3,645	268	7.35	20,412	1,274	6.24	19,976	1,238	6.20

Total Investment Securities	339,675	15,242	4.49	217,848	11,433	5.25	174,903	8,291	4.74

Interest-Earning Deposits	82,230	387	0.47	4,561	242	5.31	2,851	160	5.61
Federal Funds Sold	78,233	1,673	2.14	31,067	1,595	5.13	31,667	1,597	5.04

Total Interest-Earning Assets	2,624,203	146,042	5.57	2,341,803	193,285	8.25	1,815,505	148,495	8.18

Non-Earning Assets	120,399			250,144			213,401

Total Assets	$2,744,602			$2,591,947			$2,028,906

Liabilities and Shareholders’ Equity:
Interest-Bearing Demand Deposits	$348,413	$8,167	2.34	$373,522	$13,550	3.63	$310,624	$10,902	3.51
Money Market Accounts	86,857	2,118	2.44	145,619	5,499	3.78	127,456	3,694	2.90
Savings Deposits	14,978	79	0.53	16,005	89	0.56	19,268	106	0.55
Time Deposits of $100,000 or More	1,082,546	35,605	3.29	892,248	47,622	5.34	571,992	27,482	4.80
Other Time Deposits	680,342	41,948	6.17	521,923	27,114	5.20	423,708	18,555	4.38

Total Interest-Bearing Deposits	2,213,136	87,917	3.97	1,949,317	93,874	4.82	1,453,048	60,739	4.18

Federal Funds Purchased and Repurchase Agreements	37,535	742	1.98	43,881	2,104	4.79	29,874	1,469	4.92
Other Borrowed Money & Subordinated Debentures	199,771	9,867	4.94	100,430	6,338	6.31	108,997	6,439	5.91

Total Borrowed Funds	237,306	10,609	4.47	144,311	8,442	5.85	138,871	7,908	5.69

Total Interest-Bearing Funding	2,450,442	98,526	4.02	2,093,628	102,316	4.89	1,591,919	68,647	4.31

Non-Interest-Bearing Demand Deposits	154,173			163,712			166,190
Other Liabilities	25,086			21,103			18,793
Shareholders’ Equity	114,901			313,504			252,004

Total Liabilities & Shareholders’ Equity	$2,744,602			$2,591,947			$2,028,906

Net Interest Income		$47,516			$90,969			$79,848

Interest Rate Spread			1.55%			3.36%			3.87%

Net Interest Margin			1.81%			3.88%			4.40%

(1)	Interest income includes loan fees as follows (in thousands): 2008 – $4,979, 2007 – $7,645 and 2006 – $7,442.

(2)	Nonaccrual loans are included.

(3)	Reflects taxable equivalent adjustments using the statutory income tax rate of 35% in adjusting interest on tax exempt investment securities to a fully taxable basis. The taxable equivalent adjustment included above amounts to (in thousands) $94 for 2008; $445 for 2007 and $413 for 2006.

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for 2008 compared to 2007 and for 2007 compared to 2006.

RATE / VOLUME ANALYSIS

(In thousands)

	For the Years Ended December 31,
	2008 Compared to 2007 Change Due To (1)			2007 Compared to 2006 Change Due To (1)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Earned On:
Loans Receivable, Net	$3,272	$(54,358)	$(51,086)	$41,626	$(57)	$41,569
Loans Held for Sale	(157)	(32)	(189)	(17)	16	(1)
Taxable Investment Securities	7,131	(2,316)	4,815	1,935	1,171	3,106
Tax Exempt Investment Securities (2)	(1,046)	40	(1,006)	27	9	36
Interest-Earning Deposits	4,121	(3,976)	145	96	(14)	82
Federal Funds Sold	2,422	(2,344)	78	(30)	28	(2)

Total Interest Income	15,743	(62,986)	(47,243)	43,637	1,153	44,790

Interest Paid On:
Interest-Bearing Demand Deposits	(911)	(4,472)	(5,383)	2,208	440	2,648
Money Market Accounts	(2,219)	(1,162)	(3,381)	526	1,279	1,805
Savings Deposits	(6)	(4)	(10)	(18)	1	(17)
Time Deposits of $100,000 or More	10,157	(22,174)	(12,017)	15,387	4,753	20,140
Other Time Deposits	8,230	6,604	14,834	4,301	4,258	8,559
Federal Funds Purchased and Repurchase Agreements	(304)	(1,058)	(1,362)	689	(54)	635
Other Borrowings	6,269	(2,740)	3,529	(506)	405	(101)

Total Interest Expense	21,216	(25,006)	(3,790)	22,587	11,082	33,669

Net Interest Income	$(5,473)	$(37,980)	$(43,453)	$21,050	$(9,929)	$11,121

(1)	The change in interest due to both rate and volume has been allocated to the rate component.

(2)	Reflects taxable equivalent adjustments using the statutory federal income tax rate of 35% in adjusting interest on tax exempt investment securities to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses is a charge to current earnings taken to increase the allowance for loan losses. The general nature of lending results in periodic charge-offs of nonperforming loans, in spite of our continuous loan review process, credit standards and internal controls. Because of the substantial decline in real estate markets and the overall economy, we significantly increased our provision for loan losses in 2008. We expensed $128.1 million in 2008, $32.7 million in 2007, and $4.5 million in 2006 for loan loss provisions. The increase in the provision for loan losses in 2008 is due primarily to significant declines in residential real estate market values, primarily in the metropolitan Atlanta area and Florida, caused by recent disruptions in financial markets. As a result of these adverse market conditions, our net charge-offs increased to $100.3 million in 2008, compared to $23.3 million in 2007 and $2.4 million in 2006. Our net charge-offs as a percentage of average loans outstanding increased to 4.73% in 2008 compared to 1.12% in 2007 and 0.15% in 2006. The adverse market conditions also resulted in an increase in the allowance for loan losses as a percentage of outstanding net loans receivable to 3.00% at December 31, 2008, up from 1.45% at December 31, 2007 and 1.18% at December 31, 2006. See Risk Elements section for further discussion.

Noninterest Income

2008 compared to 2007

The composition of noninterest income for the periods presented is as follows:

	Year Ended December 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Service Charges on Deposits	$9,183	$9,363	$(180)	-1.92%
Other Service Charges, Commissions and Fees	3,038	4,244	(1,206)	-28.42%
Mortgage Origination and Related Fees	2,726	4,475	(1,749)	-39.08%
Securities Gains (Losses)	3,334	(3)	3,337	NM
Other	354	902	(548)	-60.75%

	$18,635	$18,981	$(346)	-1.82%

The decrease of $346,000 or 1.82% in noninterest income is due primarily to the following:

•	reduction of $1.7 million in mortgage originations and related fees resulting from decreased loan demand;

•	decrease of $0.2 million in commission fees earned by CFS professionals. The Company sold CFS during the first quarter of 2008 and therefore did not generate such fees during most of 2008;

•

decrease of $1.1 million in commission fees on interim construction loans originated by SRES. Due to the downturn in the real estate market and high level of nonperforming assets, which required the attention of loan officers, loan originations declined significantly from the prior year; and

•

a gain on sale of investment securities of $3.3 million resulting from an increase in investment securities sold, including certain U.S. Government sponsored mortgage-backed securities, during the year.

2007 compared to 2006

The composition of noninterest income for the periods presented is as follows:

	Year Ended December 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Service Charges on Deposits	$9,363	$9,162	$201	2.19%
Other Service Charges, Commissions and Fees	4,244	4,544	(300)	-6.60%
Mortgage Origination and Related Fees	4,475	4,922	(447)	-9.08%
Securities Gains (Losses)	(3)	(1,601)	1,598	99.81%
Other	902	928	(26)	-2.80%

	$18,981	$17,955	$1,026	5.71%

The increase of $1.0 million or 5.71% in noninterest income is due primarily to the following:

•

decrease of $1.6 million in the loss on the sale of securities. In 2006, we incurred a $1.6 million loss in connection with the restructuring of our bond portfolio and incurred a minimal loss in 2007; and

•	decrease in mortgage origination and related fee income of $0.4 million, which is the result of decreased loan volume.

Noninterest Expense

2008 compared to 2007

The composition of noninterest expense for the periods presented is as follows:

	Year Ended December 31,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
Salaries and Employee Benefits	$31,623	$35,061	$(3,438)	-9.81%
Occupancy and Equipment	6,401	6,189	212	3.43%
Foreclosed Property	15,238	5,059	10,179	201.21%
FDIC Assessments	1,829	576	1,253	217.53%
Marketing Expenses	1,501	2,549	(1,048)	-41.11%
Professional Fees	2,957	3,426	(469)	-13.69%
Amortization-Core Deposit Intangible	884	985	(101)	-10.25%
Goodwill Impairment	128,074	—	128,074	100.00%
Other	12,581	13,229	(648)	-4.90%

	$201,088	$67,074	$134,014	199.80%

The increase of $134.0 million in noninterest expense is due primarily to the following:

•	goodwill impairment charge of $128.1 million;

•	an increase of $10.2 million in foreclosed property expense as a result of the increase in nonperforming assets from 2007 levels to 2008 levels (see Risk Elements section in this discussion); and

•

decrease of $3.4 million in salaries and employee benefits due to reductions of: $1.6 million in loan production commissions due to decreased loan volume and $1.5 million in bonus and incentive plan expense resulting from the Company’s decreased financial performance in 2008; and a net reduction of $0.3 million in other compensation costs.

2007 compared to 2006

The composition of noninterest expense for the periods presented is as follows:

	Year Ended December 31,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
Salaries and Employee Benefits	$35,061	$32,377	$2,684	8.29%
Occupancy and Equipment	6,189	5,622	567	10.09%
Foreclosed Property	5,059	533	4,526	NM
FDIC Assessments	576	213	363	170.42%
Marketing Expenses	2,549	2,293	256	11.16%
Professional Fees	3,426	2,263	1,163	51.39%
Amortization-Core Deposit Intangible	985	903	82	9.08%
Other	13,229	11,447	1,782	15.57%

	$67,074	$55,651	$11,423	20.53%

The increase of $11.4 million in noninterest expense is due primarily to the following:

•

increase of $2.7 million in salaries and benefits. Approximately $2.1 million of the increase is due to the inclusion of a full year’s results for Security Bank of North Fulton and Security Bank of Gwinnett County, which were acquired in March and July 2006, respectively. The remainder of the increase is due to normal salary and benefit increases from merit increases and the hiring of new employees;

•

increase of $1.2 million in professional fees. Audit fees increased by approximately $0.5 million as a result of the additions of Security Bank of North Fulton and Security Bank of Gwinnett County in 2006. Further, legal fees and other expenses increased approximately $0.5 million as a result of the fees incurred in connection with a proposed acquisition that was not consummated;

•	increase of $4.5 million in foreclosed property expense as a result of the increase in nonperforming assets from 2006 levels to 2007 levels (see Risk Elements section in this discussion); and

•

increase of $0.4 million in directors’ fees, resulting from the additional directors at subsidiary banks acquired during 2006. The remainder of the increase is spread across various expense categories.

Income Taxes

Our federal and state income tax expense (benefit) was ($8.7 million) in 2008, compared to $3.2 million in 2007 and $13.9 million in 2006. Our resulting effective tax rate was 3.3% in 2008, down from 32.6% in 2007 and 37.2% in 2006. The effective tax rate for 2008 declined primarily due to the impact of the valuation allowance for deferred tax assets of $45.9 million and the goodwill impairment charge of $128.1 million incurred during 2008 (the majority of which is nontaxable). Our effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on our balance sheet.

In January 2009, we completed a preliminary analysis of our deferred taxes as of December 31, 2008, which indicated a possible impairment in the range of zero to $18.0 million. At the time of this preliminary analysis, we were exploring and analyzing several capital initiatives including raising capital in various scenarios and reducing assets. Also at this time, the Economic Stimulus Package being debated in the U.S. Congress contained a provision to extend the carryback period for net operating losses from two years to five years. This would have resulted in our entire net operating loss for 2008 being carried back to offset and recover income taxes previously paid. The final version of the stimulus package signed by President Obama restricted the change in carryback period to those companies with less than $15 million in annual revenue. In the ensuing weeks we were not successful in raising any additional capital. Therefore, given our current circumstances, we could not obtain enough positive evidence that we would generate sufficient taxable income in the future to offset the combination of our net operating loss carry-forward and our temporary differences that result in income tax deductions. Therefore, we recorded a valuation allowance of $45.9 million on our gross deferred tax assets.

During 2007, we purchased low income housing tax credits. These credits provide reductions in our state income tax expense over the next 11 years. Due to the operating loss incurred in 2008, we sold the 2008 credits since we would be unable to use them. When added to existing state income tax credits, the 2007 credits resulted in a zero state income tax expense for 2007. See Note 10 to our Consolidated Financial Statements for a detailed analysis of income taxes.

Quarterly Results of Operations

The following table provides income statement recaps and earnings per share data for each of the four quarters for the years ended December 31, 2008 and 2007.

QUARTERLY RESULTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For 2008:
Interest Income	$31,367	$36,150	$37,689	$40,742	$145,948
Interest Expense	24,544	24,126	23,913	25,943	98,526

Net Interest Income	6,823	12,024	13,776	14,799	47,422
Provision For Loan Losses	29,129	26,359	30,383	42,199	128,070
Noninterest Income	3,919	3,764	5,090	5,862	18,635
Noninterest Expense	35,877	21,050	127,254	16,907	201,088

Income (Loss) Before Income Taxes	(54,264)	(31,621)	(138,771)	(38,445)	(263,101)
Income Taxes	34,310	(11,472)	(17,326)	(14,247)	(8,735)

Net Income (Loss)	$(88,574)	$(20,149)	$(121,445)	$(24,198)	$(254,366)

Net Income (Loss) per Common Share:
Basic	$(3.81)	$(0.87)	$(5.23)	$(1.22)	$(11.36)
Diluted	(3.81)	(0.87)	(5.23)	(1.22)	(11.36)

	Three Months Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Total Year
For 2007:
Interest Income	$48,989	$49,643	$48,175	$46,033	$192,840
Interest Expense	27,406	26,862	24,792	23,256	102,316

Net Interest Income	21,583	22,781	23,383	22,777	90,524
Provision For Loan Losses	20,000	9,400	2,000	1,260	32,660
Noninterest Income	4,539	4,600	4,750	5,092	18,981
Noninterest Expense	17,583	17,059	16,544	15,888	67,074

Income (Loss) Before Income Taxes	(11,461)	922	9,589	10,721	9,771
Income Taxes	(4,588)	347	3,489	3,935	3,183

Net Income (Loss)	$(6,873)	$575	$6,100	$6,786	$6,588

Net Income (Loss) per Common Share:
Basic	$(0.36)	$0.03	$0.32	$0.35	$0.35
Diluted	(0.36)	0.03	0.31	0.35	0.34

Balance Sheet Review

Loan Portfolio

Our loan portfolio constitutes our largest interest-earning asset. To analyze prospective loans, management reviews our credit quality and interest rate pricing guidelines to determine whether to extend a loan and the appropriate rate of interest for each loan. At December 31, 2008 and 2007, loans receivable, net of unearned income, of $1.98 billion and $2.18 billion, respectively, amounted to 69.6% and 77.0% of total assets, and 81.3% and 94.9% of deposits. Our loan portfolio decreased by 9.2% from December 31, 2007 to December 31, 2008 due primarily to charge-offs of $100.3 million. Loan yields were 6.06% for 2008, compared to 8.62% for 2007 and 2006. Our allowance for loan losses as a percentage of loans receivable amounted to 3.00% at December 31, 2008, compared to 1.45% and 1.18% at December 31, 2007 and 2006, respectively.

The largest components of our loan portfolio are the real estate construction, land and land development loans and the other mortgages secured by nonfarm, nonresidential properties. Real estate construction, land and land development loans, which constituted 50.2% of the loans outstanding at December 31, 2008, are loans secured by real estate made to finance land development and residential and commercial construction.

The following table presents the amount of loans outstanding by category, both in dollars and in percentages of the total portfolio, at the end of each of the past five years.

LOANS BY TYPE

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Commercial and Industrial	$157,799	$161,911	$142,537	$106,300	$86,575
Agricultural	1,117	1,225	2,029	3,035	3,179
Real Estate—Construction, Land and Land Development	993,864	1,165,718	981,481	517,373	350,150
Real Estate—Mortgage:
Farmland	33,031	18,717	16,926	5,627	3,879
1-4 Family Residential Properties	278,714	246,340	223,518	199,072	128,770
Multifamily Residential Properties	36,257	24,786	30,084	18,366	13,660
Nonfarm Nonresidential Properties	421,342	504,368	458,070	376,302	220,593
Consumer	60,431	61,757	48,923	47,608	40,012

Total Loans	$1,982,555	$2,184,822	$1,903,568	$1,273,683	$846,818
Unearned Income	(1,079)	(2,509)	(2,467)	(1,564)	(1,053)

Total Net Loans	$1,981,476	$2,182,313	$1,901,101	$1,272,119	$845,765

Percentage of Total Portfolio:
Commercial and Industrial	7.96%	7.40%	7.50%	8.36%	10.24%
Agricultural	0.06%	0.06%	0.11%	0.24%	0.37%
Real Estate—Construction, Land and Land Development	50.16%	53.42%	51.63%	40.67%	41.40%
Real Estate—Mortgage:
Farmland	1.67%	0.86%	0.89%	0.44%	0.45%
1-4 Family Residential Properties	14.07%	11.29%	11.76%	15.65%	15.23%
Multifamily Residential Properties	1.83%	1.14%	1.58%	1.44%	1.62%
Nonfarm Nonresidential Properties	21.26%	23.11%	24.09%	29.58%	26.08%
Consumer	3.04%	2.83%	2.57%	3.74%	4.73%

Total Loans	100.05%	100.11%	100.13%	100.12%	100.12%
Unearned Income	(0.05)%	(0.11)%	(0.13)%	(0.12)%	(0.12)%

Total Net Loans	100.00%	100.00%	100.00%	100.00%	100.00%

As part of our plans to improve regulatory capital levels, we plan on reducing loans receivable during 2009 through charge-offs, principal repayments, and non-renewal of certain maturing loans.

Lending Limits

When the amount of a loan or loans to a single borrower or relationship exceeds an individual officer’s lending authority, the lending decision must be approved by a more senior officer with the requisite loan authority, or the lending decision will be made by the loan committee comprised of officers or the loan committee comprised of members of the Board of Directors.

Lending limits vary based on the type of loan and nature of the borrower. In general, however, we are able to loan to any one borrower a maximum amount equal to either 15% of total risk-based capital, or 25% of total risk-based capital if the amount that exceeds 15% is fully secured. As of December 31, 2008, our legal lending limit was approximately $20.2 million (unsecured) plus an additional $13.5 million (secured) for a total of approximately $33.7 million, for loans that meet federal and/or state collateral guidelines. Regardless of the legal lending limit, our internal guidelines limit the amount available to be loaned to any one borrowing relationship. We adjust the maximum amount available to any one borrower or relationship in accordance with an assigned credit grade. Every loan of material size is assigned a credit grade either by our credit administration department or by the appropriate approval committee, with grades denoting more credit risk receiving a lower in-house maximum. As a result, our exposure to loans with more risk is limited by the credit grades assigned to those loans. These credit grades are reviewed regularly by management, regulatory authorities and our external loan review vendor for appropriateness and applicability.

Underwriting

Collectively, our chief operating officer, chief credit officer, other senior members of corporate management, our Bank presidents and chief lending officers act as the primary lending officers for the Company. This experienced loan team developed credit underwriting and monitoring guidelines/policies while also delivering growth in our loan portfolio from 2004 to 2007. Due to the significant growth in our nonperforming assets, the problems in the residential real estate market and the national economy, we revised several factors within our loan underwriting system during 2008. Some of the more significant changes include:

•	Increased borrower’s equity in projects.

•	Geographic restrictions on financed projects.

•	Systematically reduce the level of residential acquisition and development loans in our portfolio.

•	Work toward greater diversification in the loan portfolio through increased originations of commercial real estate (nonresidential) loans and of commercial and industrial loans.

We believe we employ a prudent credit approval process and have developed a comprehensive risk-management system for monitoring and measuring the adequacy of our allowance for loan losses and anticipating net charge-offs. During 2008 we created a Problem Asset Resolution team to manage, track, project future levels of and dispose of nonperforming assets. This core group of nine people works with loan officers, credit administration officer and others throughout the organization to reduce the level and impact of nonperforming assets on the Company. During 2008 we also engaged a leading industry consultant to assist with management’s internal review and forecast of problem loans.

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

Nonperforming assets at December 31, 2008 increased dramatically to approximately $327.3 million, or 15.76% of loans receivable and other real estate. This compares to approximately $79.1 million in nonperforming assets, or 3.58% of loans receivable and other real estate at December 31, 2007. The following table sets forth our nonperforming assets and allowance for loan losses at the end of the past five years.

NONPERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Nonperforming loans:
Nonaccrual loans	$232,436	$50,635	$34,401	$6,997	$6,214
Loans 90 days or more past due and still accruing	146	242	—	—	—

Total nonperforming loans	232,582	50,877	34,401	6,997	6,214
Other real estate owned	94,717	28,175	2,775	2,394	1,991

Total nonperforming assets	$327,299	$79,052	$37,176	$9,391	$8,205

Nonperforming assets to loans receivable and other real estate	15.76%	3.58%	1.95%	0.74%	0.97%

Allowance for loan losses to nonperforming loans	25.56%	62.30%	64.93%	230.78%	175.46%

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in late summer of 2007 and has continued throughout 2008. A significant portion of the loan portfolios of our metropolitan Atlanta banks and SRES is concentrated in loans to residential builders and developers. With the significant slowing of home and land sales, the prices of homes and land have declined precipitously. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue.

At December 31, 2008, the 10 largest nonaccrual loans comprise $113.8 million or 49.0% of the total. Of these 10 loans, six are residential development loans and four are commercial real estate loans. A detail of the activity in nonperforming loans for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In thousands)
Nonaccrual loans at beginning of period	$50,635	$34,401	$6,997
Activity during the period:
Additions, net	394,947	88,155	35,586
Foreclosures	(101,917)	(48,623)	(5,819)
Charge-offs, net	(100,331)	(23,298)	(2,363)
Upgrades to accrual status	(4,960)	—	—
Principal collections	(5,938)	—	—

Nonaccrual loans at end of period	$232,436	$50,635	$34,401

The 10 largest other real estate owned properties comprise $44.3 million or 46.8% of the total. Seven of these properties are residential in nature, two of the properties are mixed use, and one property is commercial. Of the total other real estate owned balance, the largest component is residential lots at 39.9% followed by single family homes at 27.9%, raw land at 19.2% and commercial property at 13.0%. A detail of the activity in other real estate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In thousands)
Other real estate at beginning of period	$28,175	$2,775	$2,394
Activity during the period:
Foreclosures	101,917	48,623	5,819
Sales	(36,711)	(22,047)	(5,294)
Provisions for loss	(3,723)	(1,176)	(144)
Purchases	4,100	—	—
Other	959	—	—

Other real estate at end of period	$94,717	$28,175	$2,775

Summary of Loan Loss Experience

The following table summarizes loans charged-off, recoveries of loans previously charged-off and provisions for loan losses for the periods indicated. We have no lease financing or foreign loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of period	$31,698	$22,336	$16,148	$10,903	$9,407
Loans charged-off during the period:
Commercial, industrial and agricultural	2,707	2,142	539	470	290
Construction, land and land development	100,823	17,514	741	84	455
Real estate-mortgage	4,756	3,274	663	364	236
Consumer	1,472	1,488	1,183	797	1,069

Total charge-offs	109,758	24,418	3,126	1,715	2,050

Recoveries during the period of loans previously charged-off:
Commercial, industrial and agricultural	374	278	121	103	170
Construction, land and land development	7,508	8	1	5	37
Real estate-mortgage	915	19	57	16	46
Consumer	630	815	584	372	474

Total recoveries	9,427	1,120	763	496	727

Net loans charged-off during the period	100,331	23,298	2,363	1,219	1,323

Additions to allowance-provision expense	128,070	32,660	4,469	2,833	2,819

Business Combinations	—	—	4,082	3,631	—

Allowance for loan losses at end of period	$59,437	$31,698	$22,336	$16,148	$10,903

Allowance for loan losses to period end net loans receivable	3.00%	1.45%	1.18%	1.27%	1.29%

Ratio of net charged-offs to average loans receivable	4.73%	1.12%	0.15%	0.12%	0.17%

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

In addition to ongoing internal loan reviews and risk assessment, management uses other factors to judge the adequacy of the allowance for loan losses, including current economic conditions, loan loss experience, regulatory guidelines and current levels of nonperforming loans. Management believes that the balances of $59.4 million and $31.7 million in the allowance for loan losses at December 31, 2008 and 2007, respectively, were adequate to absorb known risks in the loan portfolio at those dates. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio or that our allowance for loan losses will be sufficient to absorb such unexpected losses.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded, through a charge to earnings, as the specific allocation of the allowance for loan losses. When management considers a loan or a portion thereof as uncollectible, it is charged-off against the allowance for loan losses.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Balance at end of period applicable to:
Commercial, industrial and agricultural	$4,764	8%	$2,225	7%	$1,357	7%	$1,109	9%	$872	10%
Construction, land and land development	29,796	50%	15,898	53%	9,212	52%	5,248	41%	3,576	41%
Real estate-mortgage	23,065	39%	10,831	37%	6,839	38%	6,078	46%	3,838	44%
Consumer	1,812	3%	842	3%	459	3%	483	4%	436	5%
Unallocated	—	—	1,902	—	4,469	—	3,230	—	2,181	—

Total allowance for loan losses	$59,437	100%	$31,698	100%	$22,336	100%	$16,148	100%	$10,903	100%

Investment Portfolio

The investment securities portfolio is another major interest-earning asset and consists of debt and equity securities categorized as either Available for Sale or Held to Maturity. The investment portfolio serves to balance interest rate risk and credit risk related to the loan portfolio. The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Because the investment portfolio is primarily for liquidity purposes, the investment portfolio has a relatively short effective duration of 2.06 years as of year end.

As of December 31, 2008, our investment portfolio amounted to $407.3 million, or 14.3% of total assets, compared to $305.4 million, or 10.8% of total assets at December 31, 2007. The average tax-equivalent yield on the portfolio was 4.49% for the year 2008 versus 5.25% in 2007 and 4.74% in 2006. Net gains (losses) on the sale of securities were $3.3 million, ($0.1 million), and ($1.6 million) in 2008, 2007 and 2006, respectively. During 2008, the Company sold certain U.S. Government sponsored mortgage backed securities and reinvested the proceeds into securities with lower risk-weightings in order to make the portfolio more capital efficient. In December 2006, we restructured our bond portfolio and sold a total of approximately $54.0 million in bonds with lower yielding rates at a loss of approximately $1.3 million to reinvest in higher-yielding bonds.

At December 31, 2008, the major portfolio components included 95.8% in mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies; 0.5% in state, county and municipal bonds; 3.4% in FHLB stock; and 0.3% in other securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. Substantially our entire mortgage-backed and collateralized mortgage obligation bonds are Government National Mortgage Association issued, and we do not have any bonds secured by subprime mortgages. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow down and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

As of December 31, 2008, the investment portfolio had gross unrealized gains of $2.1 million and gross unrealized losses of $1.2 million for a net unrealized gain of $0.9 million. As of December 31, 2007, the portfolio had a net unrealized gain of $1.6 million. Shareholders’ equity included net unrealized gains of $0.6 million for December 31, 2008 and net unrealized gains of $1.1 million for December 31, 2007 recorded on the Available for Sale portfolio, net of deferred tax effects. Management identified no value impairment related to credit quality in the portfolio. In addition, management has the intent and ability to hold those securities with unrealized losses until the market-based impairment is recovered; therefore, no value impairment was determined to be other than temporary.

No trading account has been established by us and none is anticipated.

The following table summarizes the Available for Sale and Held to Maturity investment securities portfolios as of December 31, 2008, 2007 and 2006. Available for Sale securities are shown at fair value, while Held to Maturity securities are shown at amortized or accreted cost. Unrealized gains and losses on securities Available for Sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of shareholders’ equity.

INVESTMENT SECURITIES

(In thousands)

	December 31,
	2008	2007	2006
Securities Available for Sale:
Mortgage-Backed Securities	$390,193	$214,150	$132,289
U. S. Government Agencies	—	59,946	66,828
State, County & Municipal	2,157	20,237	20,096
Other Investments	1,331	1,823	1,966

	$393,681	$296,156	$221,179

Securities Held to Maturity:
U. S. Government Agencies	$—	$1,000	$1,000
State, County & Municipal	—	—	240

	$—	$1,000	$1,240

Federal Home Loan Bank Stock	$13,662	$8,243	$7,521

Total Investment Securities:
Mortgage-Backed Securities	$390,193	$214,150	$132,289
U. S. Government Agencies	—	60,946	67,828
State, County & Municipal	2,157	20,237	20,336
Other Investments	1,331	1,823	1,966
Federal Home Loan Bank Stock	13,662	8,243	7,521

	$407,343	$305,399	$229,940

The following table illustrates the contractual maturities and weighted average yields of investment securities Available for Sale held at December 31, 2008. Expected maturities will differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. No prepayment assumptions have been estimated in the table. The weighted average yields are calculated on the basis of the amortized cost and effective yields of each security weighted for the scheduled maturity of each security. The yield on state, county and municipal securities is computed on a tax-equivalent basis using a statutory federal income tax rate of 35%.

MATURITIES OF INVESTMENT SECURITIES AND AVERAGE YIELDS

(Dollars in thousands)

	Available for Sale
	Amortized Cost	Average Yield	Fair Value
Mortgage-Backed Securities:
Within 1 Year	$1	9.48%	$1
After 1 through 5 Years	21	5.73%	22
After 5 through 10 Years	436	5.37%	448
More Than 10 Years	388,026	3.98%	389,722

	$388,484	3.98%	$390,193

State, County and Municipal:
Within 1 Year	$—	0.00%	$—
After 1 through 5 Years	380	6.40%	398
After 5 through 10 Years	—	0.00%	—
More Than 10 Years	1,935	6.74%	1,759

	$2,315	6.68%	$2,157

Other Investments
Within 1 Year	$—	0.00%	$—
After 1 through 5 Years	—	0.00%	—
After 5 through 10 Years	500	6.24%	526
More Than 10 Years	1,441	7.88%	805

	$1,941	7.45%	$1,331

Federal Home Loan Bank Stock
Within 1 Year	$—	0.00%	$—
After 1 through 5 Years	—	0.00%	—
After 5 through 10 Years	—	0.00%	—
More Than 10 Years	13,662	3.74%	13,662

	$13,662	3.74%	$13,662

Total Securities:
Within 1 Year	$1	9.48%	$1
After 1 through 5 Years	401	6.37%	420
After 5 through 10 Years	936	5.84%	974
More Than 10 Years	405,064	4.00%	405,948

	$406,402	4.00%	$407,343

As of December 31, 2008 and 2007, we had several holdings of securities of a single issuer in which the aggregate book value and aggregate market value of the securities exceeded 10% of shareholders’ equity. Our total holdings of these issuers as a percentage of total shareholders’ equity are as follows:

	As of December 31, 2008		As of December 31, 2007
	Book Value	Market Value	Book Value	Market Value
GNMA	303.4%	304.7%	36.3%	36.7%
GNR	39.8%	40.0%	—	—
FNMA	—	—	16.7%	16.7%
FHLB	—	—	13.0%	13.0%
FHLMC	—	—	19.5%	19.6%

Deposits

Deposits are our primary liability and funding source. Total deposits as of December 31, 2008 were $2.44 billion, an increase of 6.1% from $2.30 billion at December 31, 2007. Average deposits in 2008 were $2.37 billion, an increase of $0.3 million from $2.11 billion during 2007. The average cost of deposits, considering non-interest checking accounts, was 3.71% during 2008, down from 4.44% during 2007 and 3.75% for 2006. We seek to set competitive deposit rates in our local markets to retain and grow our market share of deposits in our market area as our principal funding source; however, we have continued to increase our reliance on brokered and internet-based certificates of deposit as sources of funding, given the prompt receipt of funds, but our access to this funding source may be limited in the future as a result of restrictions from our regulators. On an average basis for the year 2008, 6.5% of our deposits were held in non-interest-bearing checking accounts, 19.0% were in lower yielding interest-bearing transaction, money market and savings accounts, and 74.5% were in time certificates with higher yields. Comparable average deposit mix percentages during 2007 were 7.8%, 25.3% and 66.9%, respectively. We hold no deposit funds from foreign depositors.

The following table reflects average balances of deposit categories for 2008, 2007 and 2006.

AVERAGE DEPOSITS

(Dollars in thousands)

	Years Ended December 31,
	2008	%	2007	%	2006	%
Non-Interest-Bearing Demand Deposits	$154,173	6.51%	$163,712	7.75%	$166,190	10.27%
Interest-Bearing Demand Deposits	348,413	14.72%	373,522	17.68%	310,624	19.18%
Money Market Accounts	86,857	3.67%	145,619	6.89%	127,456	7.87%
Savings Deposits	14,978	0.63%	16,005	0.76%	19,268	1.19%
Time Deposits of $100,000 or More	1,082,546	45.73%	892,248	42.23%	571,992	35.32%
Other Time Deposits	680,342	28.74%	521,923	24.69%	423,708	26.17%

	$2,367,309	100.00%	$2,113,029	100.00%	$1,619,238	100.00%

The following table outlines the maturities of certificates of deposit of $100,000 or more as of December 31, 2008, 2007 and 2006. All of our time deposits as of December 31, 2008 are certificates of deposit.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

(In thousands)

	December 31,
	2008	2007	2006
As of the End of Period:
3 Months or Less	$150,820	$363,792	$209,359
Over 3 Months through 6 Months	199,553	304,519	245,712
Over 6 Months through 12 Months	384,288	187,999	244,429
Over 12 Months	351,488	179,333	48,731

	$1,086,149	$1,035,643	$748,231

Borrowed Funds

Our borrowed funds at December 31, 2008 totaled $300.6 million. The major component was $190.7 million in various advances from the FHLB. We have borrowed from the FHLB under a Blanket Agreement for Advances and Security Agreement, under which our Banks have pledged residential first-mortgage loans, commercial real estate loans and investment securities of $510.4 million as collateral to secure available advances. At December 31, 2008, our lendable collateral value, which represents approximately 49.5% of eligible collateral, was $252.7 million, $20.6 million of which was available. These advances have maturities in varying lengths through August 2018 and interest rates ranging from 0.46% to 5.92%. Total outstanding advances from the FHLB averaged $132.1 million during 2008, with an average interest cost of 2.78%. Of the $190.7 million in FHLB advances outstanding at December 31, 2008, $58.0 million, or 30.4%, mature during 2009. Another $56.7 million, or 29.7%, mature in 2010, and another $5.0 million or 2.6% mature in 2011. The remaining $71.0 million, or 37.3%, mature after three years. In 2007, FHLB advances averaged $55.0 million with an average interest cost of 5.27%. In February 2009, the Company received notice from the FHLB of Atlanta that the FHLB has frozen our borrowing availability for four of our banks (Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County) to the current amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained.

At the request of the Federal Reserve Bank of Atlanta, in February 2008 our Board of Directors passed a resolution stating that we will not incur additional debt at the holding company without the prior approval of the Federal Reserve Bank of Atlanta.

In April 2008, we sold the Notes (net balance of $31.4 million at December 31, 2008). The Notes were issued at a discount of $8.7 million which is being amortized to income on a straight-line basis over the 10 year term of the notes. During 2008, the outstanding balance averaged $21.1 million, with an average interest cost of 15.12% (including amortization of the related discount). See Overview section of this discussion for further information regarding the issuance of the Notes.

During the second quarter of 2008, using a portion of the net proceeds of the Notes, we paid off and terminated our revolving line of credit of $22.0 million with Silverton Bank in Atlanta, Georgia and our line of credit for $2.0 million with Thomasville National Bank prior to its maturity on March 21, 2008. During 2008 and 2007, total outstanding advances from the lines of credit averaged $5.4 million and $4.2 million, with an average interest cost of 5.12% and 6.56%, respectively. At December 31, 2007 the outstanding balance on the lines of credit was $19.5 million.

During the fourth quarter of 2002, a subsidiary trust issued $18.0 million in trust preferred securities. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. The trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.25%, which equaled 4.72% at December 31, 2008. We used the proceeds from this trust preferred securities offering to retire holding company debt and to fund our acquisition of Security Bank of Jones County.

In December 2005, a subsidiary trust issued $19.0 million in trust preferred securities. To support the trust preferred securities issued by the trust, we issued a like amount of junior subordinated debentures to the trust, which the trust purchased from us using proceeds from its sale of the trust preferred securities. We used the proceeds from this trust preferred securities offering to pay off our line of credit with Silverton Bank and to fund the acquisition of Rivoli BanCorp. The trust preferred securities issued by the trust in 2005, and the junior subordinated debentures we issued to the trust in connection with that offering, bear a fixed rate of interest equal to 6.46% annually for the first five years and a floating rate of interest, reset quarterly, equal to the three-month LIBOR rate plus 1.40% annually thereafter. In each case, the trust preferred securities and related junior subordinated debentures issued by us have a maturity of 30 years and are redeemable after five years, subject to certain conditions and limitations.

In connection with our acquisition of Rivoli BanCorp, we assumed $3.0 million in junior subordinated debentures issued to a trust subsidiary in connection with an issuance of trust preferred securities. Rivoli BanCorp’s trust subsidiary issued trust preferred securities in 2002 through a pool sponsored by Wells Fargo Bank. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures have a 30-year maturity and are redeemable after five years, subject to certain conditions and limitations. The Rivoli BanCorp trust preferred securities and related junior subordinated debentures pay interest at a floating annual rate, reset quarterly, equal to the three-month LIBOR rate plus 3.45%, which rate equaled 5.60% at December 31, 2008.

In January 2009, we exercised our right under these subordinated debenture agreements to defer the payment of interest during the first quarter of 2009. We currently expect to defer interest payments for the remainder of 2009.

The following table outlines our various sources of borrowed funds during the years 2008, 2007 and 2006, the amounts outstanding at year end, at the maximum point for each component during the three years and on average for each year, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the calendar years shown.

BORROWED FUNDS

(Dollars in thousands)

	December 31 Balance	Maximum Month-End Balance	Average Balance	Interest Expense	Average Interest Rate
For The Year 2008:
Federal Home Loan Bank Advances	$190,695	$193,695	$132,057	$3,668	2.78%
Notes Payable	31,844	40,000	21,102	3,190	15.12%
Correspondent Bank Line of Credit	—	19,500	5,374	275	5.12%
Repurchase Agreements	36,844	36,844	34,367	618	1.80%
Federal Funds Purchased	—	10,412	3,168	124	3.91%
Subordinated Debentures	41,238	41,238	41,238	2,734	6.63%

Total Borrowed Funds	$300,621	$341,689	$237,306	$10,609	4.47%

For The Year 2007:
Federal Home Loan Bank Advances	$77,172	$88,650	$55,032	$2,898	5.27%
Correspondent Bank Line of Credit	19,500	19,500	4,159	273	6.56%
Repurchase Agreements	34,940	41,853	30,666	1,422	4.64%
Federal Funds Purchased	33,477	43,431	13,216	681	5.15%
Subordinated Debentures	41,238	41,238	41,238	3,168	7.68%

Total Borrowed Funds	$206,327	$234,672	$144,311	$8,442	5.85%

For The Year 2006:
Federal Home Loan Bank Advances	$83,450	$107,427	$67,097	$3,246	4.84%
Correspondent Bank Line of Credit	—	1,600	662	46	6.95%
Repurchase Agreements	25,917	30,309	18,513	840	4.54%
Federal Funds Purchased	25,000	42,576	11,361	629	5.54%
Subordinated Debentures	41,238	41,238	41,238	3,147	7.63%

Total Borrowed Funds	$175,605	$223,150	$138,871	$7,908	5.69%

Capital Resources and Dividends

Like many financial institutions, 2008 was a difficult year for us. Losses and impairments significantly decreased our capital in 2008 despite the fact that we raised $28.1 million in common stock and $40.0 million in subordinated debt to support our capital structure. Our equity capital of $84.7 million at December 31, 2008 amounts to 3.0% of total assets, compared to 10.8% at December 31, 2007, and 12.3% at December 31, 2006. On average, our equity capital was 4.2% of assets during 2008, compared to 12.1% for 2007 and 12.4% for 2006.

Our market capitalization decreased 86% from $172.9 million at the end of 2007 to $24.4 million at the end of 2008. At February 27, 2009, our market capitalization was $10.5 million. The decrease in market capitalization was due to the continued decline in our stock price during 2008, which more than offset the proceeds received from 4.3 million additional shares issued through a rights offering in March 2008. In prior years, principal uses of our capital base have been to expand into new market areas, expand our reach in existing markets and to maintain our banks as “well capitalized” as they grew their total assets. Beginning in the second half of 2007, we have restricted the use of our capital base to maintaining the regulatory capital positions of the Banks.

Upon receiving a request from the Federal Reserve Bank of Atlanta, our Board of Directors approved a resolution in February 2008 stating that we will not declare or pay any dividends to our shareholders and we will not incur additional debt at the holding company without prior written approval of the Federal Reserve Bank of Atlanta.

Current regulatory standards require bank holding companies to maintain a minimum risk-based capital ratio of qualifying total capital to risk weighted assets of 8.0%, with at least 4.0% of the capital consisting of Tier 1 capital, and a Tier 1 leverage ratio of at least 4.0%. As of December 31, 2008, the holding company had a Tier 1 leverage ratio of 3.72%, a Tier 1 capital ratio of 5.14%, and a total risk-based capital ratio of 8.60%. Additionally, the regulatory agencies define a “well capitalized” bank as one that has a Tier 1 leverage ratio of at least 5.0%, a Tier 1 capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10%. At December 31, 2008, two of our six Banks (Security Bank of Houston County and Security Bank of Jones County) were “well capitalized” and the four other Banks (Bibb County, North Metro, North Fulton and Gwinnett County) were “undercapitalized” according to regulatory guidelines. Banks that are not “well capitalized” can be subject to higher rates for FDIC insurance.

Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County have received notice from the FDIC that the FDIC considers these Banks to be adequately capitalized and that under Section 29 of the FDIA and Section 337.6 of the FDIC Rules and Regulations, these banks may not accept, renew or rollover brokered deposits unless they have applied for and been granted a waiver by the FDIC. Since receipt of such notifications, we have determined that these Banks are undercapitalized as of December 31, 2008 and as such, are currently unable to apply for waivers on brokered deposits. If the consolidation of the six banking charters is approved by the FDIC, then the resulting consolidated Bank likely will be adequately capitalized. As such, it would be allowed to apply to the FDIC for a waiver to accept brokered deposits. Additionally, the FDIC Rules and Regulations contain restrictions on the interest rates that this consolidated Bank could pay on brokered deposits, wholesale deposits and retail deposits. At December 31, 2008, these Banks have approximately $650.9 million in brokered deposits with $404.2 million maturing in 2009. We have applied to the FDIC for a waiver for the consolidated Bank but cannot be assured that we will be eligible to receive a waiver or that the FDIC will grant a waiver to the consolidated Bank. If the FDIC does not grant this waiver, paying off these deposits will greatly diminish the liquidity position of the Company. For additional information on our liquidity management and position, please see the Liquidity section below.

The following table demonstrates our capital ratio calculations as of December 31, 2008 and 2007.

CAPITAL RATIOS

(Dollars in thousands)

	December 31,
	2008	2007
Tier 1 Capital:
Total Equity Capital	$84,708	$306,693
Net Unrealized Losses (Gains) on Available for Sale Securities	(612)	(1,072)
Accumulated Net Gains on Cash Flow Hedges	(2,634)	(3,232)
Qualifying Subordinated Debentures Related to Trust Preferred Securities	26,456	40,000
Disallowed Goodwill and Other Intangible Assets	(2,107)	(132,696)

Total Tier 1 Capital	105,811	209,693

Tier 2 Capital:
Eligible Portion of Allowance for Loan Losses	26,259	29,113
Qualifying Subordinated Debentures Related to Trust Preferred Securities	13,454	—
Subordinated and Other Qualifying Debt	31,844	—

Total Tier 2 Capital	71,557	29,113

Total Risk Based Capital	$177,368	$238,806

	Minimum	2008	2007
Total Risk Based Capital Ratio	8.00%	8.60%	9.97%
Tier 1 Capital Ratio	4.00%	5.14%	8.75%
Tier 1 Capital to Average Assets	4.00%	3.72%	8.03%

We declared and paid cash dividends of approximately $2.7 million or $0.13 per share of common stock during 2008, down from approximately $6.7 million or $0.35 per share during 2007 and approximately $5.3 million or $0.30 per share in 2006. The ratios of cash dividends paid to net income (loss) for these years were (1.1%), 100.0% and 22.1%, respectively. Additionally, as discussed in the Overview section of this discussion, in an effort to preserve capital, we suspended the payment of quarterly dividends during the third quarter of 2008.

In March 2008, we completed a rights offering of common stock to our shareholders. We issued 4,311,359 shares and generated net proceeds of approximately $28.1 million. We utilized the proceeds to maintain the Banks’ “well capitalized” regulatory status and for general corporate purposes including the reduction of borrowings under our lines of credit.

As of December 31, 2008 and 2007, $40 million of junior subordinated debentures related to trust preferred securities was classified as Tier 1 capital under Federal Reserve Board guidelines. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 capital, so long as it does not exceed 25% of total Tier 1 capital. Under FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, however, the investment in the trust subsidiary must be deconsolidated for accounting purposes. The Federal Reserve’s capital adequacy rules deduct goodwill and intangibles from equity in determining the amount of trust preferred securities and other “restricted core capital elements” that can be included in Tier 1 Capital. Trust preferred securities have historically been an important source of additional liquidity and regulatory capital for the Company. Given current market conditions, trust preferred securities are not expected to be a source of liquidity for the Company in 2009.

In prior years through the third quarter of 2008, our holding company has maintained sufficient cash to inject into the subsidiary banks if their assets grew faster than their capital and such an injection was needed to maintain well-capitalized status. Due to the operating losses we incurred in 2008, we raised approximately $68.0 million in debt and equity so that the holding company would continue to be a source of strength for the Banks. However, the Banks incurred operating losses in excess of the funds raised and at December 31, 2008, the holding company did not have sufficient cash to keep the four of our Banks at the well capitalized level. If the holding company cannot raise additional capital either through private or public equity or through the federal government’s EESA or ARRA, there will be no further injections to the Banks. Due to their capital levels and operating losses in 2008, the Banks are unable to pay dividends to the holding company. If the Company or the Banks are not able to raise additional capital, the Company may not have sufficient capital to fund its operations. The Company’s ability to preserve and increase its capital will depend on various factors, including general economic and real estate market conditions in our service areas, our ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans.

Liquidity

Primarily through the actions of our Banks, we manage our liquidity to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage-backed securities, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. To the extent needed, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area, including an Internet-based national certificate of deposit service. As of December 31, 2008, four of our Banks (Bibb County, North Metro, North Fulton and Gwinnett County) were “undercapitalized” according to regulatory guidelines. These four Banks currently have brokered deposits totaling $650.9 million, of which $404.2 million mature in 2009. These four Banks cannot accept, renew or rollover brokered deposits, and paying off all of these deposits will greatly diminish the liquidity position of the Company, and we likely would not be able to fund our business operations.

Even if we receive approval to consolidate our charters and the resulting entity is eligible to receive a waiver from the FDIC on brokered deposits, we cannot guarantee that we will be granted such waiver. Management has found that most non-relationship oriented retail certificates of deposit are interchangeable with wholesale funding sources such as brokered deposits and wholesale certificates of deposit and as a result, the Company alternates between these funding sources depending on the relative costs, but our access to brokered deposits as a funding source may be limited in the future.

Historically, our Asset/Liability Senior Management Committee (ALCO) has managed our liquidity position. However, during 2007, as the residential real estate market and credit market turmoil evolved into a world-wide economic crisis, we believed it was prudent to significantly enhance our liquidity monitoring and resources. We created a new Liquidity Contingency Plan that included the formation of a Liquidity Task Force (LTF). This group meets weekly to review a series of reports related to liquidity-related issues such as forecasted sources and uses of funds, loan pipelines, deposit pricing and deposit and borrowing maturities, among others. The Liquidity Contingency Plan also establishes Early Warning Indicators that result from predetermined levels of and changes in various funding sources and ratios that incorporate those sources. We have built up our liquidity to a level that exceeds our current needs. However, there can be no assurance that this liquidity level will be sufficient if we have to pay off all of our maturing brokered deposits in 2009. We increased our liquidity because of the negative publicity surrounding both the banking industry and the Company. The banking industry has come under significant scrutiny due to government funding through the EESA and TARP. The Company has endured adverse publicity due to our increasing levels of nonperforming assets, goodwill impairment, 89% drop in stock price during 2008 and our net loss in 2008. Management also believed that it was possible that we would incur some restrictions on brokered deposits as a result of regulatory capital levels at some of the banks, which has now occurred but to a greater degree than we anticipated. Because four of the Banks will not be able to accept, renew or rollover brokered deposits, our liquidity will be adversely and significantly affected, and we may not be able to fund our operations or continue as a going concern. Additionally, the current volatility and disruptions in the capital markets will impact the Company’s ability to access alternative liquidity sources in the same manner as the Company had in the past.

The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2008, we held $393.7 million in bonds at current market value in our available for sale portfolio with $316.5 million or 80% pledged to secure various public funds deposits, federal funds lines and repurchase agreements and for other purposes.

Management continues to emphasize programs to generate local core deposits as a funding source. The stability of our core deposit base is an important factor in our liquidity position. A large percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At December 31, 2008 and December 31, 2007, our Banks had $1.09 billion and $1.04 billion, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 48% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. The Company compares relative interest costs to attract local core relationships to the cost associated with market rates of interest on various external deposit sources to help minimize our overall cost of funds.

In response to rate decreases on time deposits and reduced demand deposit balances, our Banks have increased deposit sources with brokered deposits and wholesale certificates of deposit. As of December 31, 2008 the Banks reported $798.2 million, or 33% of total deposits, in brokered certificates of deposit attracted by external third parties with a weighted average rate of 4.22%. Additionally, the Banks historically have used external wholesale or Internet services to obtain out of market certificates of deposits at competitive interest rates as needed. As of December 31, 2008, the Banks reported $268.0 million in wholesale certificates of deposit representing 11.0% of total deposits and carrying a weighted average rate of 4.36% at year end.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our Banks in the FHLB program. Based on the collateral value of assets pledged to the FHLB at December 31, 2008, our subsidiary Banks had total borrowing capacity of up to $252.7 million, of which $190.7 million was drawn and outstanding at year end. Our Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks that collectively amounted to $90.7 million in capacity at December 31, 2008. None of our federal funds lines were in use at year-end. Management believes that the various funding sources discussed above are adequate to meet our liquidity needs in the future. At December 31, 2008, the Company had availability from all borrowing sources of $144.9 million. In February 2009, the Company received notice from the FHLB of Atlanta that the FHLB has frozen our borrowing availability for four of our banks (Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County) to the current amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained. The FHLB notice removes $20.6 million from our availability from all borrowing sources.

In 2008, the Banks began to participate in the Federal Reserve Bank’s Secondary Credit Program, which serves as a backup source of funding on a short-term basis, usually overnight, to qualifying institutions. The funds are generally issued at a rate that is 75 basis points greater than the federal funds target rate. The Company has not borrowed under the program. At December 31, 2008, the Company has pledged loans totaling approximately $83.9 million as collateral and has approximately $33.6 million available under the program.

The current economic situation in the United States and our current liquidity level and potential sources of liquidity discussed above raise substantial doubt about our ability to continue as a going concern for the foreseeable future.

Interest Rate Risk Management

We successfully managed the level of our net interest margin from 2002 through 2006. However, our net interest margin came under intense pressures in 2007 and 2008 from two different sources, and we expect these trends to continue into 2009. The first source was the decline in short term interest rates resulting from a decrease of 100 basis points and 400 basis points in 2007 and 2008, respectively, in the Federal Funds Target Rate by the Federal Reserve Board. The resulting decrease in loan rates was not matched by our deposit rates due to the intense competition in our markets for deposits. Further compounding the pressure on our margin was the significant growth in our nonaccrual loans and foreclosed real estate. During 2008, our nonaccrual loans grew from $50.6 million to $232.4 million. This growth in nonaccrual loans resulted in the reversal of approximately $6.8 million in net interest income. Our net interest margin was 1.81% in 2008, 3.88% in 2007 and 4.40% in 2006.

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

We believe that our elevated levels of nonperforming assets will continue to have an adverse impact on our net interest margin through 2009. Using the outlook for market interest rates at December 31, 2008, continued elevated levels of nonperforming assets and actual pricing experience immediately preceding the projection, our simulation model projects changes in the net interest margin to be as follows:

Scenario	Net Interest Income Change	Net Interest Margin Change
	(Dollars in thousands)
+300 Basis Point Ramp	$4,240	+18	basis points
+200 Basis Point Ramp	2,568	+11	basis points
+100 Basis Point Ramp	1,219	+5	basis points
Base Case	—	—	basis points
-100 Basis Point Ramp	(876)	(4)	basis points
-200 Basis Point Ramp	(1,586)	(7)	basis points
-300 Basis Point Ramp	$(2,725)	(11)	basis points

We also use a cumulative gap analysis model that seeks to measure the repricing differentials, or gap, between rate-sensitive assets and liabilities over various time horizons. The following table reflects the gap positions of our consolidated balance sheets as of December 31, 2008 and 2007 at various repricing intervals. This gap analysis indicates that we had a slightly liability-sensitive balance sheet over a one-year time horizon at December 31, 2008, with cumulative rate-sensitive assets amounting to 97% of cumulative rate-sensitive liabilities. At December 31, 2007, our balance sheet was neutral over a one-year time horizon, with cumulative rate-sensitive assets amounting to 100% of cumulative rate-sensitive liabilities. The projected deposit repricing volumes reflect adjustments based on management’s assumptions of the expected rate sensitivity to current market rates for core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market accounts). Adjustments are also made for callable investment securities in the bond portfolio to place these bonds in call date categories. Management believes that our current degree of interest rate risk is acceptable in the current interest rate environment.

The following table sets forth information regarding interest rate sensitivity.

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2008
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (1)	$25,718	$10,059	$48,571	$322,054
Loans, Net of Unearned Income (2)	1,298,442	383,393	278,500	21,141
Other Earning Assets	277,472	—	—	—

Interest Sensitive Assets	1,601,632	393,452	327,071	343,195

Nonmaturity Deposits	319,099	29,280	153,796	62,547
Time Deposits	304,759	1,023,358	545,294	4
Borrowings	228,488	58,107	14,026	—

Interest Sensitive Liabilities	852,346	1,110,745	713,116	62,551

Interest Sensitivity Gap	$749,286	$(717,293)	$(386,045)	$280,644

Cumulative Interest Sensitivity Gap	$749,286	$31,993	$(354,052)	$(73,408)

Cumulative Interest Sensitivity Gap to Total Interest Sensitive Assets	28.11%	1.20%	(13.28)%	(2.75)%

Cumulative Interest Sensitive Assets to Cumulative Interest Sensitive Liabilities	187.91%	101.63%	86.77%	97.32%

	December 31, 2007
	0 up to 3 months	Over 3 up to 12 Months	Over 1 year up to 5 years	Over 5 years
Amounts Maturing or Repricing:
Investment Securities (1)	$89,726	$18,988	$73,389	$121,647
Loans, Net of Unearned Income (2)	1,526,858	378,074	260,394	24,592
Other Earning Assets	13,627	—	—	—

Interest Sensitive Assets	1,630,211	397,062	333,783	146,239

Nonmaturity Deposits	457,735	30,726	161,714	66,743
Time Deposits	501,104	821,902	258,773	8
Borrowings	201,376	4,950	—	—

Interest Sensitive Liabilities	1,160,215	857,578	420,487	66,751

Interest Sensitivity Gap	$469,996	$(460,516)	$(86,704)	$79,488

Cumulative Interest Sensitivity Gap	$469,996	$9,480	$(77,224)	$2,264

Cumulative Interest Sensitivity Gap to Total Interest Sensitive Assets	18.75%	0.38%	(3.08)%	0.09%

Cumulative Interest Sensitive Assets as a % of Cumulative Interest Sensitive Liabilities	140.51%	100.47%	96.83%	100.09%

(1)	Investment securities are shown at amortized or accreted costs. Includes FHLB stock & other equity securities.

(2)	Includes loans held for sale.

The following table provides information on the maturity distribution of selected categories of the loan portfolio and certain interest sensitivity data as of December 31, 2008.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(In thousands)

	December 31, 2008
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan categories:
Commercial, financial and agricultural	$83,212	$61,674	$14,030	$158,916
Construction, land and land development	806,915	175,177	11,772	993,864

Total	$890,127	$236,851	$25,802	$1,152,780

Loans shown above due after one year:
Having predetermined interest rates				$80,260
Having floating interest rates				182,393

Total				$262,653

A significant portion of our loan portfolio has variable interest rates. In 2007, in an effort to effectively manage the downward pressure on our net interest margin caused by potential future reductions in interest rates, we entered into an interest rate swap contract under which we paid a variable rate and received a fixed rate over a period of three years. In March 2008, we terminated the interest rate swap and received $6.3 million.

Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on the Company’s financial condition or results of operations.

Contractual Obligations

As of December 31, 2008, we are contractually obligated under long-term agreements as follows:

CONTRACTUAL OBLIGATIONS

(In thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Federal Home Loan Bank Advances	$190,695	$58,000	$61,695	$15,000	$56,000
Notes Payable, Net of Discount	31,844	—	—	—	31,844
Subordinated Debentures	41,238	—	—	—	41,238
Operating Leases	7,021	904	1,681	1,468	2,968
Deferred Compensation	1,500	—	—	—	1,500

Total	$272,298	$58,904	$63,376	$16,468	$133,550

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments primarily include unfulfilled loan commitments and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for unfulfilled loan commitments and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet transactions. We include loan commitments and letters of credit in our projections for future liquidity and capital requirements.

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of December 31, 2008 and December 31, 2007 approximated $188.8 million and $430.8 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We had commitments under financial and performance standby letters of credit of $11.5 million as of December 31, 2008 and $14.9 million as of December 31, 2007.

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

Reconciliation of Non-GAAP Financial Measures

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP). These non-GAAP measures typically adjust GAAP performance measures to exclude the effects of significant gains, losses or expenses that are unusual in nature and not expected to recur. The non-GAAP financial measures included in this Annual Report on Form 10-K are referred to as “net operating income (loss)” and “operating earnings (loss) per common share,” which exclude goodwill impairment charges, gains/losses on the sale of investment securities and gains on the early prepayment of advances with the FHLB. Also included is tangible book value, which excludes the tax-effected values of intangible assets. Please note that the calculation of earnings per share and operating earnings per share is based on our net income (loss) and weighted average shares outstanding during the fiscal years ended December 31, 2008, 2007 and 2006. Since these items and their impact on our performance are difficult to predict, management believes presentations of financial measures excluding the impact of these items provide useful supplemental information that is important for a proper understanding of the operating results of our core business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A reconciliation of GAAP to non-GAAP measures is included in the table below.

GAAP TO NON-GAAP RECONCILIATION TABLE

(In thousands, except per share data)

	2008	2007	2006
Net Income (loss)	$(254,366)	$6,588	$23,392
Effect of securities losses (gains), net of tax	(2,164)	2	980
Effect of prepayment of FHLB advances, net of tax	—	—	(174)
Goodwill impairment, net of tax	121,992	—	—
Valuation allowance on deferred tax assets	45,890	—	—

Net operating income (loss)	(88,648)	6,590	24,198

Basic earnings (loss) per share	$(11.36)	$0.35	$1.36
Effect of securities losses (gains), net of tax	(0.10)	—	0.06
Effect of prepayment of FHLB advances, net of tax	—	—	(0.01)
Goodwill impairment, net of tax	5.45	—	—
Valuation allowance on deferred tax assets	2.05	—	—

Basic operating earnings (loss) per share	$(3.96)	$0.35	$1.41

Diluted earnings (loss) per share	$(11.36)	$0.34	$1.33
Effect of securities losses (gains), net of tax	(0.10)	—	0.06
Effect of prepayment of FHLB advances, net of tax	—	—	(0.01)
Goodwill impairment, net of tax	5.45	—	—
Valuation allowance on deferred tax assets	2.05	—	—

Diluted operating earnings (loss) per share	$(3.96)	$0.34	$1.38

Book value per share	$3.64	$16.22	$15.97
Effect of intangible assets per share	(0.09)	(6.94)	(7.01)

Tangible book value per share	$3.55	$9.28	$8.96

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Information required by this item will be set forth below and under the headings “Proposal I—Elections of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement and 2008 Annual Report to Shareholders, and possibly elsewhere therein, and is incorporated herein by reference.

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

Information required by this item will be set forth under the heading “Proposal II—Ratification of Selection of the Independent Auditors” of the Proxy Statement, and possibly elsewhere therein, and is incorporated herein by reference.

Part IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

The following consolidated financial statements of Security Bank Corporation and its subsidiaries are filed as part of this report.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flow for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

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

SECURITY BANK CORPORATION
/s/ TONY E. COLLINS
TONY E. COLLINS
President/Director/Chief Executive Officer
Date: March 16 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009:

/s/ TONY E. COLLINS TONY E. COLLINS, Director and Principal Executive Officer	/s/ ROBERT T. MULLIS ROBERT T. MULLIS, Director

/s/ EDWARD M. BECKHAM, II EDWARD M. BECKHAM, II, Director	/s/ BEN G. PORTER BEN G. PORTER, Director

/s/ ALFORD C. BRIDGES ALFORD C. BRIDGES, Director	/s/ JOHN W. RAMSEY JOHN W. RAMSEY, Director

FRANK H. CHILDS, JR., Director	/s/ ROBERT M. STALNAKER ROBERT M. STALNAKER, Director

/s/ THAD G. CHILDS, JR THAD G. CHILDS, JR., Director	/s/ JOE E. TIMBERLAKE, III JOE E. TIMBERLAKE, III, Director

GERALD R. FRANCIS, Director	/s/ LARRY C. WALKER LARRY C. WALKER, Director

/s/ BENJAMIN W. GRIFFITH, III BENJAMIN W. GRIFFITH, III, Director	/s/ RICHARD W. WHITE RICHARD W. WHITE, Director

/s/ JAMES R. MCLEMORE, JR. JAMES R. McLEMORE, JR., Principal Financial and Accounting Officer	/s/ JAMES R. WILLIAMS JAMES R. WILLIAMS, Director

/s/ RUTHIE G. MCMICHAEL RUTHIE G. McMICHAEL, Director

EXHIBIT INDEX

Exhibit No	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to registrant’s Form 8-K (File No. 000-23261) filed with the SEC on December 30, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s Form 10-Q (File No. 000-23261) filed with the SEC on August 8, 2008).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Bylaws, as amended, which define the rights of its shareholders.

4.2	Form of Stock Certificate (incorporated herein by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 (File No. 333-49977) filed with the SEC on April 13, 1998).

*10.1	1999 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 30, 1999).

*10.2	2002 Incentive Stock Option Plan (incorporated by reference as Appendix A to the registrant’s definitive proxy statement (File No. 000-23261) filed on March 15, 2002).

*10.3	Amended and Restated Employment Agreement with Richard A. Collinsworth dated December 18, 2007 (incorporated herein by reference as Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No.
000-23261) filed with the SEC on December 21, 2007).

*10.4	Amended and Restated Employment Agreement with James R. McLemore, Jr. dated December 18, 2007 (incorporated herein by reference as Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No.
000-23261) filed with the SEC on December 21, 2007).

*10.5	Amended and Restated Employment Agreement with Tony E. Collins dated December 18, 2007 (incorporated herein by reference as Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed with the SEC on December 21, 2007).

10.6	Separation Agreement with H. Averett Walker dated October 10, 2008 (incorporated by reference as Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 000-23261) filed on October 16, 2008).

*10.7	Employment Agreement between Security Bank Corporation, Security Interim Bank and Thad G. Childs, Jr. dated May 30, 2003 (incorporated herein by reference as Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-103554) filed with the SEC on March 3, 2003).

*10.8	2003 Restricted Stock Bonus Plan (incorporated by reference as Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-116592) filed with the SEC on June 17, 2004).

*10.9	2004 Omnibus Stock Ownership and Long Term Incentive Plan (incorporated by reference as Appendix B to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 25, 2004).

*10.10	2004 Employee Stock Purchase Plan (incorporated by reference as Appendix D to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 25, 2004).

*10.11	2007 Omnibus Long Term Incentive Plan (incorporated by reference as Appendix C to the registrant’s Definitive Proxy Statement (File No. 000-23261) filed on March 28, 2007).

10.12	First Modification to Note and Stock Pledge Agreement with the Bankers Bank dated July 20, 2007 (incorporated by reference as Exhibit 10.13 to the registrant’s Form 10-Q (SEC File No. 000-23261), filed on August 8, 2007).

Exhibit No	Description
10.13	Renewal of the Line of Credit Agreement with Thomasville National Bank dated March 22, 2007 (incorporated by reference as Exhibit 10.14 to the registrant’s Form 10-Q (SEC File No. 000-23261), filed on August 8, 2007).

10.14	Subordinated Note and Purchase Agreement with Financial Stocks Capital Partners IV, L.P. and Financial Stocks Capital Partners V, L.P. dated April 28, 2008 (incorporated by reference as Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008).

10.15	Form of Note dated April 28, 2008 (incorporated by reference as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008).

10.16	Form of Voting Warrant dated April 28, 2008 (incorporated by reference as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008).

10.17	Form of Stock Appreciation Right dated April 28, 2008 (incorporated by reference as Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008).

10.18	Form of Non-Voting Warrant dated April 28, 2008 (incorporated by reference as Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008).

10.19	Registration Agreement dated April 28, 2008 (incorporated by reference as Exhibit 10.6 to the registrant’s Form 8-K (File No. 000-23261), filed on April 30, 2008).

11	Statement of Computation of Earnings Per Share.

13	Consolidated Financial Statements of Security Bank Corporation as of December 31, 2008, 2007 and 2006.

21	Schedule of Subsidiaries of Registrant.

23	Consent of McNair, McLemore, Middlebrooks & Co., LLP.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.