Form 10-Q
period 2009-03-31
SECURITY BANK CORP
filed 2009-05-11
CIK 925464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 8, 2009
Nonvoting Common Stock, $1.00 par value	— shares
Common Stock, $1.00 par value	23,274,639 shares

SECURITY BANK CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS

	March 31, 2009 (Unaudited)	December 31, 2008
Cash and Due from Banks	$34,955	$37,216
Federal Funds Sold	525	1,508
Interest-Bearing Deposits With Other Banks	251,664	275,964
Investment Securities	390,924	393,681
Federal Home Loan Bank Stock	13,765	13,662
Loans Receivable, Net	1,789,137	1,922,039
Loans Held for Sale	86,076	—
Premises and Equipment	41,235	43,215
Premises and Equipment Held For Sale	2,054	—
Other Real Estate	105,581	94,717
Core Deposit Intangible, net	3,038	3,241
Accrued Interest Receivable	12,701	13,457
Other Assets	54,494	47,354

Total Assets	$2,786,149	$2,846,054

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2009 (Unaudited)	December 31, 2008
Deposits	$2,320,616	$2,438,136
Deposits Held by Branches to be Sold	81,853	—
Borrowed Money	289,673	300,621
Other Liabilities	28,073	22,589
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, no par value; 2,000,000 Shares Authorized, Zero Shares Issued and Outstanding in 2009 and 2008, Respectively	—	—
Nonvoting Common Stock, Par Value $1 per Share; 10,000,000 Shares Authorized, Zero Shares Issued and Outstanding in 2009 and 2008, Respectively	—	—
Common Stock, Par Value $1 per Share; 80,000,000 Shares Authorized, 23,274,639 Shares Issued and Outstanding in 2009 and 2008	23,275	23,275
Paid-In Capital	252,490	252,349
Accumulated Deficit	(212,572)	(194,120)
Restricted Stock – Unearned Compensation	(33)	(41)
Accumulated Other Comprehensive Income, Net of Tax	2,774	3,245

Total Shareholders’ Equity	65,934	84,708

Total Liabilities and Shareholders’ Equity	$2,786,149	$2,846,054

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	2009	2008
Interest Income
Loans, Including Fees	$23,891	$37,027
Investment Securities	3,307	3,269
Federal Funds Sold and Deposits with Other Banks	146	446

	27,344	40,742

Interest Expense
Deposits	20,562	23,945
Subordinated Debentures	580	739
Federal Home Loan Bank Advances	1,114	672
Federal Funds Purchased and Repurchase Agreements	13	348
Notes Payable and Other	1,168	239

	23,437	25,943

Net Interest Income	3,907	14,799

Provision for Loan Losses	12,108	42,199

Net Interest Expense After Provision for Loan Losses	(8,201)	(27,400)

Noninterest Income
Service Charges on Deposits	1,915	2,287
Mortgage Origination and Related Fees	22	1,002
Securities Gains	2,626	2,034
Other	286	539

	4,849	5,862

Noninterest Expense
Salaries and Employee Benefits	6,255	8,736
Occupancy and Equipment	1,751	1,549
Foreclosed Property	4,472	1,647
FDIC Assessments	519	391
Professional Fees	1,812	654
Marketing Expense	403	405
Amortization – Core Deposit Intangible	203	246
Other	1,496	3,279

	16,911	16,907

Loss Before Income Taxes	(20,263)	(38,445)
Income Taxes	(1,811)	(14,247)

Net Loss	$(18,452)	$(24,198)

Basic Loss Per Share	$(0.79)	$(1.22)

Diluted Loss Per Share	$(0.79)	$(1.22)

Cash Dividends Per Share	$—	$0.09

Weighted Average Common Shares Outstanding:
Basic	23,274,639	19,813,046

Diluted	23,274,639	19,814,589

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2009	2008
Net Loss	$(18,452)	$(24,198)
Other Comprehensive Income (Loss), Net of Income Tax
Losses on Securities Arising During the Period	(1,740)	(1,181)
Reclassification Adjustment	1,707	1,322

Unrealized Gains (Losses) on Securities	(33)	141
Change in Fair Value of Derivative Used for Cash Flow Hedge	—	719
Amortization of Unrealized Gain on Termination of Cash Flow Hedge	(439)	—

Comprehensive Loss	$(18,924)	$(23,338)

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

(IN THOUSANDS)

	Preferred Stock	Nonvoting Common Stock	Common Shares	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Restricted Stock- Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$—	$—	18,912	$18,912	$220,504	$63,011	$(39)	$4,305	$306,693
Cumulative Effect of Change in Accounting Principle						(93)			(93)
Stock-Based Compensation Awards					57				57
Amortization of Unearned Compensation							7		7
Shares Issued to Employee Stock Purchase Plan			11	11	60				71
Shares Issued in Rights Offering			4,311	4,311	23,823				28,134
Change in Accumulated Other Comprehensive Income								860	860
Cash Dividends						(1,655)			(1,655)
Net Loss						(24,198)			(24,198)

Balance, March 31, 2008	$—	$—	23,234	$23,234	$244,444	$37,065	$(32)	$5,165	$309,876

Balance, December 31, 2008	$—	$—	23,275	$23,275	$252,349	$(194,120)	$(41)	$3,245	$84,708
Stock-Based Compensation Awards					141				141
Amortization of Unearned Compensation							8		8
Change in Accumulated Other Comprehensive Income								(471)	(471)
Net Loss						(18,452)			(18,452)

Balance, March 31, 2009	$—	$—	23,275	$23,275	$252,490	$(212,572)	$(33)	$2,774	$65,934

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2009	2008
Cash Flows from Operating Activities
Net Loss	$(18,452)	$(24,198)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) from Operating Activities
Stock-Based Compensation	141	57
Depreciation, Amortization and Accretion	1,808	1,155
Provision for Loan Losses	12,108	42,199
Securities Gains	(2,626)	(2,034)
Loss on Sale of Other Real Estate	852	245
Provision for Other Real Estate Losses	1,670	30
Loss on Disposal of Assets	8	2
Loss (Gain) on Sales of Loans	508	62
Net Change in Mortgage Loans Held for Sale	—	1,846
Payable for Purchased Securities	—	7,998
Termination of Cash Flow Hedge	—	6,333
Net Change in Other Assets	884	(13,067)
Net Change in Other Liabilities	531	1,585
Other, Net	(2,100)	(2,160)

	(4,668)	20,053

Cash Flows from Investing Activities
Purchase of Investment Securities Available for Sale	(369,352)	(207,125)
Proceeds from Disposition of Investment Securities
Available for Sale	373,847	209,793
Held to Maturity	—	—
Federal Home Loan Bank Stock, Net	(104)	(936)
Loans to Customers, Net of Repayments	14,973	(37,352)
Premises and Equipment, Net	(676)	(728)
Proceeds from Sales of Other Real Estate	6,231	5,875
Other, Net	(382)	672

	24,537	(29,801)

Cash Flows from Financing Activities
Interest-Bearing Customer Deposits	(30,604)	4,883
Noninterest-Bearing Customer Deposits	(5,064)	6,083
Dividends Paid	—	(1,655)
Federal Funds Purchased and Repurchase Agreements	(10,845)	(37,089)
Borrowed Money, Net	(900)	829
Issuance of Common Stock	—	28,205

	(47,413)	1,256

Net Decrease in Cash and Cash Equivalents	(27,544)	(8,492)
Cash and Cash Equivalents, Beginning	314,688	105,271

Cash and Cash Equivalents, Ending	$287,144	$96,779

The accompanying notes are an integral part of these financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

The condensed consolidated financial statements include Security Bank Corporation (the Company) and its wholly owned subsidiaries: Security Interim Holding Corporation (SBKC Interim); Security Bank of Bibb County located in Macon, Georgia; Security Bank of Houston County located in Perry, Georgia; Security Bank of Jones County located in Gray, Georgia; Security Bank of North Metro located in Woodstock, Georgia; Security Bank of North Fulton located in Alpharetta, Georgia; Security Bank of Gwinnett County located in Suwanee, Georgia; and Security Real Estate Services, Inc., formerly Fairfield Financial Services, Inc., a subsidiary of Security Bank of Bibb County. The term “the Banks” collectively refers to Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. All significant intercompany accounts have been eliminated in consolidation. SBKC Interim was formed for the purpose of issuing $40.0 million of subordinated notes and conducts no operations.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2008, has been derived from audited financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this Quarterly Report on Form 10-Q have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Security Bank Corporation consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. SFAS No. 141(R) retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer is identified for each business combination. The scope of SFAS No. 141(R) is broader than SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting — the acquisition method — to all transactions and other events in which one entity obtains control over one or more other businesses, the FASB believes that SFAS No. 141(R) will improve the comparability of the information about business combinations provided in financial reports. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) on January 1, 2009 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements— an Amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented; it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an Amendment of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 on January 1, 2009 did not have an impact on the Company’s financial statements.

SECURITY BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 157, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if the entity also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management will evaluate the impact on the Company’s financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other –Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, then the entity must also early adopt this FSP. Additionally, if an entity elects to early adopt this FSP, it is required to adopt FSP FAS 157-4. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management will evaluate the impact on the Company’s financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. If an entity elects to early adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to early adopt this FSP. Additionally, if an entity elects to early adopt this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management will evaluate the impact on the Company’s financial statements upon adoption.

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

(2) Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company sustained net losses of $18.5 million during the three months ended March 31, 2009. Due to the regulatory capital position of the Company and the Banks, certain operating restrictions have been imposed by the federal and state banking authorities as discussed in Note 14. These restrictions create an uncertainty about the Company’s ability to meet its obligations coming due in 2009. Failure to meet regulatory capital requirements may expose the Company and the Banks to additional regulatory sanctions including mandatory asset disposition and seizure.

See also Note 14 regarding Orders to Cease and Desist entered into by five of the Banks with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”).

The Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Banks. Additionally, the Company continues to work on reducing loans receivable and enhancing its liquidity position, most recently through the deferral of interest payments on certain borrowings. There can be no assurances that the Company’s actions referred to above will be successful. These events raise substantial doubt about the Company’s ability to continue as a going concern.

(3) Branches Held for Sale

On March 30, 2009, the Company announced a definitive agreement to sell its two Glynn County branches, located in Brunswick and St. Simons Island, Georgia to The Heritage Bank (Heritage). Following the closing of the transaction, the Brunswick and St. Simons branches of Security Bank will become branch offices of Heritage. The Company plans to sell its premises and equipment and certain loans to Heritage. In addition, Heritage will assume certain deposits of the Company and will pay a premium on such deposits of approximately $1.6 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets to be purchased and deposits to be assumed by Heritage Bank are classified separately in the Company’s Consolidated Balance Sheet as of March 31, 2009. The results of operations and cash flows from the branches held for sale are not material to the Company’s consolidated financial statements. The transaction is subject to regulatory approval and other closing conditions and is expected to be completed in the second quarter of 2009.

(4) Investment Securities

Investment securities as of March 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Mortgage Backed	$385,898	$2,494	$(572)	$387,820
State, County and Municipal	2,195	—	(118)	2,077
Other Securities	1,941	23	(937)	1,027

	$390,034	$2,517	$(1,627)	$390,924

Investment securities as of December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale
Mortgage Backed	$388,484	$2,076	$(367)	$390,193
State, County and Municipal	2,315	—	(158)	2,157
Other Securities	1,941	25	(635)	1,331

	$392,740	$2,101	$(1,160)	$393,681

Unrealized holding gains, net of tax, on securities available for sale of $0.6 million have been credited to shareholders’ equity as of March 31, 2009 and December 31, 2008.

(5) Loans Receivable, Net

Loans receivable are comprised of the following:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Construction, Land and Land Development	$914,278	$993,864
Real Estate-Other	726,288	769,344
Commercial and Industrial	143,424	157,799
Consumer	58,607	60,431
Agricultural	1,054	1,117

	1,843,651	1,982,555
Allowance for Loan Losses	(53,545)	(59,437)
Unearned Interest and Fees	(969)	(1,079)

	$1,789,137	$1,922,039

(6) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all loans for the periods indicated:

	March 31, 2009	March 31, 2008
	(Dollars in Thousands)
Balance beginning of period	$59,437	$31,698
Charge-Offs	(18,418)	(24,443)
Recoveries	418	295
Provision for Loan Losses	12,108	42,199

Balance end of period	$53,545	$49,749

(7) Deposits

Components of deposits are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Time Deposits, $100,000 and Over	$1,006,924	$1,086,149
Other Time Deposits	803,363	787,266
Interest-Bearing Demand	351,859	398,425
Demand	144,000	153,006
Savings	14,470	13,290

	$2,320,616	$2,438,136

(8) Borrowed Money

Borrowed money is comprised of the following:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$189,795	$190,695
Subordinated Debentures (Trust Preferred Securities)	41,817	41,238
Notes Payable, Net of Discount	32,062	31,844
Repurchase Agreements	25,999	36,844

Total Borrowed Money	$289,673	$300,621

In February 2009, the Company received notice from the FHLB of Atlanta that the FHLB had frozen our borrowing availability for four of our banks (Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County) to the amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained.

In connection with the issuance of trust preferred securities, the Company formed trust subsidiaries. Interest income on the Company’s trusts totaled $17,274 and $22,407 for the three-month periods ended March 31, 2009 and 2008, respectively. Interest expense on the trusts totaled $579,929 and $739,461 for the three-month periods ended March 31, 2009 and 2008, respectively. During the quarter ended March 31, 2009, the Company exercised its right under all three of its subordinated debentures agreements, and the related trust preferred securities agreements to extend the interest payment periods and therefore did not make the interest payments due for the first payment periods of 2009. The Company presently anticipates that it will exercise this right on the remaining interest payments in 2009 as well.

In February 2009, the Company notified the affiliates of the FSI Group, LLC that it would defer the March 31, 2009 interest payment on the Notes issued in April 2008. The deferred interest was added to the principal balance and future interest payments will be calculated on the increased principal balance.

(9) Share-Based Compensation Plans

A summary of option transactions for the three months ended March 31, 2009 follows:

	Shares Under Incentive Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- average Remaining Contractual Life
Outstanding, December 31, 2008	1,454,499	$18.23
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding, March 31, 2009	1,454,499	$18.23	$—	6.82

Eligible to be Exercised, March 31, 2009	462,443	$14.43	$—	4.48

(10) Earnings (Loss) Per Share

Due to the net loss in 2009, basic shares were used to calculate diluted loss per share. Adding common stock equivalents to the denominator would result in anti-dilution. For the three months ended March 31, 2009, the effects of the assumed exercise of 1.5 million stock options and 6.1 million stock warrants were excluded from the calculation of diluted loss per share because they would have an anti-dilutive effect.

The following presents loss per share for the three months ended March 31:

	2009	2008
Basic Loss Per Share
Net Loss Per Common Share	$(0.79)	$(1.22)

Weighted Average Common Shares	23,274,639	19,813,046

Diluted Loss Per Share
Net Loss Per Common Share and Common Equivalent Share	$(0.79)	$(1.22)

Weighted Average Common Shares and Common Stock Equivalents	23,274,639	19,814,589

The assumed exercise of stock options is included in the diluted earnings per share computation using the treasury stock method and assuming an average market price for the Company’s stock of $7.4202 for the three-month period ended March 31, 2008. The Company’s stock is quoted on the Nasdaq Global Select Market under the symbol SBKC.

(11) Regulatory Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.

The Company’s and Banks’ actual ratios as of March 31, 2009 are as follows:

	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Minimum Ratio for Adequately Capitalized	4.00%	8.00%	4.00%
Minimum Ratio for Well Capitalized	6.00%	10.00%	5.00%

Security Bank Corporation (Consolidated)	4.00%	7.89%	2.87%
Security Bank of Bibb County	5.59%	6.86%	4.48%
Security Bank of Houston County	8.77%	10.03%	5.10%
Security Bank of Jones County	9.18%	10.43%	5.77%
Security Bank of North Metro	2.73%	4.00%	1.98%
Security Bank of North Fulton	7.09%	8.35%	4.38%
Security Bank of Gwinnett County	1.50%	2.79%	1.12%

At March 31, 2009, the Banks’ respective regulatory capital levels met the criteria of the following categories, subject to the regulatory capital provisions included in the Orders to Cease and Desist:

•	Well Capitalized – Security Bank of Houston County and Security Bank of Jones County;

•	Adequately Capitalized – Security Bank of North Fulton;

•	Undercapitalized – Security Bank of Bibb County;

•	Significantly Undercapitalized – Security Bank of North Metro; and

•	Critically Undercapitalized – Security Bank of Gwinnett County

See Note 14 regarding the Orders to Cease and Desist entered into by five of the Banks with the FDIC and the Department.

(12) Derivative Financial Instruments

On June 29, 2007, the Company executed an interest rate swap with an aggregate notional amount of $100.0 million, which was accounted for as a cash flow hedge. The Company’s objective in using the derivative was to add stability to interest income and to manage the Company’s exposure to adverse changes in interest rates. The interest rate swap agreement, with a maturity date of July 1, 2010, effectively converts the variable interest receipts on $100.0 million of prime-based loans to a fixed rate of 8.145% plus any credit spread, if applicable, over the life of the agreement.

The interest rate swap was terminated in March 2008 and the $6.3 million received upon termination is included in other comprehensive income (loss) and is being amortized to earnings, as interest income over the remaining term of the hedged item. The cash received as a result of the termination is classified, in the statement of cash flows, in the same category as the cash flows relating to the items being hedged.

(13) Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (SFAS No. 157), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial elements that are being measured and reported on a fair value basis.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Market Prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investment Securities Available for Sale	$—	$390,924	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Market Prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Loans Held For Sale	$86,076	$—	$—
Impaired Loans	—	236,402	—
Premises and Equipment Held For Sale	2,054	—	—
Other Real Estate	—	105,581	—

	$88,130	$341,983	$—

Liabilities
Deposits Held by Branches to be Sold	$81,853	$—	$—

The assets and liabilities associated with the pending sale transaction with The Heritage Bank are included in the table above at fair value, which is equal to book value. These amounts are considered Level 1, as the fair value is equal to the sales price.

(14) Subsequent Events

Orders to Cease and Desist with Banks

In April 2009, five of the Banks, Security Bank of Bibb County, Security Bank of Gwinnett County, Security Bank of Jones County, Security Bank of North Metro and Security Bank of Houston County entered into an Order to Cease and Desist (the “Orders”) with the FDIC and the Department. The final Orders are specific to each Bank, but contain many similar provisions and requirements, some of which are summarized below. The summary descriptions of the Orders set forth below are qualified in their entirety by the actual Orders, which are filed as Exhibits 10.1 through 10.5 to the Current Report on Form 8-K, as filed April 24, 2009, and are incorporated by reference herein in their entirety.

Under the terms of the Orders, each of the Banks referenced above has agreed, among other things, to some or all of the following provisions:

•	Increase participation of the Board of Directors in the affairs of the Bank and establish a Board committee to oversee the Bank’s compliance with the Order.

•	Have and retain qualified management.

•	Increase and maintain capital levels.

•	Review the adequacy of the allowance for loan and lease losses (“ALLL”) and establish a comprehensive policy for determining the adequacy of the ALLL.

•

Review, revise and adopt a written liquidity, contingency funding and funds management policy; implement adequate models for managing liquidity; and calculate monthly the liquidity and dependency ratios for Board review.

•	Take specified actions with regard to brokered deposits.

•	Refrain from paying cash dividends without the prior written consent of the FDIC.

•	Take specific actions to reduce the level of assets classified “Substandard.”

•

Refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected.

•	Revise, adopt, and implement a written lending, underwriting and collection policy and adopt and implement a policy limiting the use of loan interest reserves.

•	Take specified actions to reduce certain concentrations of credit.

•	Prepare and submit to its supervisory authorities its written strategic plan consisting of long-term goals and strategies.

•	Eliminate and/or correct all violations of law, regulations and contraventions of FDIC Statements of Policy as discussed in applicable reports and take all necessary steps to ensure future compliance.

•	Furnish quarterly progress reports to the banking regulators.

Withdrawal of TARP Application

On November 14, 2008, the Company filed an application to participate in the Capital Purchase Program administered by the U.S. Department of the Treasury under the Troubled Asset Relief Program. Because of the issuance of the Orders and the changes in the Capital Purchase Program, the Company withdrew its application to participate in the Capital Purchase Program on April 23, 2009.

Written Agreement with the Federal Reserve Bank of Atlanta

On May 6, 2009, Security Bank Corporation and Security Interim Holding Corporation (the “Companies”) entered into a Written Agreement with the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Department”). The Written Agreement contains several provisions intended to increase the financial soundness of the Companies so that the Companies may serve as a source of strength to the Banks.

The summary description of the Written Agreement set forth below is qualified in its entirety by the actual Written Agreement, which is attached as Exhibit 10.6 and is incorporated by reference herein.

Under the terms of the Written Agreement, each of the Companies has agreed to the following provisions (among others detailed in the Written Agreement):

•	Submit a written plan to strengthen risk management practices and assist the Banks in meeting the requirements of supervisory actions imposed on them by their federal or state regulators.

•	Refrain from paying dividends or receiving dividends from the Banks without the prior written approval of the Federal Reserve and the Department.

•	Refrain from making payments of interest or principal on subordinated debt or trust preferred securities without the prior written approval of the Federal Reserve and the Department.

•	Refrain from incurring, increasing or guaranteeing any debt without the prior written approval of the Federal Reserve and the Department.

•	Submit a written plan to maintain sufficient capital at the Companies and each of the Banks.

•	Refrain from increasing or imposing any new fees on the Banks without prior written approval of the Federal Reserve.

•	Furnish quarterly progress reports to the regulators.

The restrictions and reporting obligations under the Written Agreement are similar to the restrictions placed on the Banks pursuant to the previously reported enforcement actions. The Written Agreement supersedes the Board Resolution passed by the Board of Directors in February 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following narrative presents management’s discussion and analysis of the Company and its subsidiaries’ financial condition and results of operations as of and for the three-month periods ended March 31, 2009 and 2008. The historical financial statements of the Company are set forth elsewhere herein. This discussion should be read in conjunction with those financial statements and the other financial information included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “assume,” “believe,” “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and other similar words and expressions of future intent.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Quarterly Report on Form 10-Q include, but are not limited to:

•

the effects of the current global economic crisis, including, without limitation, the dramatic deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a further deterioration in credit quality, thereby requiring continued increases in our provision for loan losses, or a reduced demand for credit, which will continue to negatively impact our earnings;

•	the imposition of enforcement orders, capital directives or other enforcement actions by our regulators, including restrictions and limitations placed on the Banks pursuant to the Orders;

•

possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations and governmental intervention in the U.S. financial system, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	increases in our nonperforming assets, or our inability to recover or absorb losses created by such nonperforming assets;

•	our ability to effectively manage liquidity risk, interest rate risk and other market risk, credit risk and operational risk

•

our ability to manage negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other financial institutions with which we have commercial relationships;

•	the continuation of the recent unprecedented volatility in the credit markets and overall economy;

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

•	unexpected outcomes of existing or new litigation;

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to the Orders and any unexpected events in the future; and

•	other factors and information contained in this Quarterly Report on Form 10-Q and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

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

Overview

Security Bank Corporation was incorporated on February 10, 1994 for the purpose of becoming a bank holding company. We are subject to extensive federal and state banking laws and regulations, including the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia. We own six subsidiary banks—Security Bank of Bibb County, Security Bank of Houston County, Security Bank of Jones County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County. We also own Security Real Estate Services, Inc. (SRES), an interim real estate and development lender, which functions as an operating subsidiary of Security Bank of Bibb County. Through 2007, we offered land acquisition and development and construction loans from SRES, but SRES no longer offers these loans. SRES did continue to originate residential mortgage loans until the fourth quarter of 2008, when we contracted with Envoy Mortgage, an independent residential mortgage company based in Houston, Texas, to offer mortgage loans to our customers. As part of the agreement, all employees of SRES’s traditional residential mortgage origination business were retained by Envoy Mortgage and continue to originate mortgages in the Company’s offices. The Banks are also subject to various federal and state banking laws and regulations. SBKC Interim, a wholly owned subsidiary of Security Bank Corporation, was formed in April 2008 for the purpose of issuing $40.0 million of subordinated notes and conducts no operations. On March 30, 2009, the Company announced a definitive agreement to sell two Glynn County branches, located in Brunswick and St. Simons Island, to The Heritage Bank. Following the closing of the transaction, the Brunswick and St. Simons branches of Security Bank of Bibb County would become branch offices of The Heritage Bank. The transaction is subject to regulatory approval and other closing conditions and is expected to be completed in the second quarter of 2009.

The Banks each operate as a separate legal entity under the corporate umbrella of the Company. As a result, each Bank has its own board of directors and management comprised of persons known in the local community in which each Bank operates. We provide significant assistance and oversight to the Banks in areas such as budgeting, marketing, human resource management, credit administration, operations and funding.

As of March 31, 2009 we had 388 employees on a full-time equivalent basis.

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

Recent Events

As a result of these unprecedented and difficult times, the regulatory capital level of our Banks has decreased significantly and our sources of funding have diminished. Currently, the Company is making all efforts to retain and increase its capital ratios and liquidity. As part of those efforts, in the first quarter of 2009, we exercised our rights under all three of our trust preferred securities agreements to extend the interest payment periods and therefore did not make the payments due for the first payment periods of 2009. We presently anticipate that we will exercise this right on the remaining interest payments in 2009 as well. Also, in February 2009, the Company notified the affiliates of the FSI Group, LLC that it would defer the March 31, 2009 interest payment on the Notes issued in April 2008. The deferred interest was added to the principal balance and future interest payments will be calculated on the increased principal balance.

In addition, the Company has retained the services of investment bankers to review all strategic opportunities available to the Company and the Banks. As part of such plan of action, in January 2009, the Company applied to the FDIC to consolidate its six banking charters into a single banking charter. Subsequent to the filing of the application, the Company received notice that several of our Banks were undercapitalized as of December 31, 2008. In April 2009, we withdrew the application to consolidate our banking charters.

Several of the Banks are subject to Section 337 of the FDIC Rules and Regulations. Under this section, these banks may no longer accept, renew or rollover maturing brokered deposits. During the quarter ended March 31, 2009, $66.1 million in brokered deposits matured which decreased our liquidity position. During the remainder of 2009, another $603.4 million in brokered deposits will mature. If we are unable to replace these matured brokered deposits, then our liquidity position will be negatively and severely impacted and we likely will not be able to fund our operations in the future.

In April 2009, five of our Banks entered into Orders with the FDIC and the Department. The Orders set forth requirements for the Banks to take actions to address capital levels and lending policies, and place restrictions on the issuance of dividends by the Banks to the Company and restrictions on brokered deposits, among other items. Four of the Orders entered into by Security Bank of Gwinnett County, Security Bank of Bibb County, Security Bank of Jones County and Security Bank of North Metro, assert that the Banks are: operating with a Board that has failed to provide adequate supervision over and direction to the management of the Bank; operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; operating with a large volume of poor quality loans; following hazardous lending and tax collection policies and practices; operating in such a manner as to produce operating losses; operating with inadequate equity capital in relation to the volume and quality of assets held by the Bank; operating with inadequate provisions for liquidity and funds management; operating with inadequate allowance for loan and lease losses; and operating in violation of laws and/or regulations, and in contravention of statements of policy. The fifth Order entered into by Security Bank of Houston County asserts that the Bank is: operating with inadequate supervision and direction over the financial affairs of the Bank; operating with an inadequate level of capital based upon the level of risk identified; operating with an excessive volume of assets subject to adverse classification, resulting from engaging in inadequate credit administration and underwriting practices; operating with an excessive volume of credit concentrations which reflect a lack of diversity in the loan portfolio; operating with an excessive volume of nonearning assets; operating with marginal liquidity; and engaging in violations of applicable federal and state regulations.

The Orders entered into by Security Bank of Jones County and Security Bank of North Metro require the Banks to increase their capital to a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 30 days of the effective date of the Order. The Orders entered into by Security Bank of Bibb County and Security Bank of Gwinnett County require the Banks to increase their capital to a minimum Tier 1 Capital Ratio of 8.0% within 30 days of the effective date of the Order. The Order entered into by Security Bank of Houston County requires the Bank to increase its capital to a minimum Tier 1 Capital Ratio of 8.0% within 90 days of the effective date of the Order. Each Bank consented to the Orders without admitting to or denying the allegations.

Pursuant to the Orders, the Banks have created a Directors Committee to ensure compliance with the Orders and report to the Board of Directors. In addition, each Bank is required to provide a quarterly written progress report to the Department and the FDIC detailing the form and manner of any actions taken and the results of such actions, to secure compliance with the Orders.

On November 14, 2008, the Company filed an application to participate in the Capital Purchase Program administered by the U.S. Department of the Treasury under the Troubled Asset Relief Program. Because of the issuance of the Orders and the changes in the Capital Purchase Program, the Company withdrew its application to participate in the Capital Purchase Program on April 23, 2009.

On May 6, 2009, Security Bank Corporation and Security Interim Holding Corporation (the “Companies”) entered into a Written Agreement with the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Department”). The Written Agreement contains several provisions intended to increase the financial soundness of the Companies so that the Companies may serve as a source of strength to the Banks.

The summary description of the Written Agreement set forth below is qualified in its entirety by the actual Written Agreement, which is attached as Exhibit 10.6 and is incorporated by reference herein.

Under the terms of the Written Agreement, each of the Companies has agreed to the following provisions (among others detailed in the Written Agreement):

•	Submit a written plan to strengthen risk management practices and assist the Banks in meeting the requirements of supervisory actions imposed on them by their federal or state regulators.

•	Refrain from paying dividends or receiving dividends from the Banks without the prior written approval of the Federal Reserve and the Department.

•	Refrain from making payments of interest or principal on subordinated debt or trust preferred securities without the prior written approval of the Federal Reserve and the Department.

•	Refrain from incurring, increasing or guaranteeing any debt without the prior written approval of the Federal Reserve and the Department.

•	Submit a written plan to maintain sufficient capital at the Companies and each of the Banks.

•	Refrain from increasing or imposing any new fees on the Banks without prior written approval of the Federal Reserve.

•	Furnish quarterly progress reports to the regulators.

The restrictions and reporting obligations under the Written Agreement are similar to the restrictions placed on the Banks pursuant to the previously reported enforcement actions.

Liquidity Plan

Our Liquidity Task Force continues to meet weekly to review liquidity-related issues such as forecasted sources and uses of funds, loan pipelines, deposit pricing and deposit and borrowing maturities, among others. The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2009, we held $390.9 million in bonds at current market value in our available for sale portfolio with $298.7 million or 76% pledged to secure various public funds deposits, federal funds lines and repurchase agreements and for other purposes.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our Banks in the FHLB program. Our Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks. At March 31, 2009, the Company had availability from these borrowing sources of $91.5 million. In February 2009, the Company received notice from the FHLB of Atlanta that the FHLB had frozen our borrowing availability for four of our Banks (Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County) to the amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained.

Financial Condition

At March 31, 2009, our total assets were $2.79 billion compared to $2.85 billion at December 31, 2008. The decrease in total assets compared to December 31, 2008 is primarily due to decreases in loans receivable, interest-bearing deposits with other banks and investment securities offset by increases in other real estate and other assets.

Assets

The composition of our assets is as follows:

(In Thousands)	March 31, 2009	December 31, 2008	$ Change	% Change
Cash and Due From Banks	$34,955	$37,216	$(2,261)	-6.1%
Federal Funds Sold	525	1,508	(983)	-65.2%
Interest-Bearing Deposits With Other Banks	251,664	275,964	(24,300)	-8.8%
Investment Securities	390,924	393,681	(2,757)	-0.7%
Federal Home Loan Bank Stock	13,765	13,662	103	0.8%
Loans Receivable, Net	1,789,137	1,922,039	(132,902)	-6.9%
Loans Held For Sale	86,076	—	86,076	100.0%
Premises and Equipment	41,235	43,215	(1,980)	-4.6%
Premises and Equipment Held For Sale	2,054	—	2,054	100.0%
Other Real Estate	105,581	94,717	10,864	11.5%
Core Deposit Intangible, net	3,038	3,241	(203)	-6.3%
Accrued Interest Receivable	12,701	13,457	(756)	-5.6%
Other Assets	54,494	47,354	7,140	15.1%

	$2,786,149	$2,846,054	$(59,905)	-2.1%

Cash and Cash Equivalents

The decrease of $27.5 million is due primarily to the reduction in deposit balances related to maturing brokered deposits and deteriorating economic conditions, offset by the proceeds from the sale of other real estate. See the Condensed Consolidated Statement of Cash Flows for a detail of the sources and uses of cash and cash equivalents during the three months ended March 31, 2009 and 2008.

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

During the three-month period ended March 31, 2009, in an effort to maintain capital levels, the Company sold U.S. Government Agency securities and reinvested the proceeds into similar U.S. Government Agency securities. Compared to December 31, 2008, investment securities remained relatively consistent, as the balance decreased $2.8 million or 0.7%. At March 31, 2009 and December 31, 2008, the securities portfolio accounted for approximately 14.0% and 13.8%, respectively, of total assets.

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. Substantially all of our mortgage-backed and collateralized mortgage obligation bonds are Government National Mortgage Association issued and we do not have any bonds secured by subprime mortgages. The actual maturities of these securities will differ from the contractual maturities because loans underlying the securities may prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slowdown and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of timing of cash receipts and can result in the holding of a below market yielding asset for a longer time period.

Loans Receivable, Net

Loans receivable, net (including loans held for sale) decreased approximately $46.8 million from December 31, 2008. Due to the substantial decline in real estate markets and the overall economy, we continue to significantly slow the growth of our loan portfolio. Furthermore, the Company’s commitment to reduce the level of nonperforming assets in its loan portfolio has also contributed to the decline in the loan balance.

Assets Held For Sale

The balances of $86.1 million and $2.1 million represent the loans and premises and equipment, respectively, to be sold to The Heritage Bank in conjunction with the sale of our two Glynn County branches, located in Brunswick and St. Simons Island.

Risk Elements and Allowance for Loan Losses (ALL)

Nonperforming assets consist of nonaccrual loans, loans 90 days past due and accruing and other real estate, which is real estate acquired through foreclosure and repossession. Nonperforming assets increased significantly to $390.9 million or 14.0% of total assets at March 31, 2009 compared to $327.3 million or 11.5% of total assets at December 31, 2008.

The following table presents our nonperforming assets as of the dates indicated:

(In Thousands)	March 31, 2009	December 31, 2008
Nonaccrual Loans	$285,308	$232,436
Loans 90 Days Past Due and Accruing	—	146
Other Real Estate	105,581	94,717

Total Nonperforming Assets	$390,889	$327,299

The increase in nonperforming assets is primarily attributable to the unprecedented economic and credit conditions that began in late summer of 2007 and has continued through the first quarter of 2009. A significant portion of the loan portfolios of our metropolitan Atlanta Banks and SRES is concentrated in loans to residential builders and developers. With the significant slowing of home and land sales, the prices of homes and land have declined precipitously. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue.

At March 31, 2009, the 10 largest nonaccrual loans comprise $126.7 million or 44.4% of the total. Of these 10 loans, six are residential development loans, three are commercial real estate loans and one loan is mixed use. A detail of the activity in nonperforming loans for the three-month periods ended March 31, 2009 and 2008 is as follows:

(In Thousands)	2009	2008
Nonaccrual loans at beginning of period	$232,436	$50,635
Activity during the period:
Additions, net	91,417	173,600
Foreclosures	(19,142)	(13,567)
Charge-offs, net	(18,000)	(24,148)
Principal collections	(1,403)	—

Nonaccrual loans at end of period	$285,308	$186,520

At March 31, 2009, the 10 largest other real estate owned properties comprise $43.8 million or 41.5% of the total. Six of these properties are residential in nature, three of the properties are mixed use, and one property is commercial. Of total other real estate owned, the largest component is residential lots at 37.1% followed by single family homes at 26.6%, raw land at 33.3% and commercial property at 3.0%. A detail of the activity in other real estate for the three-month periods ended March 31, 2009 and 2008 is as follows:

(In Thousands)	2009	2008
Other real estate at beginning of period	$94,717	$28,175
Activity during the period:
Foreclosures	19,142	13,567
Sales	(6,701)	(5,779)
Provisions for loss	(1,670)	—
Other	93	(214)

Other real estate at end of period	$105,581	$35,749

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

Other Assets

Other Assets increased largely as a result of increases in income taxes receivable (due to our operating losses) and prepaid regulatory fees resulting from substantial increases in FDIC fees.

Liabilities

The composition of liabilities is as follows:

(In Thousands)	March 31, 2009	December 31, 2008	$ Change	% Change
Deposits	$2,320,616	$2,438,136	$(117,520)	-4.8%
Deposits Held by Branches to be Sold	81,853	—	81,853	100.0%
Borrowed Money	289,673	300,621	(10,948)	-3.6%
Other Liabilities	28,073	22,589	5,484	24.3%

	$2,720,215	$2,761,346	$(41,131)	-1.5%

Deposits

The decrease in total deposits (including deposits held by branches to be sold) of approximately $35.7 million is due primarily to the decrease in interest bearing demand accounts of $35.8 million and a decrease in brokered deposits of $66.1 million, offset by an increase in wholesale certificates of deposit of $69.8 million. The decrease in interest-bearing demand balances is due primarily to economic conditions, as funds are being drawn more frequently by account holders to meet obligations. The increase in wholesale certificates of deposit and decrease in brokered deposits are related to the undercapitalized regulatory capital status of several of the Banks. Per applicable regulatory guidelines, these banks may not accept, renew or rollover brokered deposits, which has resulted in the decrease in brokered certificates of deposit and increase in the use of wholesale certificates of deposit. The deposits held by branches to be sold balance of $81.9 million represents the deposits to be assumed by The Heritage Bank in conjunction with the sale of our two Glynn County branches, located in Brunswick and St. Simons Island.

Further discussion of our use of brokered and wholesale certificates of deposit is included in the Liquidity section of this discussion.

Borrowed Money

The decrease in borrowed money is primarily related to a $10.8 million decrease in repurchase agreements. The Company utilizes these sources as necessary to meet funding needs. At the request of the Federal Reserve Bank of Atlanta, in February 2008 our Board of Directors approved a resolution stating that we will not incur additional debt at the holding company without the prior written approval of the Federal Reserve Bank of Atlanta.

Other Liabilities

The increase in other liabilities is largely a result of decreases in accrued expenses.

Equity

At March 31, 2009, total equity was $65.9 million or 2.4% of total assets compared to $84.7 million or 3.0% of total assets as of December 31, 2008. The decrease in equity is due primarily to the net loss of $18.5 million incurred during the quarter ended March 31, 2009.

At the request of the Federal Reserve Bank of Atlanta, in February 2008 our Board of Directors passed a resolution stating that we will not declare or pay any dividends to our shareholders without the prior written approval of the Federal Reserve Bank of Atlanta. In addition, pursuant to the Orders, five of our Banks may not pay cash dividends without the prior written consent of the FDIC and the Department.

Results of Operations

Net Loss

Net loss for the three-month periods ended March 31, 2009 and 2008 was $18.5 million or $0.79 diluted loss per share compared to $24.2 million or $1.22 diluted loss per share, respectively. The decrease in the net loss for the three-month period ended March 31, 2009 is primarily attributable to a decrease in the provision for loan losses of $30.1 million offset by reductions in net interest income and income tax benefit of $10.9 million and $12.4 million, respectively.

Net Interest Income

The net interest margin of the Company was 0.60% for the three-month period ended March 31, 2009 compared to 2.33% for the same three-month period of the preceding year. Total interest income decreased to $27.4 million for the three-month period ended March 31, 2009, from $40.8 million during the comparable prior year period. The decrease in total interest income is due primarily to a $13.0 million decrease in interest generated from loans receivable, which resulted from a 180 basis point decline in the yield on these assets and a decrease in the average balance of $238.4 million. The decline in the yield on loans receivable is the result of rate decreases of 400 basis points during 2008 and forfeited interest from nonperforming assets and reversal of interest on nonaccrual loans, which reduced the yield by 77 and 22 basis points, respectively. The decrease in the average loan balance is related to the Company’s commitment to reduce the level of nonperforming assets in its loan portfolio. Total interest expense decreased $2.5 million to $23.4 million as a result of a decrease of $3.4 million in interest expense on deposits, offset by an increase of $0.9 million in the interest expense on borrowed funds.

The average cost of interest-bearing deposits decreased by 84 basis points and the average balance increased by $153.4 million. Time deposits, the largest category of deposits, increased by $284.3 million primarily due to the increased use of brokered and internet-based certificates of deposit. These types of deposits historically have provided a means of generating deposits to meet our funding needs, but our access to this funding source may be limited in the future. The increase in the average balance of time deposits is offset with a 100 basis-point decrease resulting from market interest rate decreases during 2008.

The average balance of interest-bearing demand accounts decreased $130.9 million, with a corresponding decline in the cost of such deposits of 104 basis points related to market interest rate decreases during 2008.

The interest expense on borrowed funds during the first quarter of 2009 increased by $0.9 million when compared to the corresponding period in 2008. This increase is related to an increase of $120.6 million in the average balance of borrowed funds offset by a decrease of 64 basis points in the average costs of borrowings. The increase in the average balance is related to the $40.0 million of subordinated notes issued in April 2008 and an increase in the average balance of FHLB advances of $77.0 million borrowed in an effort to bolster on-balance sheet liquidity. The decrease in the average cost of these borrowings is the result of a 100 basis point decline in the cost of FHLB advances, and a 296 basis point decrease in the cost of repurchase agreements, related to market rate decreases during 2008. These cost decreases are offset by the cost of the subordinated notes.

The following table represents the effective yields and costs of funds for the three-month periods ended March 31:

	2009			2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income	$1,955,732	$23,891	4.95%	$2,194,092	$36,935	6.75%
Mortgage Loans Held for Sale	—	—	—	5,896	92	6.26
Investment Securities-Taxable	398,987	3,282	3.34	288,514	3,176	4.42
Investment Securities- Tax-Exempt, Tax Equivalent Basis	2,085	38	7.48	7,881	143	7.28
Interest-Bearing Deposits With Other Banks	292,048	125	0.17	4,042	35	3.47
Federal Funds Sold	8,724	4	0.19	49,966	389	3.12
Other Interest-Earning Assets	1,238	17	5.57	1,238	22	7.13

Total Interest-Earning Assets	2,658,814	27,357	4.17	2,551,629	40,792	6.41

Noninterest-Earning Assets	187,659			266,993

Total Assets	$2,846,473			$2,818,622

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
NOW, Money Market and Savings	$377,679	$1,655	1.78%	$508,552	$3,575	2.82%
Time Deposits	1,921,980	18,907	3.99	1,637,728	20,370	4.99

Total Interest-Bearing Deposits	2,299,659	20,562	3.63	2,146,280	23,945	4.47

Borrowings:
FHLB Advances	189,865	1,114	2.38	71,312	672	3.78
Subordinated Debentures	41,325	580	5.69	41,238	739	7.19
Federal Funds Purchased and Repurchase Agreements	32,641	13	0.16	44,745	348	3.12
Notes Payable and Other	31,921	1,168	14.84	17,829	239	5.38

Total Borrowings	295,752	2,875	3.94	175,124	1,998	4.58

Total Interest-Bearing Liabilities	2,595,411	23,437	3.66	2,321,404	25,943	4.48

Noninterest-Bearing Liabilities	172,670			183,583
Shareholders’ Equity	78,392			313,635

Total Liabilities and Shareholders’ Equity	$2,846,473			$2,818,622

Interest Rate Spread			0.51%			1.93%

Net Interest Income		$3,920			$14,849

Net Interest Margin			0.60%			2.33%

The following table provides a detailed analysis of the changes in interest income and interest expense due to changes in rate and volume for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Changes in the average balances outstanding for interest earning assets and interest bearing liabilities are volume changes and changes in the interest rates earned and paid on such assets and liabilities are rate changes. Changes resulting from a combination of changes in volume and rate have been included in the rate changes.

	Changes From March 31, 2008 to March 31, 2009
	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest Income
Loans, Net of Unearned Income	$(3,968)	$(9,076)	$(13,044)
Mortgage Loans Held For Sale	(91)	(1)	(92)
Investment Securities - Taxable	1,203	(1,097)	106
Investment Securities - Tax-Exempt	(104)	(1)	(105)
Interest-Bearing Deposits With Other Banks	2,466	(2,376)	90
Federal Funds Sold and Other	(318)	(72)	(390)

Total Interest Income	(812)	(12,623)	(13,435)

Interest Expense
NOW, Money Market and Savings	(910)	(1,010)	(1,920)
Time Deposits	3,497	(4,960)	(1,463)
Borrowings
FHLB Advances	1,105	(663)	442
Subordinated Debentures	2	(161)	(159)
Federal Funds Purchased and Repurchase Agreements	187	(522)	(335)
Notes Payable and Other	1,105	(176)	929

Total Interest Expense	4,986	(7,492)	(2,506)

Net Interest Income	$(5,798)	$(5,131)	$(10,929)

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

The following table presents our loan loss experience on all loans for the three-month periods ended March 31:

	2009	2008
Balance, beginning of period	$59,437	$31,698
Charge-Offs
Construction, Land and Land Development	(16,326)	(23,586)
Commercial, Financial and Agricultural	(262)	(331)
Real Estate – Other	(1,323)	(247)
Consumer	(507)	(279)

	(18,418)	(24,443)

Recoveries
Construction, Land and Land Development	67	3
Commercial, Financial and Agricultural	105	68
Real Estate – Other	66	50
Consumer	180	174

	418	295

Net Charge-Offs	(18,000)	(24,148)

Provision for Loan Losses	12,108	42,199

Balance, end of period	$53,545	$49,749

As a result of the dramatic changes in our real estate markets, we incurred net charge-offs of $18.0 million and $24.1 million during the three-month periods ended March 31, 2009 and 2008, respectively. The allowance for loan losses on March 31, 2009 was 2.78% of loans receivable compared to 3.00% at December 31, 2008.

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

Noninterest Income and Expense

The composition of noninterest income for the first quarters of 2009 and 2008 are as follows:

(In Thousands)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Service Charges on Deposits	$1,915	$2,287	$(372)	-16.3%
Mortgage Origination and Related Fees	22	1,002	(980)	-97.8%
Securities Gains	2,626	2,034	592	29.1%
Other	286	539	(253)	-47.0%

	$4,849	$5,862	$(1,013)	-17.3%

The decrease of $1.0 million or 17.3% in noninterest income is due primarily to the following:

•	decrease of $0.3 million in bounce protection fees;

•

decrease of $0.1 million in commission fees earned by CFS Wealth Management, LLC (CFS) professionals. The Company sold CFS during the first quarter of 2008 and therefore did not generate any fees during 2009;

•	reduction in mortgage originations and related fees generated by SRES of $1.0 million. SRES ceased originating residential mortgage loans in the fourth quarter of 2008;

•	loss on the termination of our relationship with CFS of $0.5 million incurred during the first quarter of 2008. There were no such charges during the first quarter of 2009; and

•	increase in gain on sales of securities of $0.6 million

The composition of noninterest expense for the first quarters of 2009 and 2008 are as follows:

(In Thousands)	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Salaries and Employee Benefits	$6,255	$8,736	$(2,481)	-28.4%
Occupancy and Equipment	1,751	1,549	202	13.0%
Foreclosed Property	4,472	1,647	2,825	171.5%
FDIC Assessments	519	391	128	32.7%
Professional Fees	1,812	654	1,158	177.1%
Marketing	403	405	(2)	-0.5%
Amortization-Core Deposit Intangible	203	246	(43)	-17.5%
Other	1,496	3,279	(1,783)	-54.4%

	$16,911	$16,907	$4	0.0%

Noninterest expense was consistent when compared to the first quarter of 2008. Changes in the various expense categories include:

•

decrease of $2.5 million in salaries and employee benefits due to reductions of: $1.1 million in salaries due to our reduction in force of approximately 23% during the second half of 2008, $0.3 million in mortgage loan commissions due to exiting that line of business during the fourth quarter of 2008; $0.3 million in bonus and incentive plan expense resulting from the Company’s decreased financial performance; and a net reduction of $0.8 million in other compensation costs, including 401k expense ($0.3 million) and group insurance ($0.3 million);

•

increase of $2.8 million in foreclosed property expense, which includes fees and expenses of legal counsel and other professionals, as a result of the increase in OREO from the first quarter 2008 levels to first quarter 2009 levels. We expect this elevated level of foreclosed property expenses to continue as we work through our problem assets;

•

increase of $1.2 million in professional fees due largely to higher legal costs resulting from increased litigation and claims with borrowers, guarantors and co-lenders in connection with loans and loan participations. The increase in professional fees is also related to amounts paid to investment bankers and other organizations in connection with our capital raising initiatives; and

•

decrease in other noninterest income resulting from the reversal of liability of $0.9 million during the first quarter of 2009. In 2008, we accrued for a potential legal settlement that was subsequently settled at no cost to the Company in 2009.

Income Taxes

Income tax benefit totaled $1.8 million and $14.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. The effective tax rates for the 2009 and 2008 quarters were approximately 8.9% and 37.1%, respectively. The effective tax rate has historically been at or just below the maximum corporate federal and state income tax rates due to the relatively small percentage of tax-free investments carried on the consolidated balance sheets. The lower effective rate in 2009 results from the impairment of our deferred tax assets which reduces the tax benefit from our pretax loss.

Capital Adequacy

The Federal Reserve Board measures capital adequacy for bank holding companies by using a risk-based capital framework and by monitoring compliance with minimum leverage ratio guidelines. The minimum ratio of total risk-based capital to risk-adjusted assets is 8%, of which 4% must be Tier 1 capital. Our total risk-based capital ratio was 7.89% at March 31, 2009. Our Tier 1 risk-based capital ratio was 4.00% at March 31, 2009.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. Those guidelines provide for a minimum leverage ratio of 3% for financial institutions that meet certain criteria, including that they maintain the highest regulatory rating. All other financial institutions are required to maintain a leverage ratio of 4%. Our leverage ratio was 2.87% at March 31, 2009.

The Federal Deposit Insurance Corporation Improvement Act established minimum capital requirements for all depository institutions and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution’s capital tier will depend upon where its capital levels are in relation to various other capital measures that include a risk-based capital measure, a leverage ratio capital measure and other factors. Under regulations adopted, for an institution to be “well capitalized,” it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%. Also, the institution may not be subject to any specific capital order or directive.

At March 31, 2009, the Banks’ respective regulatory capital levels met the criteria of the following categories, subject to the regulatory capital provisions included in the Orders to Cease and Desist:

•	Well Capitalized – Security Bank of Houston County and Security Bank of Jones County;

•	Adequately Capitalized – Security Bank of North Fulton;

•	Undercapitalized – Security Bank of Bibb County;

•	Significantly Undercapitalized – Security Bank of North Metro; and

•	Critically Undercapitalized – Security Bank of Gwinnett County

Banks that are not “well capitalized” can be subject to higher rates for FDIC insurance and other restrictions and limitations.

Under Section 29 of the FDIA and Section 337.6 of the FDIC Rules and Regulations, several of our Banks may not accept, renew or rollover brokered deposits. As such, the payment of these deposits will greatly diminish the liquidity position of the Company and raise substantial doubt about our ability to continue as a going concern. For additional information on our liquidity management and position, please see the Liquidity section below.

Liquidity

Primarily through the actions of our Banks, we manage our liquidity to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage-backed securities, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Historically, to the extent needed, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside our immediate market area, including an Internet-based national certificate of deposit service.

As discussed in the preceding paragraphs, because several of our Banks cannot accept, renew or rollover brokered deposits, paying off these deposits as they mature will greatly diminish the liquidity position of the Company. As a result, we may not be able to fund our business operations in the future.

Our Liquidity Task Force (LTF) continues to meet weekly to review liquidity-related issues such as forecasted sources and uses of funds, loan pipelines, deposit pricing and deposit and borrowing maturities, among others. Our Liquidity Contingency Plan establishes Early Warning Indicators that result from predetermined levels of and changes in various funding sources and ratios that incorporate those sources. We have built up our liquidity to a level that exceeds our current needs because of brokered deposits that will mature during 2009, the freeze on our FHLB borrowing and the negative publicity surrounding both the banking industry and the Company. The banking industry has come under significant scrutiny due to government funding through the Emergency Economic Stabilization Act of 2008 and TARP. The Company has endured adverse publicity due to our increasing levels of nonperforming assets, goodwill impairment during 2008, significant drop in stock price during 2008 and our net loss in 2008. Due to the limitations on the use of brokered deposits as a funding source discussed previously our liquidity will be adversely and significantly affected, and we may not be able to fund our operations or continue as a going concern. Additionally, the current volatility and disruptions in the capital markets will impact the Company’s ability to access alternative liquidity sources in the same manner as the Company had in the past.

The Company’s investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2009 we held $390.9 million in bonds at current market value in our available for sale portfolio with $298.7 million or 76% pledged to secure various public funds deposits, federal funds lines and repurchase agreements and for other purposes.

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A large percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.

At March 31, 2009 and December 31, 2008, our Banks had $1.00 billion and $1.09 billion, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 43% and 48% of respective total interest-bearing deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. The Company compares relative interest costs to attract local core relationships to the cost associated with market rates of interest on various external deposit sources to help minimize our overall cost of funds.

In response to rate decreases on time deposits and reduced demand deposit balances, our Banks have increased deposit sources with brokered deposits and wholesale certificates of deposit. As of March 31, 2009 and December 31, 2008 the Banks reported $1.05 billion, or 44% of total deposits and $798.2 million, or 33% of total deposits in brokered and wholesale certificates of deposit, respectively.

We have established multiple borrowing sources to augment our funds management. Borrowing capacity exists through the membership of our Banks in the FHLB program. Our Banks have also established overnight borrowing lines for federal funds purchased through various correspondent banks. At March 31, 2009, the Company had availability from these borrowing sources of $91.5 million. In February 2009, the Company received notice from the FHLB of Atlanta that the FHLB had frozen our borrowing availability for four of our Banks (Security Bank of Bibb County, Security Bank of North Metro, Security Bank of North Fulton and Security Bank of Gwinnett County) to the amount outstanding. Advances that mature may be renewed; however, no new advances may be obtained.

The current economic situation in the United States and our current liquidity level and potential negative impacts on liquidity discussed above, in addition to the Orders entered into by the Banks, raise substantial doubt about our ability to continue as a going concern for the foreseeable future.

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

To help us manage fluctuations in our net interest income, we use simulation modeling to estimate the impact on net interest income of both the current level of market interest rates and for changes to the current level of market interest rates. We measure the projected changes in market interest rates in terms of rate “shifts” of plus or minus 100, 200 and 300 basis points over the current levels of market interest rates. We assume rate shifts occur ratably over a 12-month measurement horizon. We base projected pricing for maturing and repricing assets and liabilities upon actual pricing experience over the period immediately preceding the projection period. We believe that our elevated levels of nonperforming assets will continue to have an adverse impact on our net interest margin through 2009 and we have included these levels in our modeling.

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

Unfulfilled loan commitments are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the following total commitment amounts are not necessarily indicative of future funding requirements. Unfulfilled loan commitments as of March 31, 2009 and December 31, 2008 approximated $163.4 million and $188.8 million, respectively.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers, and letters of credit are collateralized when deemed necessary. We had commitments under financial and performance standby letters of credit of $10.9 million as of March 31, 2009 and $11.5 million as of December 31, 2008.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our ALL, intangible assets, income taxes and stock-based compensation have been critical to the determination of our financial position and results of operations. See Provision for Loan Losses section included herein and Critical Accounting Policies section included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company and its subsidiaries are parties to various legal proceedings arising from the normal course of business. During the last several years, the Company and its subsidiaries have financed several residential real estate projects. Many of these loans have been sold, or participated, either in whole or in part to several different banks primarily in the state of Georgia. As the residential real estate market has experienced a growing depression and the local and national economies have suffered during 2008 and 2009, the Company has experienced an increase in the number of ordinary course lawsuits that fall into two general categories:

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

In addition to other information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed in Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 contain valuable information concerning factors that could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Five of our Banks have stipulated to Cease and Desist Orders with the Department and the FDIC and we have entered into a Written Agreement with the Federal Reserve Bank of Atlanta, which place significant restrictions on our operations.

Under applicable laws, the FDIC, as our deposit insurer, and the Department as our chartering authority, have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution, although formal enforcement actions are routinely disclosed by the regulatory authorities.

As a result of recent examinations, the Department and the FDIC, issued the Banks the Orders. In April 2009, each Bank stipulated to the Orders. The Orders set forth requirements for the Banks to take actions to address capital levels and lending policies, and place restrictions on the issuance of dividends by the Banks to the Company and restrictions on brokered deposits, among other items. Four of the Orders entered into by Security Bank of Gwinnett County, Security Bank of Bibb County, Security Bank of Jones County and Security Bank of North Metro, state that the Banks are: operating with a Board that has failed to provide adequate supervision over and direction to the management of the Bank; operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; operating with a large volume of poor quality loans; following hazardous lending and tax collection policies and practices; operating in such a manner as to produce operating losses; operating with inadequate equity capital in relation to the volume and quality of assets held by the Bank; operating with inadequate provisions for liquidity and funds management; operating with inadequate allowance for loan and lease losses; and operating in violation of laws and/or regulations, and in contravention of statements of policy. The fifth Order entered into by Security Bank of Houston County states that the Bank is: operating with inadequate supervision and direction over the financial affairs of the Bank; operating with an inadequate level of capital based upon the level of risk identified; operating with an excessive volume of assets subject to adverse classification, resulting from engaging in inadequate credit administration and underwriting practices; operating with an excessive volume of credit concentrations which reflect a lack of diversity in the loan portfolio; operating with an excessive volume of nonearning assets; operating with marginal liquidity; and engaging in violations of applicable federal and state regulations. Each Bank consented to the Orders without admitting to or denying the allegations.

The Orders entered into by Security Bank of Jones County and Security Bank of North Metro require the Banks to increase their capital to a minimum Tier 1 Capital Ratio of 8.0% and a minimum Total Risk Based Capital Ratio of at least 10.0% within 30 days of the effective date of the Order. The Orders entered into by Security Bank of Bibb County and Security Bank of Gwinnett County require the Banks to increase their capital to a minimum Tier 1 Capital Ratio of 8.0% within 30 days of the effective date of the Order. The Order entered into by Security Bank of Houston Country requires the Bank to increase its capital to a minimum Tier 1 Capital Ratio of 8.0% within 90 days of the effective date of the Order.

In the event we are in material non-compliance with the terms of the Orders and the Written Agreement, our regulators have the authority to subject us to the terms of more restrictive enforcement orders, to impose civil money penalties on us and our directors and officers, and to remove directors and officers from their positions. In addition, due to the imposition of the Orders and the Written Agreement, we will be subject to heightened scrutiny by regulatory authorities and could suffer damage to our reputation in the marketplace.

An inability to improve our regulatory capital position could adversely affect our operations and future prospects.

Our success and ongoing viability is dependent on our ability to raise sufficient capital or reduce our assets to improve our regulatory capital position. At March 31, 2009, one of our subsidiary Banks was classified as “undercapitalized,” one of our subsidiary Banks was classified as “significantly undercapitalized” and one of our subsidiary Banks was classified as “critically undercapitalized,” which restricts our operations.

Our ability to comply with the regulatory capital provisions of the Orders is contingent on current and future economic conditions and on our financial performance, which will require us to raise additional capital. Capital market conditions are currently unfavorable, and we do not anticipate any material improvement in these markets in the near term. If we are unable to raise sufficient amounts of capital, our financial condition and future prospects will be materially and adversely affected and further regulatory actions may be implemented, including ultimately placing our subsidiary banks in receivership or conservatorship.

If our allowance for loan losses is not sufficient to cover actual loan losses, we will incur additional losses.

The market value of the real estate securing our loans as collateral has been significantly and adversely affected by the deteriorating economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of March 31, 2009, approximately 89% of our loans receivable were secured by real estate. As a result of a difficult real estate market, we have increased our allowance from $49.7 million as of March 31, 2008 to $53.5 million as of March 31, 2009. We expect to continue to increase our allowance in 2009; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

Pursuant to the Orders, five of our Banks are required to review the adequacy of our allowance for loan and lease losses on a quarterly basis. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results and capital position.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On May 6, 2009, Security Bank Corporation and Security Interim Holding Corporation (the “Companies”) entered into a Written Agreement with the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Department”). The Written Agreement contains several provisions intended to increase the financial soundness of the Companies so that the Companies may serve as a source of strength to the Banks.

The summary description of the Written Agreement set forth below is qualified in its entirety by the actual Written Agreement, which is attached as Exhibit      and is incorporated by reference herein.

Under the terms of the Written Agreement, each of the Companies has agreed to the following provisions (among others detailed in the Written Agreement):

•	Submit a written plan to strengthen risk management practices and assist the Banks in meeting the requirements of supervisory actions imposed on them by their federal or state regulators.

•	Refrain from paying dividends or receiving dividends from the Banks without the prior written approval of the Federal Reserve and the Department.

•	Refrain from making payments of interest or principal on subordinated debt or trust preferred securities without the prior written approval of the Federal Reserve and the Department.

•	Refrain from incurring, increasing or guaranteeing any debt without the prior written approval of the Federal Reserve and the Department.

•	Submit a written plan to maintain sufficient capital at the Companies and each of the Banks.

•	Refrain from increasing or imposing any new fees on the Banks without prior written approval of the Federal Reserve.

•	Furnish quarterly progress reports to the regulators.

The restrictions and reporting obligations under the Written Agreement are similar to the restrictions placed on the Banks pursuant to the previously reported enforcement actions.

ITEM 6.	EXHIBITS

(a) The following is a list of exhibits including items incorporated by reference:

Exhibit No	Description
3.1	Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to registrant’s Form 8-K (File No. 000-23261) filed with the SEC on December 30, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to registrant’s Form 10-Q (File No. 000-23261) filed with the SEC on August 8, 2008).

10.1	Order to Cease and Desist between Security Bank of Bibb County and the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference as Exhibit 10.1 to the registrant’s Form 8-K (File No. 000-23261), filed on April 24, 2009).

10.2	Order to Cease and Desist between Security Bank of Gwinnett County and the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference as Exhibit 10.2 to the registrant’s Form 8-K (File No. 000-23261), filed on April 24, 2009).

10.3	Order to Cease and Desist between Security Bank of Jones County and the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference as Exhibit 10.3 to the registrant’s Form 8-K (File No. 000-23261), filed on April 24, 2009).

10.4	Order to Cease and Desist between Security Bank of North Metro and the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference as Exhibit 10.4 to the registrant’s Form 8-K (File No. 000-23261), filed on April 24, 2009).

10.5	Order to Cease and Desist between Security Bank of Houston County and the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance (incorporated by reference as Exhibit 10.5 to the registrant’s Form 8-K (File No. 000-23261), filed on April 24, 2009).

10.6*	Written Agreement between Security Bank Corporation, Security Interim Holding Corporation, the Federal Reserve Bank of Atlanta and the Banking Commissioner of the State of Georgia.

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Security Bank Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY BANK CORPORATION

/s/ Tony E. Collins
Tony E. Collins
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2009

/s/ James R. McLemore
James R. McLemore
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 11, 2009